Form 10-K
period 1993-12-31
WESCO FINANCIAL CORP
filed 1994-03-31
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 1993 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission file number 1-4720

                          WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                    Delaware                                        95-2109453
         (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
         incorporation or organization)

     301 East Colorado Boulevard, Suite 300,                        91101-1901
              Pasadena, California                                  (Zip Code)
    (Address of Principal Executive Offices)

                                 (818) 585-6700
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of Each Exchange
          Title of Each Class                         on Which Registered
      Capital Stock, $1 par value                   American Stock Exchange
                                                   and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                    None
- --------------------------------------------------------------------------------
                                (Title of Class)

- --------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 22, 1994 was: $171,105,000.

     The number of shares outstanding of the registrant's Capital Stock as of March 22, 1994 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Title of Document

     Proxy Statement for 1994 Annual              Part III, Items 10, 11, 12
          Meeting of Shareholders                           and 13
            Parts of Form 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. The principal businesses of Wesco, conducted by wholly owned subsidiaries, have been (1) the savings and loan business, through Mutual Savings and Loan Association, subsequently renamed MSMLMIC ("Mutual Savings"), which was incorporated in California in 1925 and gave up its status as a regulated thrift institution after disposing of its savings accounts and most of its real estate loans in October 1993, (2) the property and casualty insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985, and (3) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979.

     Wesco's operations also include, through MS Property Company ("MS Property"), the ownership and management of commercial real estate transferred to MS Property by Wesco, and the development and liquidation of foreclosed real estate and delinquent real estate loans transferred to MS Property by Mutual Savings, all in December 1993, when MS Property began its operations. Wesco's operations have also included the manufacture of electrical equipment through New America Electrical Corporation ("New America Electric"), which was organized in 1982, has been approximately 80%-owned by Wesco since December 1988, and sold its business and commenced liquidation in mid-1993. Wesco also has investments in securities.

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps (or its predecessor by the same name), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Wesco and its subsidiaries are thus controlled by Blue Chip Stamps and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of 40.7% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations, but Mr. Buffett has no active participation in Wesco's management.

     Wesco's activities fall into three business segments -- financial, insurance, and industrial. The financial segment, through 1993 yearend, included the savings and loan business. (Effective January 1, 1994, the remainder of the savings and loan business -- the portion that had employed the majority of its assets, in terms of market value, in indirect real estate lending through ownership of 7.2 million shares of common stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and mortgage-backed securities -- became part of the insurance segment upon Mutual Savings' statutory merger into Wes-FIC.) Also included in the financial segment are (a) MS Property's ownership and management of commercial real estate as well as its development and liquidation of foreclosed real estate and delinquent real estate loans, and (b) investments, principally in common and preferred stocks. The insurance segment has, through 1993 yearend, comprised the property and casualty insurance business. (In 1994 it also includes the indirect real estate lending business formerly engaged in by Mutual Savings.) The industrial segment includes steel service center operations and, until mid-1993, also included electrical products business activity. The amounts of revenues, operating profit and identifiable assets attributable to each of these three business segments are included in Note 9 to Wesco's consolidated financial statements contained in Item 8, Financial Statements.

FINANCIAL SEGMENT

     The savings and loan business has been a difficult business since the late 1970s as explained in detail in previous annual reports. Mutual Savings and Wesco have dealt with increasing savings and loan regulations and regulatory pressures, particularly over the past five years, with the result that management decided as of 1992 yearend that Mutual Savings would give up its status as a regulated savings and loan association. The decision was prompted, in part, by regulatory insistence that Mutual

Savings make additional changes in its business above and beyond those previously made. Management believed such additional changes, if implemented, would further increase operating expenses, and possibly narrow the spread between interest income and interest expense, thereby resulting in an unacceptable return to its owners. To achieve its objective, on October 8, 1993, Mutual Savings consummated its previously announced agreement with CenFed Bank, A Federal Savings Bank ("CenFed"), following receipt of regulatory approvals. Mutual Savings transferred its savings accounts and certain other liabilities (totaling about $220 million) to CenFed, offset by substantially all of its real estate loans and certain other non-cash assets (about $86 million, combined) and cash (about $134 million). Pursuant to the agreement, Wesco loaned $4 million to CenFed's parent corporation for a three-year period, with interest initially at prime rate. In addition, Mutual Savings and Wesco jointly agreed to indemnify CenFed to the extent of at least 90% with respect to any losses that might be sustained on the loans transferred. After provision for such indemnification, the CenFed transaction resulted in an after-tax gain of $905,000, or $.13 per Wesco share.

     Following completion of the foregoing transaction, and the withdrawal by Mutual Savings and by Wesco from savings and loan regulation, (1) Mutual Savings transferred all of its foreclosed real estate, and the few real estate loans that were not sold to CenFed, to MS Property, which is continuing the slow liquidation of those assets begun by Mutual Savings; and (2) Wesco transferred its commercial real estate property in Pasadena, California, to MS Property, which is now managing it.

     Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Freddie Mac (market approximately $359 million versus cost of about $72 million at 1993 yearend) and indirect loans in the form of approximately $46 million of securitized mortgages. Immediately after 1993 yearend Mutual Savings merged into Wes-FIC, which will continue to engage in the mortgage business and make business use of the portion of Mutual Savings' business that in recent years employed the majority of its assets. The continuation of this business will be regulated by the Nebraska Department of Insurance, replacing federal and California thrift regulators.

     Wesco, while it seeks suitable businesses to acquire or to expand its existing operations, invests in marketable securities, including common stocks of unaffiliated companies held outside its insurance subsidiary. (See Note 2 to the accompanying consolidated financial statements for a summary of all investments, both inside and outside Wesco's insurance subsidiary. See Schedule I accompanying such statements for further information.)

     Eleven full-time employees are engaged in the financial segment activities.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Wesco has contributed approximately $103 million cash to Wes-FIC's capital since Wes-FIC's date of incorporation. On January 1, 1994, as a result of Mutual Savings' merger into Wes-FIC, the latter received an additional net contribution of approximately $240 million, of which $187 million related to Freddie Mac stock (unrealized appreciation of $287 million less $100 million of income taxes deemed applicable thereto).

     In 1985, Wes-FIC entered into an arrangement whereby it reinsured -- through a Berkshire insurance subsidiary, National Indemnity Company ("NICO"), as intermediary-without-profit -- 2% of the entire book of insurance business of the long-established Fireman's Fund Insurance Companies ("Fireman's Fund"). Wes-FIC thus assumed the benefits and burdens of Fireman's Fund's prices, costs and losses under a contract covering all insurance premiums earned by Fireman's Fund during a four-year coverage period that expired on August 31, 1989. The arrangement put Wes-FIC in virtually the same position it would have been in if it, instead of Fireman's Fund, had directly written the business reinsured. Differences in results under this arrangement have occurred principally from the investment of premiums, as Wes-FIC, instead of Fireman's Fund, has invested funds from "float" (funds set aside and invested pending payment of claims). Wes-FIC will remain liable for its share of unpaid losses and loss expenses, which have been reflected on Wesco's balance sheet, and will continue to invest funds offset by loss reserves until runoff is complete, perhaps many years hence.

     In 1990 and 1991, Wes-FIC reinsured 50% of the book of workers' compensation insurance business of Cypress Insurance Company ("Cypress"), a wholly owned subsidiary of Berkshire, under a contract patterned generally after that with Fireman's Fund. As with the Fireman's Fund contract, Wes-FIC will remain liable for its share of unpaid losses and loss adjustment expenses, as well as policyholder dividends.

     During 1992, Wes-FIC entered into another arrangement with NICO whereby NICO retroceded to it 50% of certain personal lines reinsurance business NICO had assumed. The arrangement was terminated in mid-1993, when the original source of the reinsurance stopped making cessions to NICO.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC is competitively well positioned, inasmuch as its premiums written in 1993 amounted to approximately 2% of its statutory surplus compared to an industry average of about 140% based on figures reported for 1992.

     Wes-FIC's unusual strength, following the absorption of Mutual Savings, has enabled it to enter into the business of "super-catastrophe" reinsurance, through five subcontracts entered into with NICO at favorable terms in February 1994. Super-catastrophe reinsurance is the insurance that insurance companies buy from other insurance companies to protect themselves against major catastrophic losses. An insurer in this business must have large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a large super catastrophe occurs.

     Berkshire has indicated that its insurance subsidiaries may from time to time be offered super catastrophe reinsurance business that is somewhat larger than it wishes to retain and may make a portion of the business available to Wes-FIC, as NICO did in the case of the aforementioned five subcontracts. Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of future retrocessions of reinsurance offered by wholly owned subsidiaries of Berkshire provided the following guidelines and limitations are complied with:
(1) in order not to delay the acceptance process, the retrocession will be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of Berkshire subsidiaries; (2) the Berkshire subsidiary will receive a ceding commission of 3% of premiums, probably less than the Berkshire subsidiary could get in the marketplace; (3) Wes-FIC will assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) wholly owned Berkshire subsidiaries will retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and
(5) the aggregate premiums from this type of business in any twelve-month period will not exceed 10% of Wes-FIC's net worth.

     Wes-FIC also writes direct business, as distinguished from reinsurance. It is licensed in Nebraska, Utah and Iowa, and wrote $41,000 and earned $51,000 in direct premiums in 1993.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that additional reinsurance retrocessions or other insurance arrangements, including those similar to the Fireman's Fund contract, will become available to Wes-FIC.

     Insurance companies are subject to regulation by the departments of insurance of the various states in which they operate. Regulations relate to, among other things, capital requirements, shareholder and policyholders' dividend restrictions, reporting requirements, periodic regulatory examinations, and limitations on the size and types of investments that can be made.

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, operates a well-established steel service center business in two locations: one in Franklin Park, Illinois, near Chicago; the other, operated by a wholly owned subsidiary, in Charlotte, North Carolina. The service centers buy low carbon sheet and strip steel, coated metals, spring steels, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

     The service center business is highly competitive. Precision Steel's annual sales volume of approximately 30 thousand tons compares with the steel service industry's annual volume of over 20 million tons. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Competition exists in the areas of price, quality, availability of products and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports and by a tendency of domestic manufacturers to substitute less costly components for parts traditionally made of steel.

     Precision Brand Products, Inc. ("Precision Brand"), a wholly owned subsidiary of Precision Steel, manufactures shim stock and other tool room specialty items, as well as hose and muffler clamps, and sells them under its own brand names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand's share of the toolroom specialty products market is believed to approximate 0.5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

     Steel service raw materials are obtained principally from major domestic steel mills, and their availability is considered good. Precision Steel's service centers maintain extensive inventories in order to meet customer demand for prompt deliveries. Typically, an order is filled and the processed metals delivered to the customer within two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

     The steel service businesses are subject to economic cycles. These businesses are not dependent on a few large customers. Steel service backlog of orders approximated $5.2 million as of December 31, 1993, unchanged from the figure as of December 31, 1992.

     Approximately 250 full-time employees are engaged in the steel service business, about 40% of whom are members of unions. Management considers labor relations to be good.

ITEM 2. PROPERTIES

     MS Property owns a business block in downtown Pasadena, California, which is improved with a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, as well as three commercial store buildings and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of office space, approximately 3,000 square feet are used by Wesco and MS Property as their headquarters. Most of the remainder is leased to outside parties, including CenFed, law firms and others, under agreements expiring at various dates to 2008. MS Property also owns a parking lot with space for approximately 100 automobiles across the street from the multistory structure.

     Wes-FIC uses as its place of business the Omaha, Nebraska headquarters office of NICO.

     MS Property holds real estate acquired by Mutual Savings or itself through foreclosure. The most valuable parcel, acquired in 1966, consisted of 22 acres of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of 20 townhomes and 12 residential lots has been under construction, with several sales recorded to date. Other properties include several buildings in a small shopping center in Upland, California, which are leased to various small businesses, and several single-family residences in Southern California, presently listed for sale.

      Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, having usable area approximately as follows:
138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

ITEM 3. LEGAL PROCEEDINGS

     Wesco and its subsidiaries are not involved in any legal proceedings which are expected to result in material loss.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Wesco's shareholders subsequent to the annual meeting held in May 1993.


PART II

ITEM 5.

     Wesco's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

     The following table sets forth the ranges of stock prices reported in The Wall Street Journal for Wesco's shares trading on the American Stock Exchange, by quarter, for 1993 and 1992, as well as cash dividends paid by Wesco on each outstanding share:

                                1993                                                  1992
                   ------------------------------                        ------------------------------
                      SALES PRICE                                           SALES PRICE
 QUARTER           -------------------  DIVIDENDS      QUARTER           -------------------  DIVIDENDS
  ENDED             HIGH      LOW          PAID         ENDED             HIGH      LOW          PAID
- -----------------  --------- ---------  ---------     -----------------  --------- ---------  ---------
March 31.........  $  89      $  80       $ 0.235      March 31........    $71 7/8   66 3/8    $ 0.225
June 30..........    131        108         0.235      June 30.........     71 5/8   67 1/4      0.225
September 30.....    149 3/4    124 3/4     0.235      September 30....     71       67          0.225
December 31......    145        127 1/4     0.235      December 31.....     83 7/8   66 3/8    $ 0.225
                                          -------                                              -------
                                          $  0.94                                              $  0.90
                                          =======                                              =======

     There were approximately 900 shareholders of record of Wesco's capital stock as of the close of business on March 9, 1994.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1993 consolidated financial statements appearing elsewhere in this report. (Dollar amounts are in thousands except for amounts per share.)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1993       1992       1991       1990       1989
                                          --------   --------   --------   --------   --------
Revenues:
  Interest on loans and mortgage-backed
     securities.........................  $  7,952   $ 16,688   $ 15,196   $ 13,183   $ 12,204
  Insurance premiums earned.............    12,158     19,587      5,307      2,003     37,959
  Sales and service revenues............    63,627     65,438     65,341     65,174     68,691
  Interest and dividends on
     investments........................    28,152     28,186     34,477     40,008     38,232
  Gains, net, on sales of securities and
     foreclosed property................     1,783        105     10,714        593      8,972
  Gain on disposition of Mutual Savings'
     loans and deposits.................     1,577         --         --         --         --
  Other.................................     2,109      1,811      1,811      1,680      2,337
                                          --------   --------   --------   --------   --------
                                           117,358    131,815    132,846    122,641    168,395
                                          --------   --------   --------   --------   --------
Costs and expenses:
  Interest on savings accounts..........     5,792     11,986     18,311     21,975     21,261
  Insurance losses and expenses.........    12,894     20,779      6,685      3,759     40,702
  Cost of products and services sold....    51,570     52,491     53,462     52,286     55,567
  Selling, general and administrative...    16,051     15,813     14,986     14,073     13,741
  Interest on notes payable.............     4,610      4,872      4,773      4,758      3,939
  Loss on sale of New America
     Electric...........................     2,700         --         --         --         --
                                          --------   --------   --------   --------   --------
                                            93,617    105,941     98,217     96,851    135,210
                                          --------   --------   --------   --------   --------
Income before income taxes and
  cumulative effect of change in
  accounting principle..................    23,741     25,874     34,629     25,790     33,185
Provision for income taxes..............    (5,046)   (20,873)    (5,107)      (361)    (2,851)
                                          --------   --------   --------   --------   --------
                                            18,695      5,001     29,522     25,429     30,334
                                          --------   --------   --------   --------   --------
Cumulative effect of change in
  accounting principle..................     1,023         --         --         --         --
                                          --------   --------   --------   --------   --------
          Net income....................  $ 19,718   $  5,001   $ 29,522   $ 25,429   $ 30,334
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
Amounts per share:
  Income before cumulative effect of
     change in accounting principle.....     $2.63       $.70      $4.15      $3.57      $4.26
  Net income............................      2.77        .70       4.15       3.57       4.26
  Cash dividends........................      $.94       $.90       $.86       $.82       $.78

                                                          DECEMBER 31,
                                    ---------------------------------------------------------
                                      1993        1992        1991        1990        1989
                                    ---------   ---------   ---------   ---------   ---------
Assets:
  Cash and temporary cash
     investments..................  $   5,230   $ 123,705   $  41,849   $  84,020   $  55,096
  Investments--
     Securities with fixed
       maturities:
       Mortgage-backed
          securities..............     45,848      68,933     129,510      23,727      34,315
       Other......................    156,278     167,580     210,479     269,943     291,097
     Marketable equity
       securities*................    639,958     331,770     320,819     205,091     188,211
  Real estate loans receivable....      1,848     101,891     100,876     107,382     119,448
  Total assets....................    915,155     864,959     871,129     744,081     737,505
                                    ---------   ---------   ---------   ---------   ---------
                                    ---------   ---------   ---------   ---------   ---------
Liabilities:
  Savings accounts................  $      --   $ 250,612   $ 286,904   $ 286,093   $ 291,592
  Insurance losses and expenses...     53,818      61,526      60,252      71,405      91,151
  Income taxes payable,
     principally deferred*........    180,722      72,928      52,789      14,022       9,752
  Notes payable...................     37,896      55,119      55,429      55,726      56,011
  Total liabilities...............    289,068     453,245     464,766     435,103     456,009
                                    ---------   ---------   ---------   ---------   ---------
                                    ---------   ---------   ---------   ---------   ---------
Shareholders' equity:*
  Unrealized appreciation of
     marketable equity securities,
     net of taxes.................  $ 309,057   $ 107,709   $ 100,952   $  26,966   $  19,076
  Total shareholders' equity......    626,087     411,714     406,363     308,978     281,496
                                    ---------   ---------   ---------   ---------   ---------
                                    ---------   ---------   ---------   ---------   ---------
     Per share....................     $87.94      $57.83      $57.07      $43.40      $39.54

- ---------------

* Wesco elected to adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective at 1993 yearend, with the result that all marketable equity securities owned by Wesco and its subsidiaries at 1993 yearend are carried at market value, with the aggregate unrealized gain added to shareholders' equity net of deemed applicable income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The financial condition of Wesco Financial Corporation ("Wesco") continues to be very sound. Its net worth is greater than ever due to continued successful operations as well as continued appreciation of marketable securities. Its liquidity in terms of cash equivalents is adequate for all operating and other current needs. Other resources are available such as liquidation of marketable securities and borrowings from banks and others.

     Wesco's shareholders' equity (net worth) at December 31, 1993 was $626 million. Of this amount, $309 million represented unrealized appreciation of marketable equity securities, less income taxes that would have to be paid upon sale of the securities assuming continuation of current tax rates. At December 31, 1992, Wesco's shareholders' equity, under generally accepted accounting principles then in effect, was $412 million. (If SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," had been available for adoption by Wesco in 1992 instead of 1993, Wesco's shareholders' equity at December 31, 1992 would have been stated at $582 million, of which $278 million would have represented unrealized appreciation of marketable equal securities less deemed applicable income taxes.)

     Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In October 1989, in connection with a $30 million Wesco note offering, Standard and Poor's Corporation issued a credit rating of Wesco debt of AA+. Wesco has not gone to the credit markets since 1989, but it hopes that any future borrowings will elicit the highest possible credit rating, AAA.

     Wesco's Mutual Savings subsidiary, prior to sale of most of its real estate loans, did not suffer the crippling loan losses reported by much of the savings and loan industry in recent years. Mutual Savings did, however, experience some loan losses and some increasing deterioration of collateral value due mainly to recessionary economic conditions and decreasing real estate values in Southern California.

     Mutual Savings, in connection with its sale of $81 million of real estate loans, indemnified CenFed against any losses that might ultimately be sustained to the extent of at least 90% of each loss. However, Wesco does not believe that the indemnification will have a significant effect on its financial condition, because (1) the loans are first-mortgage real estate loans mainly on owner-occupied, single-family residences, and (2) Mutual Savings' seriously delinquent loans were retained and thus not transferred to CenFed.

     In addition to mainly delinquent loans, Mutual Savings retained properties that it had obtained through foreclosure. The most significant of these is an upscale oceanfront development in Montecito, near Santa Barbara, California, which, after a $2 million writedown to estimated net realizable value, was recorded on the books at 1993 yearend at $23 million. Other foreclosed properties and real estate loans had an aggregate book value at 1993 yearend of $7 million, net of reserves for loss. These assets, now owned by MS Property, are not expected to expose Wesco to significant detrimental effect in the realization of their values.

     Wesco is not now suffering from inflation, but its insurance and industrial segments have potential exposure. Very large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of incurrence of the related costs. Precision Steel's steel service businesses are competitive and operate on tight gross profit margins, and thus its earnings are susceptible to bad effects from inflationary cost increases. As a result of Mutual Savings' disposition of its savings accounts and most of its real estate loans, the financial segment now has relatively minor exposure to inflation.

RESULTS OF OPERATIONS

     The savings and loan industry has been in considerable turmoil for many years. In response to perceived uncertainties in that industry, Wesco in the 1970s began to diversify its operations. Mutual Savings' activities declined both in size and in relative importance to Wesco's consolidated operations until, finally, its savings deposits and most loans were disposed of in late 1993. Meanwhile, the portfolio of investment securities has grown, mostly inside the savings and loan and insurance subsidiaries, and dividend and interest income and realized and unrealized gains on securities have increased in importance to Wesco. Steel service operations were added in 1979, property and casualty insurance operations were added in 1985, and electrical equipment manufacturing operations (sold in mid-1993) were added at 1988 yearend. (See
Item 1, Business, for further discussion of Wesco's operations.)

     The following summary indicates the contribution to consolidated net income of each of Wesco's three business segments -- financial, insurance and industrial -- and demonstrates the prevalance and effect on consolidated net income of unusual items in recent years (amounts are in thousands of dollars, all after income tax effect):

                                                           1993          1992          1991
                                                          -------       -------       -------
Financial segment:
  "Normal" net operating income of --
     Mutual Savings.....................................  $ 2,458       $ 3,746       $ 3,644
     Other operations(1)................................    3,514         3,776         3,960
                                                          -------       -------       -------
                                                            5,972         7,522         7,604
                                                          -------       -------       -------
  Unusual items:
     Gains, net of losses, on sales of securities and
       foreclosed property..............................       --             1         6,650
       Loss on sale of interest in New America
          Electric......................................   (1,617)           --            --
     Gain on disposition by Mutual Savings of deposits
       and some loans...................................      906            --            --
     Unusual income tax charges, net....................     (297)(2)   (17,500)(3)        --
                                                          -------       -------       -------
                                                           (1,008)      (17,499)        6,650
                                                          -------       -------       -------
  Net income (loss) -- financial........................    4,964        (9,977)       14,254
                                                          -------       -------       -------
Insurance segment:
  "Normal" net operating income.........................   12,434        13,146        13,986
                                                          -------       -------       -------
  Unusual items:
     Securities gains...................................    1,156            --            --
     Unusual income tax charges, net....................   (1,011)(2)        --            --
                                                          -------       -------       -------
                                                              145            --            --
                                                          -------       -------       -------
  Net income -- insurance...............................   12,579        13,146        13,986
                                                          -------       -------       -------
Industrial segment:
  "Normal" net operating income.........................    1,976         1,832         1,282
  Unusual income tax credit.............................      199            --            --
                                                          -------       -------       -------
  Net income -- industrial..............................    2,175         1,832         1,282
                                                          -------       -------       -------
       Net income -- consolidated.......................  $19,718       $ 5,001       $29,522
                                                          -------       -------       -------
                                                          -------       -------       -------

- ---------------

(1) Comprises net commercial real estate rental income, plus interest and dividend income from cash equivalents and investment securities held outside Mutual Savings and Wes-FIC, less interest and other corporate expenses.

(2) Consists of cumulative effect of change in accounting for income taxes upon adoption of SFAS No. 109 and effect of subsequent change in income tax rate on deferred tax liabilities and assets. (See Note 6 to accompanying consolidated financial statements for further information.)

(3) Consists of income tax provision required to be recorded when it was decided to give up Mutual Savings' status as a regulated savings and loan association due to the triggering of recapture of special bad debt tax deductions. (See Note 6 to accompanying consolidated financial statements for further information.)

     The foregoing summary contains consolidated after-tax earnings data. The following discussion, by business segment, should be read in conjunction with the financial statements beginning on page 30, including in particular Note 9, which provides information as to operating profit before taxes for each of Wesco's business segments for the past three years.

Financial Segment

     Following is a summary of the components of Mutual Savings' consolidated "normal" net operating income (in thousands):

                                                                   1993      1992      1991
                                                                  -------   -------   -------
Revenues:
  Interest on loans.............................................  $ 4,686   $ 8,335   $ 9,231
  Interest on mortgage-backed securities........................    3,183     8,327     5,923
  Interest on temporary cash investments........................    1,546     1,223     2,967
  Dividends on preferred and common stocks......................    6,336     5,472     7,018
  Interest on state and municipal bonds.........................       --       190     1,864
  Other.........................................................      687       465       376
                                                                  -------   -------   -------
                                                                   16,438    24,012    27,379
                                                                  -------   -------   -------
Expenses:
  Interest on savings accounts..................................    5,836    12,021    18,340
  Interest on notes payable.....................................    1,662     1,475     1,475
  Operating expenses............................................    4,052     5,249     5,025
  Provision for losses..........................................    2,875       650       200
                                                                  -------   -------   -------
                                                                   14,425    19,395    25,040
                                                                  -------   -------   -------
Income before income tax provision or benefit...................    2,013     4,617     2,339
Income tax (provision) benefit relating thereto.................      445      (871)    1,305
                                                                  -------   -------   -------
"Normal" net operating income...................................  $ 2,458   $ 3,746   $ 3,644
                                                                  -------   -------   -------
                                                                  -------   -------   -------

     Mutual Savings' consolidated "normal" net operating income remained relatively stable during 1991 and 1992, as shown in the foregoing table. Had it not been for a significant increase in provision for losses on loans and real estate held for sale in 1993 (mainly a $2 million pre-tax writedown of the Montecito development at the end of 1993), the 1993 figure would also have been comparable to those of the two preceding years.

     Mutual Savings was operated with a view towards minimizing downside risk and with an overriding commitment to maintaining a higher ratio of shareholders' equity than was required under the strictest regulatory standards. As of September 30, 1993, just prior to the CenFed transaction and Mutual Savings' exit from thrift regulation, Mutual Savings' book net worth amounted to 18.0% of assets, versus 15.0% as of December 31, 1992; these figures are based on assets carried at historical cost, not market value, as would have been the case at 1993 yearend, when Wesco adopted SFAS No. 115 (see Note 1 to the accompanying consolidated financial statements).

     Mutual Savings' operations as a regulated savings and loan association ceased as of October 8, 1993 upon the consummation of the transaction with CenFed described in Item 1, Business. As a result, several of the items of revenue and expense appearing in the foregoing table will wholly or partially disappear, notably interest income on loans, interest expense on savings accounts and operating expenses. Following Mutual Savings' merger into Wes-FIC effective January 1, 1994, most of the other items of revenue and expense will be included in the insurance segment.

Insurance Segment

     Wesco entered into the property and casualty insurance business in September 1985 through Wes-FIC, a newly formed subsidiary. Substantially all of its insurance business to date has been derived through arrangements with NICO and Cypress, wholly owned subsidiaries of Berkshire, Wesco's ultimate parent. Under the arrangements, Wes-FIC has been ceded portions of the property and casualty reinsurance business of NICO and has reinsured workers' compensation business written by Cypress, in relatively short-lived arrangements.

     Arrangements with NICO comprised (1) reinsurance of 2% of the property and casualty insurance business of Fireman's Fund during a four-year coverage period that expired on August 31, 1989, and (2) reinsurance of 50% of certain personal lines reinsurance business that NICO had assumed in an arrangement that accounted for substantially all of Wes-FIC's earned premiums in 1992 and 1993, and which terminated in mid-1993 when the original source of the reinsurance stopped making cessions to NICO. The arrangement with Cypress accounted for most of Wes-FIC's earned premiums for 1991. Wes-FIC has also written small amounts of direct insurance business. (See Item 1, Business, for further information on Wes-FIC, NICO, Cypress, Berkshire and Fireman's Fund.)

     The "normal" net operating income of Wes-FIC (i.e., income before securities gains and, in 1993, unusual income tax charges or credits) represents the combination of its underwriting results with the interest and dividend income from its investment activities. Following is a summary of such data (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1993        1992        1991
                                                          -------     -------     -------
    Premiums written....................................  $ 6,249     $24,866     $ 5,362
                                                          -------     -------     -------
                                                          -------     -------     -------
    Premiums earned.....................................  $12,158     $19,587     $ 5,307
                                                          -------     -------     -------
                                                          -------     -------     -------
    Underwriting loss...................................  $  (783)    $(1,192)    $(1,380)
    Interest and dividend income........................   15,170      15,408      16,475
                                                          -------     -------     -------
    Income before income taxes..........................   14,387      14,216      15,095
    Income tax provision................................   (1,953)     (1,070)     (1,109)
                                                          -------     -------     -------
    "Normal" net operating income.......................  $12,434     $13,146     $13,986
                                                          -------     -------     -------
                                                          -------     -------     -------

     Underwriting results in the property and casualty insurance business are necessarily based on estimates and actuarial assumptions, and tend to be cyclical. Results were disastrous for many insurers for several years prior to Wes-FIC's entry into the insurance business, as price competition, inflation and new judicial notions tended to extend insurance coverages beyond limits contemplated when policies were issued. Several financial failures had occurred in the industry. The result was a decrease in the industry's insuring capacity (basically a multiple of its capital). This decreased capacity enabled insurers, beginning in 1985, to increase prices (premium rates) significantly, as well as to become more selective in their underwriting. When Wes-FIC entered into the four-year Fireman's Fund reinsurance arrangement, the cycle appeared to have become favorable for property and casualty insurers. But shortly thereafter, price competition increased, and additional reinsurance at satisfactory prices became unavailable.

     Wes-FIC's low volume in insurance underwriting in most recent years has been attributable mainly to management's perception that opportunity to write more business at sensible rates has not been available to Wes-FIC, given general industry-wide conditions. Meanwhile, Wes-FIC has been actively pursuing other insurance and reinsurance opportunities, including insurance company acquisitions, and in early 1994 entered the super-catastrophe reinsurance business (see Item 1, Business).

     Wes-FIC remains liable for runoff of its share of the losses and loss expenses covered by the insurance arrangements summarized above. As claims are paid over many future years, the liability (approximately $54 million as of December 31, 1993) will decline, as will the funds set aside and invested pending payment of claims ("float").

     Interest and dividend income has been earned by Wes-FIC (1) on insurance premium float, (2) on capital contributed to the insurance business by Wesco (approximately $100 million through 1993), and (3) on earnings retained and reinvested.

     The income tax provision of Wes-FIC has fluctuated as a percentage of its pre-tax income in each of the periods presented in the table on the preceding page. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, Wes-FIC has maintained a capital position strong enough not only to absorb adverse estimation corrections but also to enable it to accept other insurance contracts. The increase in Wes-FIC's capital resulting from its absorption of Mutual Savings by statutory merger on January 1, 1994 enabled it to enter the super-catastrophe insurance business shortly thereafter through five sub-contracts with NICO, as described in Item 1, Business. Although additional reinsurance retrocessions from Berkshire subsidiaries, or other attractive reinsurance or insurance arrangements with Berkshire subsidiaries or other parties, would be welcome, an increase in Wes-FIC's insurance underwriting activity, immediately or in the future, cannot be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, whose operations have included the businesses of Precision Steel and its subsidiaries and New America Electric, until the latter sold its electrical equipment manufacturing operations and commenced liquidation effective July 1, 1993 (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
    Revenues, principally sales and services............  $ 63,959     $ 65,453     $ 65,409
                                                          --------     --------     --------
                                                          --------     --------     --------
    Income before income taxes..........................  $  3,375     $  2,943     $  2,168
    Income tax provision................................    (1,443)      (1,153)        (900)
    Minority interest...................................        44           42           14
                                                          --------     --------     --------
    "Normal" net operating income.......................  $  1,976     $  1,832     $  1,282
                                                          --------     --------     --------
                                                          --------     --------     --------

     Revenues of the industrial segment have remained relatively unchanged in each of the past three years notwithstanding the inclusion of only six months of revenues from the operations of New America Electric in the 1993 figure. (New America Electric accounted for $3.5 million, $7.4 million and $7.9 million of revenues for 1993, 1992 and 1991.)

     Income before income taxes and normal net operating income of the industrial segment were negatively affected for each of the past three years as a result of the inclusion of the operating results of New America Electric. Had it not been for Wesco's equity of $213,000, $243,000 and $132,000 in 1993, 1992 and 1991 in New America Electric's after-tax operating losses, the industrial segment would have reported normal net operating income of $2,189,000, $2,075,000 and $1,414,000 for 1993, 1992 and 1991. The fluctuations in these earnings figures were attributable in 1993 mainly to Precision Steel's ongoing efforts to reduce operating expenses and, in 1992, to a lower-than-usual cost of products sold as a percentage of steel service revenues (this percentage was 81.2%, 80.6% and 82.6% for 1993, 1992 and 1991). The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased.

     The operations of Precision Steel appear to have been less affected by recessionary economic conditions in the past two years than previously.

                                 *  *  *  *  *

     Management's long-term goal is to maximize gain in Wesco's intrinsic business value per share, with little regard to earnings recorded in any given year. There is no particular strategy as to the timing of sales of investments or the realization of securities gains. Securities may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, (2) the desire for funds for an acquisition or repayment of debt, or (3) regulatory requirements, as was the case in prior years when securities were sold as required by new savings and loan laws.

     Realized securities gains have been an element of Wesco's net income for a number of years. The amounts of these gains, recorded when appreciated securities are sold, tend to fluctuate significantly from period to period. The varying effect upon Wesco's pre-tax income is evident on the face of the consolidated statement of income. The amount of realized gain for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Realized securities gains amounted to $1.2 million, $0.1 million and $5.8 million after income taxes in 1993, 1992 and 1991.

     As explained in the second paragraph of this Item 7, unrealized appreciation of all Wesco's marketable equity securities -- not just those of its Wes-FIC insurance subsidiary, as in the past -- is included in the consolidated balance sheet net of deemed applicable income taxes, effective as of 1993 yearend. The Financial Accounting Standards Board required (in SFAS No.
115) that the net writeup be credited directly to shareholders' equity without figuring in any way in the determination of net income, the same, sensible procedure that had been followed for insurance entities. However, in another pronouncement (SFAS No. 109) -- which required, among other things, adjusting deferred income tax liabilities to reflect tax rate changes -- the FASB directed that all such tax adjustments not bypass net income; thus, Wesco's 1993 net income was penalized by $1.6 million due to an increase in the federal rate from 34% to 35% on Wes-FIC's unrealized appreciation, notwithstanding the fact that the appreciation had never benefited net income.

     Wesco's consolidated revenues include significant amounts of substantially tax-exempt dividend income from preferred and common stocks as well as fully tax-exempt interest on state and municipal bonds. Fluctuations in the proportion of these components to total consolidated pre-tax income -- plus a special tax provision of $17.5 million recorded as of 1992 yearend, and $2.1 million in 1993 to give effect to the tax rate increase applicable to deferred tax items (including the $1.6 million discussed in the preceding paragraph) -- have resulted in tax provisions as percentages of pre-tax income before cumulative effect of change in accounting principle of 21.3%, 80.7% and 14.7% in 1993, 1992 and 1991. (See Note 6 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and earnings set forth in Item 6, Selected Financial Data, and in Wesco's consolidated statement of income, are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. In addition, as explained above, in October 1993, Mutual Savings, after transferring savings accounts and some mortgage loans to CenFed, gave up its status as a regulated savings and loan association. Then, on January 1, 1994, Mutual Savings merged into Wes-FIC, which will thereafter continue to engage in the mortgage business and make business use of the majority of its assets. It is anticipated that the merger will not only result in elimination of nonproductive overhead needed to maintain compliance with savings and loan laws and regulations, but will also increase reinsurance capacity and asset-deployment options. The effects on future operations of these changes, however, while possibly beneficial, are not subject to estimation.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules appearing in this report:

                                                                               PAGE
        FINANCIAL STATEMENTS                                                  NUMBER
        --------------------                                                  ------
        Independent auditors' report........................................    29
        Consolidated balance sheet -- December 31, 1993 and 1992............    30
        Consolidated statement of income and retained earnings -- years
          ended December 31, 1993, 1992 and 1991............................    31
        Consolidated statement of cash flows -- years ended December 31,
          1993, 1992 and 1991...............................................    32
        Notes to consolidated financial statements..........................   33-41

     The data appearing on the financial statement schedules listed below should be read in conjunction with the consolidated financial statements and notes of Wesco Financial Corporation and the independent auditors' report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                   SCHEDULE      PAGE
        FINANCIAL STATEMENT SCHEDULES                               NUMBER      NUMBER
        -----------------------------                              --------     ------
        Marketable securities -- other investments -- December
          31, 1993...............................................     I           42
        Condensed financial information of registrant -- December
          31, 1993 and 1992 and years ended December 31, 1993,
          1992 and 1991..........................................    III         43-44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1994 annual meeting of shareholders (the "1994 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Board of Director Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in the 1994 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

        3a.    Articles of Incorporation and By-Laws of Wesco Financial Corporation
               (incorporated by reference to Exhibit 3a to Annual Report on Form 10-K of
               Wesco Financial Corporation for year ended December 31, 1989).
        >4.1   Form of Indenture dated October 2, 1989 (incorporated by reference to Exhibit
               4.1 to report on Form 8-K of Wesco Financial Corporation dated October 31,
               1989, File No. 33-31290).
         4.2   Form of Supplemental Indenture dated October 15, 1989 (incorporated by reference to Exhibit 4.1 to report on Form 8-K of Wesco Financial Corporation dated October 31, 1989, File No. 33-31290).
        10.1   Purchase of Assets and Liability Assumption Agreement dated May 10, 1993, among Mutual Savings and Loan Association, Wesco Financial Corporation and
               CenFed Bank, A Federal Savings Bank (incorporated by reference to Wesco's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).
        22.    Subsidiaries.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     The following report on Form 8-K was filed during the quarter ended December 31, 1993:

          Report dated October 25, 1993

          Items reported: 2 and 7.

          Financial statements filed:

            Pro forma consolidated balance sheet as of June 30, 1993

            Pro forma statements of income for the year ended December 31, 1992 and six-month period ended June 30, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By: Charles T. Munger                                             March 31, 1994
    Chairman of the Board (principal executive officer)

By: Robert H. Bird                                                March 31, 1994
    President (principal operating officer)

By: Jeffrey L. Jacobson                                           March 31, 1994
    Vice President and Chief Financial Officer (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird                                                    March 31, 1994
Director

Carolyn H. Carlburg                                               March 31, 1994
Director

James N. Gamble                                                   March 31, 1994
Director

Charles T. Munger                                                 March 31, 1994
Director

David K. Robinson                                                 March 31, 1994
Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and investments to conform with recent pronouncements of the Financial Accounting Standards Board.

/s/ Deloitte & Touche
Los Angeles, California
March 11, 1994

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       ---------------------
                                                                         1993         1992
                                                                       --------     --------

                                           ASSETS
Cash and temporary cash investments..................................  $  5,230     $123,705
Investments:
  Securities with fixed maturities --
     Mortgage-backed securities......................................    45,848       68,933
     Other...........................................................   156,278      167,580
  Marketable equity securities.......................................   639,958      331,770
Accounts receivable..................................................     6,962       14,145
Real estate loans receivable.........................................     1,848      101,891
Real estate held for sale............................................    29,935       23,159
Property and equipment...............................................    13,907       14,354
Other assets.........................................................    15,189       19,422
                                                                       --------     --------
                                                                       $915,155     $864,959
                                                                       --------     --------
                                                                       --------     --------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Savings accounts.....................................................  $     --     $250,612
Insurance losses and loss adjustment expenses........................    53,818       61,526
Income taxes payable, principally deferred...........................   180,722       72,928
Notes payable........................................................    37,896       55,119
Other liabilities....................................................    16,632       13,060
                                                                       --------     --------
          Total liabilities..........................................   289,068      453,245
                                                                       --------     --------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000 shares;
     issued and outstanding, 7,119,807 shares........................     7,120        7,120
  Capital surplus arising from stock dividends.......................    23,319       23,319
  Unrealized appreciation of marketable equity securities, net of
     taxes...........................................................   309,057      107,709
  Retained earnings..................................................   286,591      273,566
                                                                       --------     --------
          Total shareholders' equity.................................   626,087      411,714
                                                                       --------     --------
                                                                       $915,155     $864,959
                                                                       --------     --------
                                                                       --------     --------

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS
           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
Revenues:
  Interest on loans and mortgage-backed securities......  $  7,952     $ 16,688     $ 15,196
  Insurance premiums earned.............................    12,158       19,587        5,307
  Sales and service revenues............................    63,627       65,438       65,341
  Interest and dividends on investments other than
     mortgage-backed securities.........................    28,152       28,186       34,477
  Gain on disposition of Mutual Savings' loans and
     deposits...........................................     1,577           --           --
  Gains, net, on sales of securities and foreclosed
     property...........................................     1,783          105       10,714
  Other.................................................     2,109        1,811        1,811
                                                          --------     --------     --------
                                                           117,358      131,815      132,846
                                                          --------     --------     --------
Costs and expenses:
  Interest on savings accounts..........................     5,792       11,986       18,311
  Insurance losses, loss adjustment and underwriting
     expenses...........................................    12,894       20,779        6,685
  Cost of services and products sold....................    51,570       52,491       53,462
  Selling, general and administrative expenses..........    16,051       15,813       14,986
  Interest on notes payable.............................     4,610        4,872        4,773
  Loss on sale of New America Electric..................     2,700           --           --
                                                          --------     --------     --------
                                                            93,617      105,941       98,217
                                                          --------     --------     --------
Income before income taxes and cumulative effect of
  change in accounting principle........................    23,741       25,874       34,629
Provision for income taxes..............................    (5,046)     (20,873)      (5,107)
                                                          --------     --------     --------
Income before cumulative effect of change in accounting
  principle.............................................    18,695        5,001       29,522
Cumulative effect of change in accounting principle.....     1,023           --           --
                                                          --------     --------     --------
Net income..............................................    19,718        5,001       29,522
Retained earnings -- beginning of year..................   273,566      274,972      251,573
Cash dividends declared and paid........................    (6,693)      (6,407)      (6,123)
                                                          --------     --------     --------
Retained earnings -- end of year........................  $286,591     $273,566     $274,972
                                                          --------     --------     --------
                                                          --------     --------     --------
Amounts per share based on 7,119,807 shares outstanding
  throughout each year:
  Net income before cumulative effect of change in
     accounting principle...............................     $2.63         $.70        $4.15
  Cumulative effect of change in accounting principle...       .14           --           --
                                                             -----         ----        -----
  Net income............................................     $2.77         $.70        $4.15
                                                             =====         ====        =====
  Cash dividends........................................     $ .94         $.90        $ .86
                                                             =====         ====        =====

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                    1993         1992        1991
                                                                  ---------    --------    ---------
Cash flows from operating activities:
  Net income...................................................   $  19,718    $  5,001    $  29,522
  Adjustments to reconcile net income with net cash, including temporary cash investments, provided by operating
    activities --
    Gains, net, on sales of securities and foreclosed property, deposits and loans of Mutual Savings, and interest in
       New America Electric, before taxes......................        (660)       (105)     (10,714)
    Provision for depreciation and amortization................       1,774       1,864        2,113
    Net increase (decrease) in liabilities for losses and loss
       adjustment expenses of insurance business...............      (7,708)      2,234      (11,153)
    Increase (decrease) in income taxes payable currently......         127        (841)         653
    Increase in deferred income taxes payable associated with
       recapture of Mutual Savings' special bad debt
       deductions..............................................          --      17,500           --
    Cumulative effect of change in accounting for income
       taxes...................................................      (1,023)         --           --
    Other, net.................................................         189        (708)       2,804
                                                                  ---------    --------    ---------
       Net cash provided by operating activities...............      12,417      24,945       13,225
                                                                  ---------    --------    ---------
Cash flows from investing activities:
  Real estate loan originations................................      (1,471)    (16,879)     (12,785)
  Principal collections on real estate loans...................      15,629      14,861       17,010
  Purchases of securities with fixed maturities................     (10,395)         --     (200,882)
  Proceeds from sales of securities with fixed maturities......          --          --       80,445
  Proceeds from maturities and redemptions of securities with
    fixed maturities...........................................      44,426     103,233       33,144
  Proceeds from sales of marketable equity securities..........       6,624          --       46,356
  Purchases of marketable equity securities....................      (3,091)       (714)        (479)
  Payment to savings institution for its assumption of Mutual
    Savings' savings accounts and certain other liabilities
    (totaling $219,604), less its acquisition of loans and
    certain other liabilities (totaling $84,997)...............    (134,607)         --           --
  Other, net...................................................      (3,183)       (581)     (12,596)
                                                                  ---------    --------    ---------
       Net cash provided (used) in investing activities........     (86,068)     99,920      (49,787)
                                                                  ---------    --------    ---------
Cash flows from financing activities:
  Net increase (decrease) in passbook and money-market-rate
    savings accounts and interest-bearing checking accounts....     (21,471)      6,404        4,187
  Net decrease in certificate accounts.........................      (9,537)    (42,696)      (3,376)
  Short-term borrowings from affiliates........................      84,500          --           --
  Repayments of notes and short-term borrowings................     (91,623)       (310)        (297)
  Payment of cash dividends....................................      (6,693)     (6,407)      (6,123)
                                                                  ---------    --------    ---------
       Net cash used by financing activities...................     (44,824)    (43,009)      (5,609)
                                                                  ---------    --------    ---------
Increase (decrease) in cash, including temporary cash
  investments..................................................    (118,475)     81,856      (42,171)
Cash, including temporary cash investments -- beginning of
  year.........................................................     123,705      41,849       84,020
                                                                  ---------    --------    ---------
Cash, including temporary cash investments -- end of year......   $   5,230    $123,705    $  41,849
                                                                  ---------    --------    ---------
                                                                  ---------    --------    ---------
Supplementary disclosures:
  Interest paid during year....................................   $  10,963    $ 17,698    $  23,112
  Income taxes paid, net, during year..........................       4,980       4,213        4,454
  Real estate acquired through foreclosure during year.........       5,514       1,267        1,185
  Loans made in connection with sales of real estate...........          --       5,140        1,100

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

NOTE 1.  PRESENTATION AND CONSOLIDATION

     Wesco Financial Corporation ("Wesco") is 80.1%-owned by Blue Chip Stamps ("Blue Chip"), which in turn is wholly owned by Berkshire Hathaway Inc. ("Berkshire").

     The consolidated financial statements of Wesco include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. These subsidiaries -- most importantly Mutual Savings and Loan Association ("Mutual Savings"), newly formed MS Property Company ("MS Property"), Wesco-Financial Insurance Company ("Wes-FIC") and Precision Steel Warehouse, Inc. ("Precision Steel") -- are engaged in several diverse businesses. Another Wesco subsidiary (approximately 80%-owned), New America Electrical Corporation ("New America Electric"), on July 1, 1993 sold its business assets and commenced liquidation; Wesco realized an after-tax loss of $1,617 ($.23 per share) on the sale. See Note 9 for Wesco's consolidated financial information classified by business segment.

     On October 8, 1993, Mutual Savings consummated its previously announced agreement with CenFed Bank, A Federal Savings Bank ("CenFed"), following receipt of regulatory approvals. Mutual Savings transferred its savings accounts and certain other liabilities (totaling about $220,000) to CenFed, offset by (1) substantially all of its real estate loans and certain other non-cash assets (about $85,000, combined) and cash (about $135,000). Pursuant to the Agreement, Wesco loaned $4 million to CenFed's parent corporation for a three-year period, with interest initially at the prime rate. In addition, Mutual Savings and Wesco jointly agreed to indemnify CenFed to the extent of at least 90% with respect to any losses that might be sustained on the loans transferred. After provision for indemnification for any such losses, the CenFed transaction resulted in an after-tax gain of $906, or $.13 per Wesco share.

     Following completion of the foregoing transaction, (1) Mutual Savings transferred certain assets, consisting principally of Mutual Savings' foreclosed real estate and the small number of real estate loans that were not sold to CenFed, to MS Property, which will conduct a slow liquidation of those assets, and (2) Wesco transferred to MS Property its commercial real estate property in Pasadena, California.

     Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and indirect loans in the form of securitized mortgages. Immediately after 1993 yearend Mutual Savings merged into Wes-FIC, which will continue to engage in the portion of Mutual Savings' business that in recent years employed the majority of its assets. The continuation of this business, including investment in mortgages, will be regulated by the Nebraska Department of Insurance.

     Late in 1993, Mutual Savings gave up its regulatory savings and loan status. The decision to do so, which had been made late in 1992, subjected to income taxes $47,314 of earnings that had been previously sheltered due to the availability of special tax-basis bad debt deductions. As a result, Wesco's 1992 net income was negatively impacted by an unusual increase in income tax expense amounting to $17,500, or $2.46 per Wesco share (see Note 6).

     Effective January 1, 1993, Wesco adopted SFAS No. 109, "Accounting for Income Taxes." One result was a $1,023 ($.14 per share) credit set forth separately on the statement of income and retained earnings as the cumulative effect of a change in accounting principle. Adoption of SFAS No. 109 resulted also in increases in the provision for income taxes, and reductions in net income, totaling $2,132 or $.30 per share (see Note 6).

     Another new accounting pronouncement, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," had a very significant impact on Wesco's consolidated balance sheet when adopted at 1993 yearend. Marketable equity securities of all Wesco entities -- not just its Wes-FIC insurance subsidiary, as in the past -- were written up to market value rather than stated at the lower of aggregate cost or market. The unrealized appreciation recorded by the non-insurance entities, less deemed applicable income taxes, was credited directly to shareholders' equity, which thereby increased $188,780 or $26.51 per share (see Note 2).

     All material intercompany balances and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

NOTE 2.  INVESTMENTS

     Temporary cash investments consist of funds invested in money-market accounts and other highly liquid investments maturing in less than three months from date acquired.

     Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity; available-for-sale; and trading. Securities are deemed to be held-to-maturity securities when both the ability and the positive intent to hold them to maturity are present; they are carried on the consolidated balance sheet at cost and adjusted for any accretion of discount or amortization of premium using a method that produces approximately level yield. Available-for-sale securities are carried at market value, with unrealized gains and losses, net of deemed applicable income taxes, reported in a separate component of shareholders' equity; there is no effect on net income, except to reflect changes in income tax rates relating to such unrealized gains and losses (see Note 6 re recording of rate changes in 1993). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income and retained earnings.

     As of December 31, 1993, all investments in securities with fixed maturities were classified as held-to-maturity, and all marketable equity securities were classified as available-for-sale. No investments were held for trading purposes at that date.

     Following is a summary of temporary cash investments and securities with fixed maturities, at yearend:

                                                                        1993
                                                -----------------------------------------------------
                                                                GROSS          GROSS        ESTIMATED
                                                AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                                ---------     ----------     ----------     ---------
Temporary cash investments:
  Corporate obligations......................    $  1,679       $    --        $    --       $  1,679
  Other......................................       3,024            --             --          3,024
                                                 --------       -------        -------       --------
                                                 $  4,703       $    --        $    --       $  4,703
                                                 --------       -------        -------       --------
                                                 --------       -------        -------       --------
Securities with fixed maturities:
  Mortgage-backed securities.................    $ 45,848       $   511        $    --       $ 46,359
  Preferred stocks --
     Salomon Inc, 9%.........................     100,000        25,000             --        125,000
     Other...................................      35,000         1,150         (3,000)        33,150
  State and municipal bonds..................      21,278         1,027             --         22,305
                                                 --------       -------        -------       --------
                                                 $202,126       $27,688        $(3,000)      $226,814
                                                 --------       -------        -------       --------
                                                 --------       -------        -------       --------

            Dollar amounts in thousands except for amounts per share

                                                                        1992
                                                -----------------------------------------------------
                                                                GROSS          GROSS        ESTIMATED
                                                AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                                ---------     ----------     ----------     ---------
Temporary cash investments:
  Obligations of the Federal Home Loan Bank..    $ 60,856       $    --        $    --       $ 60,856
  Corporate obligations......................      51,316           181             --         51,497
  Other......................................       4,386            --             --          4,386
                                                 --------       -------        -------       --------
                                                 $116,558       $   181        $    --       $116,739
                                                 --------       -------        -------       --------
                                                 --------       -------        -------       --------
Securities with fixed maturities:
  Mortgage-backed securities.................    $ 68,933       $ 1,151        $    --       $ 70,084
  Preferred stocks --
     Salomon Inc, 9%.........................     100,000         8,000             --        108,000
     Other...................................      35,000           690         (3,000)        32,690
  State and municipal bonds..................      32,580         2,199             --         34,779
                                                 --------       -------        -------       --------
                                                 $236,513       $12,040        $(3,000)      $245,553
                                                 --------       -------        -------       --------
                                                 --------       -------        -------       --------

     The preferred stocks were acquired in conjunction with purchases made by other subsidiaries of Berkshire, and are all convertible into common stock and subject to various contractual terms and conditions. Salomon Inc must redeem 20% of its preferred stock on October 31 each year commencing in 1995, to the extent still outstanding.

     As of 1993 yearend, estimated maturities, including prepayments, of mortgage-backed securities, are as follows:

                                                                  ESTIMATED
                                                                  AMORTIZED     MARKET
                                                                    COST         VALUE
                                                                  ---------     -------
        In one year or less....................................    $17,287      $17,529
        After one year through five years......................     28,486       28,746
        After five years.......................................         75           84
                                                                   -------      -------
                                                                   $45,848      $46,359
                                                                   -------      -------
                                                                   -------      -------

     State and municipal bonds as of 1993 yearend are expected to mature as follows:

                                                                               ESTIMATED
                                                                  AMORTIZED     MARKET
                                                                    COST         VALUE
                                                                  ---------    ---------
        In one year or less....................................    $ 6,656      $ 6,741
        After one year through five years......................     10,210       10,908
        After five years.......................................      4,412        4,656
                                                                   -------      -------
                                                                   $21,278      $22,305
                                                                   -------      -------
                                                                   -------      -------

            Dollar amounts in thousands except for amounts per share

     Following is a summary of marketable equity securities:

                                DECEMBER 31, 1993                    DECEMBER 31, 1992
                         --------------------------------     --------------------------------
                                                 CARRYING                             CARRYING
                           COST       MARKET      VALUE         COST       MARKET      VALUE
                         --------    --------    --------     --------    --------    --------
    Freddie Mac common
      stock...........   $ 71,729    $359,100    $359,100     $ 71,729    $348,300    $ 71,729
    The Coca-Cola
      Company common
      stock...........     40,761     160,775     160,775       40,761     150,867     150,867
    The Gillette
      Company common
      stock...........     40,000      95,400      95,400       40,000      91,000      91,000
    Other.............     14,265      24,683      24,683       16,085      19,353      18,174
                         --------    --------    --------     --------    --------    --------
                         $166,755    $639,958    $639,958     $168,575    $609,520    $331,770
                         --------    --------    --------     --------    --------    --------
                         --------    --------    --------     --------    --------    --------

     Wesco adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. As a result, marketable equity securities held by all Wesco entities at that date are stated at market value. At prior yearends, only those held by Wes-FIC, Wesco's insurance subsidiary, were stated at market value; all other marketable equity securities were stated at the lower of aggregate cost or market. Adoption of SFAS No. 115 resulted in an increase in Wesco's shareholders' equity of $188,780, or $26.51 per share.

     At 1993 yearend, the market value of marketable equity securities contained $139 of unrealized losses. There were no unrealized losses at 1992 yearend.

NOTE 3. REAL ESTATE LOANS RECEIVABLE

     In October 1993, Mutual Savings sold substantially all of its real estate loans to CenFed, subject to indemnification for most losses that CenFed might sustain on their realization (see Note 1). Following is a summary of real estate loans receivable by type of collateral, at yearend:

                                                                      1993        1992
                                                                     ------     --------
    Residential property of one to four units......................  $1,848     $ 99,662
    Other..........................................................      --        2,229
                                                                     ------     --------
                                                                     $1,848     $101,891
                                                                     ------     --------
                                                                     ------     --------
    Average interest rate..........................................    5.43%        6.83%
                                                                     ------     --------
                                                                     ------     --------

     Of the above loans, all of which were originated by Mutual Savings in Southern California, $1,782 and $71,166 at 1993 and 1992 yearends bore adjustable rates of interest. Estimated fair market values of the real estate loan portfolios as of 1993 and 1992 yearends, based on market factors, were approximately equal to their cost. Loans receivable are stated in the accompanying consolidated balance sheet at unpaid principal balance, less any writedowns and valuation allowances.

     Mutual Savings has indemnified CenFed against most losses that it might sustain on the realization of the loans (see Note 1).

NOTE 4. REAL ESTATE HELD FOR SALE

     Real estate held for sale consists principally of Mutual Savings' cost of developing a 22-acre parcel of largely oceanfront foreclosed land in Santa Barbara, California, which it transferred to MS Property Company late in 1993. The increase in net book value of the project from $20,604 at 1992 yearend to $23,238 one year later reflects mainly continued construction of townhouses on a large portion of the development, less a $2,000 writedown of the development to estimated net realizable value.

            Dollar amounts in thousands except for amounts per share

     The remaining $6,697 of real estate held for sale as of 1993 yearend represents principally six houses obtained by Mutual Savings through foreclosure and four delinquent real estate loans that were subsequently foreclosed upon or are likely to result in foreclosure.

     Real estate held for sale is stated in the accompanying consolidated balance sheet at cost, less any writedowns and valuation allowances.

NOTE 5. SAVINGS ACCOUNTS

     In October 1993, Mutual Savings transferred all of its remaining savings account liabilities aggregating $219,761 to CenFed (see Note 1). The savings account liabilities comprised time certificates of deposit, and money-market-rate, passbook and interest-bearing checking accounts. The aggregate balances of $250,612 at 1992 yearend bore a weighted average annual interest rate of 3.88%.

     Estimated 1992 yearend fair market value of the savings accounts, based on market factors, was approximately equal to their book value.

NOTE 6. TAXES ON INCOME

     Following is a breakdown of income taxes payable at 1993 and 1992 yearends:

                                                                     1993         1992
                                                                   --------     --------
    Current (payable within one year)...........................   $  7,715     $  1,524
    Deferred (payable subsequently).............................    173,007       71,404
                                                                   --------     --------
              Income taxes payable..............................   $180,722     $ 72,928
                                                                   --------     --------
                                                                   --------     --------

     Effective January 1, 1993, Wesco adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires that income taxes be calculated under the asset and liability method, rather than the deferred method used in prior years. Under the deferred method, differences between financial reporting and tax-return reporting in the timing of revenues and expenses were multiplied by tax rates then in effect, and the resulting taxes or benefits were deferred on the financial statements as income taxes payable or prepaid income taxes; the financial statements were not adjusted subsequently to reflect changes in tax rates. Under the asset and liability method, balances of revenue and expense timing differences at a balance sheet date (i.e., amounts of these temporary differences that will disappear in the future) are multiplied by the tax rates in effect at the balance sheet date, with the results deferred on the financial statements as net deferred tax liabilities or assets; thus, under this method the financial statements are automatically adjusted for changes in tax rates when they occur.

     The cumulative effect of adopting SFAS No. 109 on Wesco's consolidated financial statements caused a reduction in the liability for deferred income taxes and an increase in after-tax income of $1,023 ($.14 per share) as of January 1, 1993. This amount is reported on the accompanying consolidated statement of income and retained earnings as the cumulative effect of a change in accounting principle. Prior year financial statements have not been restated.

     In August 1993, the federal corporate tax rate was raised from 34% to 35% retroactive to January 1, 1993. SFAS No. 109 requires that the entire effect of a change in tax rate be recognized in the determination of net income in the period enacted. Accordingly, Wesco's tax provision and, thus, net income for the current year include not only the relatively minor effect of the one-percentage-point increase in the federal rate on 1993 pre-tax income, but also charges for the effect of the rate increase on two deferred tax liabilities that originated in prior years: (1) $1,632 associated with unrealized appreciation of marketable equity securities of Wes-FIC (notwithstanding that the gains, themselves, have not yet figured in the determination of consolidated net income); and (2) $500 associated with the recapture of Mutual Savings' special bad debt tax deductions (see below).

            Dollar amounts in thousands except for amounts per share

     The consolidated statement of income contains a provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes) as follows:

                                                            1993        1992        1991
                                                           -------     -------     ------
    Federal..............................................  $ 4,245     $18,018     $2,402
    State................................................      801       2,855      2,705
                                                           -------     -------     ------
                                                           $ 5,046     $20,873     $5,107
                                                           -------     -------     ------
                                                           -------     -------     ------
    Current..............................................  $ 9,450     $ 3,615     $5,932
    Deferred.............................................   (4,404)     17,258       (825)
                                                           -------     -------     ------
              Provision for income taxes.................  $ 5,046     $20,873     $5,107
                                                           -------     -------     ------
                                                           -------     -------     ------

     SFAS No. 109 requires changes in disclosures relating to deferred taxes effective with its adoption. The next table is mandated commencing with the year of adoption of SFAS No. 109 (1993), and the table following that, as in the past, is required for information of prior years (1992 and 1991).

     Following is a summary of the tax effects of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets as of 1993 yearend:

                                                            1993
                                                          --------
    Deferred tax liabilities, relating to --
      Unrealized appreciation of marketable equity
         securities.....................................  $164,146
      Recapture of Mutual Savings' special bad debt tax
         deductions.....................................    12,139
      Other items.......................................     1,733
                                                          --------
                                                           178,018
    Deferred tax assets.................................    (5,011)
                                                          --------
              Net deferred tax liability................  $173,007
                                                          --------
                                                          --------

     Following is a summary of the tax effects of timing differences for the years 1992 and 1991:

                                                                        1992       1991
                                                                       -------     -----
    State income taxes deducted under different methods..............  $   107     $(572)
    Deferred insurance premium acquisition costs.....................      736        (5)
    Amortization of unearned insurance premiums......................     (749)     (336)
    Recapture of Mutual Savings' special bad debt tax deductions.....   17,500        --
    Discounting of losses and loss adjustment expense reserves of
      insurance business.............................................     (283)      353
    Loan fees recognized under different methods.....................     (315)     (235)
    Other, net.......................................................      262       (30)
                                                                       -------     -----
              Deferred portion of income tax provision (benefit).....  $17,258     $(825)
                                                                       -------     -----
                                                                       -------     -----

     Wesco's 1992 net income was negatively impacted by an unusual $17,500 increase in income tax expense resulting from Mutual Savings' decision in late 1992 to give up its status as a regulated savings and loan association. The tax provision related to $47,314 of undistributed retained earnings of Mutual Savings that had not been taxed due to the availability of special bad debt tax deductions to savings and loan associations. These deductions were not related to amounts of losses actually anticipated and were not charged against income for financial reporting purposes; if the association ceased to qualify as a regulated savings and loan association, such action would necessitate accrual and payment of income taxes. The tax liability is expected to be paid over several future years beginning with 1994.

            Dollar amounts in thousands except for amounts per share

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes) appearing on the accompanying consolidated statement of income:

                                                                 1993      1992      1991
                                                                 -----     -----     -----
    Statutory federal income tax rate..........................   35.0%     34.0%     34.0%
    Increase (decrease) resulting from:
      Recapture of Mutual Savings' special bad debt tax
         deductions............................................     --      67.6        --
      Tax-exempt interest income...............................   (3.1)     (5.0)     (7.0)
      Exclusion from taxable income of a significant portion of
         dividend income.......................................  (23.2)    (20.0)    (15.3)
      Tax rate increase on net deferred tax liabilities........    8.9        --        --
      State income taxes, less federal tax benefit.............    1.2       3.0       3.5
      Other differences, net...................................    2.5       1.1      (0.5)
                                                                 -----     -----     -----
    Effective income tax provision rate........................   21.3%     80.7%     14.7%
                                                                 -----     -----     -----
                                                                 -----     -----     -----

     Wesco and its subsidiaries join with other Berkshire subsidiaries in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member.

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. A previously reported disagreement with the California Franchise Tax Board with respect to state issues affecting years 1980 through 1987 is expected to be settled shortly without significant effect on Wesco's consolidated financial statements.

NOTE 7. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1993             1992
                                                              ------------     ------------
    Notes due November 1999, bearing interest at 8 7/8%
      payable semiannually..................................     $30,000          $30,000
    Notes payable, collateralized by land, buildings and
      assignment of leases, due in monthly installments
      through February 2007 of $45 including interest at
      9 1/4%................................................       4,094            4,251
    Industrial revenue bonds due December 2014, bearing
      interest at 7.75% payable semiannually................       2,600            2,600
    Industrial revenue bonds, due in quarterly installments
      through December 1994 of $42 plus interest at
      6 1/2%................................................         167              333
    Note payable, due December 1998, bearing interest at 10%
      payable monthly.......................................       1,035            1,035
    Federal Home Loan Bank notes, collateralized by mortgage
      loans, mortgage-backed securities and FHLB stock,
      bearing interest at 8.73% payable monthly.............          --           16,900
                                                                 -------          -------
                                                                 $37,896          $55,119
                                                                 -------          -------
                                                                 -------          -------

     Notes payable at 1993 yearend mature as follows: 1994, $336; 1995, $187; 1996, $205; 1997, $225; 1998, $247; thereafter, $36,696.

            Dollar amounts in thousands except for amounts per share

     Agreements relating to the 8 7/8% notes contain covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1993 and 1992, were approximately $43,200 and $59,200, respectively. These figures were computed using discounted cash flow computations based upon estimates as to prevailing interest rates on comparable borrowings.

NOTE 8. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1993 and 1992 follows:

                                                                 QUARTER ENDED
                                           ---------------------------------------------------------
                                           DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                               1993             1993            1993         1993
                                           ------------     -------------     --------     ---------
Total revenues...........................    $ 25,759          $27,861         $30,729      $33,009
                                             --------          -------         -------      -------
                                             --------          -------         -------      -------
Net income excluding unusual items and
  cumulative effect of accounting
  change.................................    $  4,700          $ 5,174         $ 5,238      $ 5,270
  Per share..............................         .66              .73             .74          .74
Unusual items, net of any applicable
  income tax effect......................         906(1)        (2,107)(2)      (1,617)(3)    1,131(4)
  Per share..............................         .13             (.30)           (.23)         .16
                                             --------          -------         -------      -------
Income before cumulative effect of change
  in accounting principle................       5,606            3,067           3,621        6,401
  Per share..............................         .79              .43             .51          .90
Cumulative effect of change in accounting
  principle..............................          --               --              --        1,023(5)
  Per share..............................          --               --              --          .14
                                             --------          -------         -------      -------
Net income...............................    $  5,606          $ 3,067         $ 3,621      $ 7,424
  Per share..............................         .79              .43             .51         1.04
                                             --------          -------         -------      -------
                                             --------          -------         -------      -------

                                           DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                               1992             1992            1992         1992
                                           ------------     -------------     --------     ---------
Total revenues...........................    $ 29,615          $32,705         $39,872      $29,623
                                             --------          -------         -------      -------
                                             --------          -------         -------      -------
Net income excluding unusual items.......    $  5,921          $ 5,230         $ 5,640      $ 5,709
  Per share..............................         .83              .73             .79          .80
Unusual items, net of any applicable
  income tax effect......................     (17,500)(6)           --             357(4)      (356)(4)
  Per share..............................       (2.46)              --             .05         (.05)
                                             --------          -------         -------      -------
Net income (loss)........................    $(11,579)         $ 5,230         $ 5,997      $ 5,353
  Per share..............................       (1.62)             .73             .84          .75
                                             --------          -------         -------      -------
                                             --------          -------         -------      -------

- ---------------

(1) Gain on disposition by Mutual Savings of savings deposits and some loans (see Note 1).

(2) Mainly, effect of change in income tax rate on net deferred tax liabilities (see Note 6).

(3) Loss on disposition of interest in New America Electric (see Note 1).

(4) Gains (losses) on sales of marketable securities and foreclosed properties.

(5) Cumulative effect of adopting SFAS No. 109 (see Note 6).

(6) Deferred tax provision re recapture of Mutual Savings' special bad debt tax deductions (Note 6).

            Dollar amounts in thousands except for amounts per share

NOTE 9. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the three most recent years is presented below, broken down as to Wesco's three business segments -- financial, insurance and industrial.

     The financial segment includes the accounts of Wesco and Mutual Savings; it also includes temporary cash investments and other investments of Precision Steel and its subsidiaries and, prior to July 1, 1993, of New America Electric, together with related interest and dividend income and gain or loss on related sales. The insurance segment includes the accounts of Wes-FIC. The industrial segment includes the operating accounts of Precision Steel and its subsidiaries and, prior to July 1, 1993, of New America Electric.

                                                        1993         1992         1991
                                                      --------     --------     --------
    Revenues:
      Financial.....................................  $ 24,292     $ 31,336     $ 45,615
      Insurance.....................................    29,107       35,027       21,822
      Industrial....................................    63,959       65,452       65,409
                                                      --------     --------     --------
                                                      $117,358     $131,815     $132,846
                                                      --------     --------     --------
                                                      --------     --------     --------
    Operating profit before taxes:
      Financial.....................................  $  8,975     $ 13,532     $ 22,249
      Insurance.....................................    16,166       14,216       15,095
      Industrial....................................     3,604        3,298        2,373
      Corporate expenses............................      (394)        (300)        (315)
      Interest expense on notes payable.............    (4,610)      (4,872)      (4,773)
                                                      --------     --------     --------
                                                      $ 23,741     $ 25,874     $ 34,629
                                                      --------     --------     --------
                                                      --------     --------     --------

The above revenue and operating profit data include net gains on sales of securities and foreclosed property, before taxes, as follows:

    Financial.......................................  $     --     $    105     $ 10,714
    Insurance.......................................     1,783           --           --
                                                      --------     --------     --------
                                                      $  1,783     $    105     $ 10,714
                                                      --------     --------     --------
                                                      --------     --------     --------

Additional business segment data follow:

    Capital expenditures:
      Financial.....................................  $    232     $    939     $  2,255
      Industrial....................................     1,762          398        4,681
                                                      --------     --------     --------
                                                      $  1,994     $  1,337     $  6,936
                                                      --------     --------     --------
                                                      --------     --------     --------
    Depreciation and amortization of tangible
      assets:
      Financial.....................................  $    350     $    328     $    271
      Industrial....................................       966          965          824
                                                      --------     --------     --------
                                                      $  1,316     $  1,293     $  1,095
                                                      --------     --------     --------
                                                      --------     --------     --------
    Identifiable assets at yearend:
      Financial.....................................  $441,361     $407,033     $445,073
      Insurance.....................................   444,250      425,868      396,095
      Industrial....................................    29,544       32,058       29,961
                                                      --------     --------     --------
                                                      $915,155     $864,959     $871,129
                                                      --------     --------     --------
                                                      --------     --------     --------

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS
                               DECEMBER 31, 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             NUMBER OF SHARES                          BALANCE
                                                OF STOCK OR                             SHEET
              NAME OF ISSUER                 PRINCIPAL AMOUNT               MARKET    CARRYING
          AND TITLE OF EACH ISSUE                OF NOTES         COST      VALUE       VALUE
          -----------------------            ----------------   --------   --------   ---------
                                         CONSOLIDATED
Securities with fixed maturities:
  Mortgage-backed securities guaranteed
     mainly by Freddie Mac, Federal
     National Mortgage Association and
     Government National Mortgage
     Association...........................    $45,252          $ 45,848   $ 46,359    $ 45,848
  Convertible preferred stocks* --
     Salomon Inc...........................    100,000 shares    100,000    125,000     100,000
     Other.................................     **                35,000     33,150      35,000
  State and municipal bonds................    $22,950            21,278     22,305      21,278
                                                                --------   --------    --------
                                                                $202,126   $226,814    $202,126
                                                                --------   --------    --------
                                                                --------   --------    --------
Marketable equity securities (common
  stocks):
  Freddie Mac..............................   7,200,000 shares  $ 71,729   $359,100    $359,100
  The Coca-Cola Company....................   3,602,800 shares    40,761    160,775     160,775
  The Gillette Company.....................   1,600,000 shares    40,000     95,400      95,400
  Wells Fargo & Company....................     169,340 shares    11,351     21,908      21,908
  Other....................................     **                 2,914      2,775       2,775
                                                                --------   --------    --------
                                                                $166,755   $639,958    $639,958
                                                                --------   --------    --------
                                                                --------   --------    --------
                                        REGISTRANT ONLY
Convertible preferred stocks* --
  Salomon Inc..............................     50,000 shares   $ 50,000   $ 62,500    $ 50,000
  Other....................................     **                 8,000      8,400       8,000
                                                                --------   --------    --------
                                                                $ 58,000   $ 70,900    $ 58,000
                                                                --------   --------    --------
                                                                --------   --------    --------

- ---------------

 * Market quotations are not available. Charles T. Munger, Chairman of the Board and President of Wesco, acting on behalf of the board of directors of Wesco, in consultation with Warren E. Buffett, Chairman of the Board and Chief Executive Officer of Berkshire Hathaway Inc., Wesco's ultimate parent, has determined the fair values of the convertible preferred stocks.

** Not meaningful.

                          WESCO FINANCIAL CORPORATION
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       ---------------------
                               ASSETS                                    1993         1992
                                                                       --------     --------
Cash and temporary cash investments..................................  $     33     $  1,321
Convertible preferred stocks.........................................    58,000       58,000
Investment in subsidiaries, at equity:
  Mutual Savings.....................................................   240,350       50,492
  MS Property Company................................................    27,631           --
  Precision Steel....................................................    31,970       27,199
  Wes-FIC............................................................   328,752      303,604
  New America Electric...............................................       194        8,183
  Other..............................................................       148          135
Property and equipment...............................................        --        5,246
Income taxes recoverable.............................................       735           24
Other assets.........................................................     8,490          791
                                                                       --------     --------
                                                                       $696,303     $454,995
                                                                       --------     --------
                                                                       --------     --------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and advances payable...........................................  $ 69,679     $ 37,786
Accounts payable, accrued expenses and other liabilities.............       537        5,495
                                                                       --------     --------
Total liabilities....................................................    70,216       43,281
Shareholders' equity (see consolidated balance sheet)................   626,087      411,714
                                                                       --------     --------
                                                                       $696,303     $454,995
                                                                       --------     --------
                                                                       --------     --------

                   STATEMENT OF INCOME AND RETAINED EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1993       1992       1991
                                                              --------   --------   --------
Revenues:
  Dividends on preferred stocks.............................  $  5,240   $  5,240   $  5,240
  Rental of office, store and garage premises, less
     expenses...............................................     1,905      2,208      2,092
  Other.....................................................       158         92        108
                                                              --------   --------   --------
                                                                 7,303      7,540      7,440
                                                              --------   --------   --------
Expenses:
  Interest on notes payable.................................     3,332      3,189      3,262
  General and administrative................................       934        933        777
  Loss on sale of New America Electric......................     2,700         --         --
                                                              --------   --------   --------
                                                                 6,966      4,122      4,039
                                                              --------   --------   --------
Income before items shown below.............................       337      3,418      3,401
Income tax (provision) benefit..............................     1,097       (123)      (114)
Equity in undistributed earnings of subsidiaries............    18,284      1,706     26,235
                                                              --------   --------   --------
  Net income................................................    19,718      5,001     29,522
Retained earnings -- beginning of year......................   273,566    274,972    251,573
Cash dividends declared and paid............................    (6,693)    (6,407)    (6,123)
                                                              --------   --------   --------
Retained earnings -- end of year............................  $286,591   $273,566   $274,972
                                                              --------   --------   --------
                                                              --------   --------   --------

See notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                   1993      1992      1991
                                                                  -------   -------   -------
Cash flows from operating activities:
  Net income....................................................  $19,718   $ 5,001   $29,522
  Adjustments to reconcile net income with net cash, including temporary cash investments, provided by operating
     activities --
     Increase in income taxes recoverable.......................     (711)     (661)      199
     Loss on sale of New America Electric.......................    2,700        --        --
     Equity in undistributed earnings of subsidiaries...........  (18,284)   (1,706)  (24,235)
     Other, net.................................................   (3,742)      596    (1,792)
                                                                  -------   -------   -------
          Net cash provided (used) by operating activities......     (319)    3,230     3,694
                                                                  -------   -------   -------
Cash flows from investing activities:
  Cash receipts from sale of New America Electric...............    4,052        --        --
  Other, net....................................................     (239)     (400)     (249)
                                                                  -------   -------   -------
          Net cash provided (used) by investing activities......    3,813      (400)     (249)
                                                                  -------   -------   -------
Cash flows from financing activities:
  Advances from subsidiaries, net...............................    1,481     2,500        --
  Collection of advances to subsidiaries........................       --        --     4,200
  Payment of cash dividends.....................................   (6,693)   (6,407)   (6,123)
  Other, net....................................................      430      (143)     (130)
                                                                  -------   -------   -------
          Net cash used by financing activities.................   (4,782)   (4,050)   (2,053)
                                                                  -------   -------   -------
Increase (decrease) in cash, including temporary cash
  investments...................................................   (1,288)   (1,220)    1,392
Cash, including temporary cash investments -- beginning of
  year..........................................................    1,321     2,541     1,149
                                                                  -------   -------   -------
Cash, including temporary cash investments -- end of year.......  $    33   $ 1,321   $ 2,541
                                                                  -------   -------   -------
                                                                  -------   -------   -------

See notes to consolidated financial statements.

                         WESCO FINANCIAL CORPORATION

                        COMMISSION FILE NUMBER 1-4720

                            EXHIBITS TO FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

<Captions>
                                                                                                              Incorporated
- ---------------------------------------Description----------------------------------------       Filed        By Reference
 3a.  Articles of Incorporation and By-Laws of Wesco Financial Corporation (incorporated by referrence to Exhibit 3a to Annual Report on Form 10-K of Wesco Financial
      Corporation for year ended December 31, 1989).                                                                X

 4.1  Form of Indenture dated October 2, 1989 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K of Wesco Financial Corporation dated October 31, 1989,
      File No. 33-31290).                                                                                           X

 4.2  Form of Supplemental Indenture dated October 15, 1989 (incorporated by reference to Exhibit 4.1 to report on Form 8-K of Wesco Financial Corporation dated October
      31, 1989, File No. 33-31290).                                                                                 X

10.1  Purchase of Assets and Liability Assumption Agreement dated May 10, 1993, among
      Mutual Savings and Loan Association, Wesco Financial Corporation and CenFed Bank,
      A Federal Savings Bank, incorporated by reference to Wesco's Quarterly Report on
      Form 10-Q for the quarter ended March 31, 1993.                                                               X

22.   List of subsidiaries                                                                        X
