Form 10-Q
period 1994-03-31
WESCO FINANCIAL CORP
filed 1994-05-16
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1994        or
                               ----------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    ----------------

Commission file number 1-4720
                       ------

                          WESCO FINANCIAL CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                         95-2109453
 ------------------------------                 ----------------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
  incorporation or organization)

    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
- - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  818/585-6700
                               ------------------
             (Registrant's Telephone Number, Including Area Code)

- - --------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
7,119,807 as of May 13, 1994
- - ----------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed consolidated financial statements of Wesco
         Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         See pages 9 through 12.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESCO FINANCIAL CORPORATION




Date:   May 13, 1994                   By: /s/ Jeffrey L. Jacobson
      --------------                       ----------------------------
                                           Jeffrey L. Jacobson
                                           Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1994


                                     INDEX

                                                                               Page
                                                                               ----
Condensed consolidated statement of income and
         retained earnings - Three-month periods
         ended March 31, 1994 and March 31, 1993 . . . . . . .                   4

Condensed consolidated balance sheet -
         March 31, 1994 and December 31, 1993  . . . . . . . .                   5

Condensed consolidated statement of cash flows -
         Three-month periods ended March 31, 1994
         and March 31, 1993  . . . . . . . . . . . . . . . . .                   6

Notes to condensed consolidated financial
         statements . . . . . . . . . . . . . . . . . . . . . .                  7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                  (Unaudited)


                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,     March 31,
                                                            1994          1993
                                                          --------      --------
Revenues:
  Insurance premiums earned.............................   $   831       $ 3,530
  Sales and service revenues............................    16,449        17,329
  Interest on loans and mortgage-backed securities......       809         2,615
  Dividends and interest on investments other than
    mortgage-backed securities..........................     6,586         7,342
  Gains on sales of securities..........................       251         1,714
  Other.................................................       667           479
                                                            ------        ------
                                                            25,593        33,009
                                                            ------        ------

Costs and expenses:
  Insurance losses, loss adjustment and underwriting
  expenses..............................................     1,036         3,827
  Cost of services and products sold....................    13,302        14,181
  Interest on savings accounts..........................        --         2,075
  Selling, general and administrative expenses..........     3,114         3,643
  Interest on notes payable.............................       837         1,209
                                                            ------        ------
                                                            18,289        24,935
                                                            ------        ------
Income before income taxes and cumulative effect of
  change in accounting for income taxes.................     7,304         8,074

Provision for income taxes..............................    (1,221)       (1,673)
                                                            ------        ------
Income before cumulative effect of change in
  accounting for income taxes...........................     6,083         6,401
Cumulative effect of change in accounting for
  income taxes (adoption of SFAS No. 109)...............        --         1,023
                                                             -----        ------
  Net income............................................     6,083         7,424
Retained earnings - beginning of period.................   286,591       273,566
Cash dividends declared and paid........................    (1,744)       (1,673)
                                                           -------       -------

Retained earnings - end of period.......................  $290,930      $279,317
                                                          ========      ========

Amounts per share based on 7,119,807 shares outstanding
  throughout each period:
  Net income before cumulative effect of change in
    accounting principle................................  $    .85      $    .90
  Cumulative effect of change in accounting for
    income taxes........................................        --           .14
                                                          --------      --------

   Net income............................................  $   .85      $   1.04
                                                           =======      ========

   Cash dividends........................................  $  .245      $   .235
                                                           =======      ========

See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                          March  31,         Dec. 31,
                                                            1994               1993
                                                          ----------        ---------
                                    ASSETS

Cash and temporary cash investments................       $  2,671           $  5,230
Investments:
   Securities with fixed maturities -
     Mortgage-backed securities ...................         38,787             45,848
     Other.........................................        179,540            156,278
   Marketable equity securities (cost $166,755
     and $166,755).................................        639,053            639,958
Other assets.......................................         79,489             67,841
                                                           -------            -------
                                                          $939,540           $915,155
                                                          ========           ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses......        $49,324           $ 53,818
Income taxes payable, principally deferred.........        185,725            180,722
Notes payable......................................         37,812             37,896
Other liabilities..................................         21,303             16,632
                                                           -------            -------

    Total liabilities..............................        294,164            289,068
                                                           -------            -------

Shareholders' equity:
  Capital stock, and capital surplus arising
     from stock dividends..........................         30,439             30,439
  Unrealized appreciation of investments,
     net of taxes..................................        324,007            309,057
   Retained earnings...............................        290,930            286,591
                                                           -------            -------

     Total shareholders' equity....................        645,376            626,087
                                                           -------            -------

                                                          $939,540           $915,155
                                                          ========           ========




See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                          ----------------------
                                                                          March 31,    March 31,
                                                                            1994         1993
                                                                          ---------    ---------
Net cash provided (used) by operating activities.................          $ (4,342)       5,145
                                                                           --------     --------
Cash flows from investing activities -
  Proceeds from maturities and redemptions of securities
    with fixed maturities .......................................             9,349       16,460
  Proceeds from sales of marketable equity securities............                --        3,534
  Real estate loan originations..................................                --       (1,471)
  Principal collections on real estate loans.....................                 6        7,535
  Other, net.....................................................              (746)      (1,224)
                                                                           --------     --------
Net cash provided by investing activities........................             8,609       24,834
                                                                           --------     --------
Cash flows from financing activities -
  Net decrease in savings accounts...............................                --      (13,368)
  Repayment of short-term borrowings.............................            (5,000)          --
  Payment of cash dividends......................................            (1,744)      (1,673)
  Other, net.....................................................               (82)         (79)
                                                                           --------     --------
Net cash used by financing activities............................            (6,826)     (15,120)
                                                                           --------     --------
Increase (decrease) in cash, including temporary
  cash investments...............................................            (2,559)      14,859
Cash, including temporary cash investments -
  beginning of period............................................             5,230      123,705
                                                                           --------     --------
Cash, including temporary cash investments - end of period.......          $  2,671     $138,564
                                                                           ========     ========
Supplementary information:
  Interest paid during period.....................................         $    170     $  2,708
                                                                           ========     ========

  Income taxes paid during period.................................         $  5,712     $  1,423
                                                                           ========     ========



See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1

In the opinion of management, all adjustments necessary to a fair statement of the results of operations of Wesco Financial Corporation ("Wesco") and its subsidiaries (consisting only of normal recurring accruals) are reflected in the condensed consolidated financial statements.


NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 33 through 41 of its 1993 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.


NOTE 3

Following is a summary of investments in securities with fixed maturities, in thousands of dollars:

                                             March 31, 1994                          December 31, 1993
                                 ------------------------------------      -------------------------------------
                                              Estimated                                 Estimated
                                 Amortized      Market       Carrying      Amortized      Market        Carrying
                                   Cost         Value         Value          Cost         Value          Value
                                 --------      --------      --------      --------      --------       --------
  Mortgage-backed
    securities...............    $ 39,112      $ 38,787      $ 38,787      $ 45,848      $ 46,359       $ 45,848
  Preferred stocks...........     135,000       159,690       159,690       135,000       158,150        135,000
  State and
    municipal bonds..........      18,857        19,850        19,850        21,278        22,305         21,278
                                 --------      --------      --------      --------      --------       --------
                                 $192,969      $218,327      $218,327      $202,126      $226,814       $202,126
                                 ========      ========      ========      ========      ========       ========


     As of March 31, 1994, investments in securities with fixed maturities were classified as "available for sale", and accordingly were carried at fair value, with the net unrealized gain or loss reported as a component of shareholders' equity. At December 31, 1993, such investments were classified as "held to maturity" and thus carried at amortized cost. The change in classification of these investments, which was not material in relation to Wesco's reported financial condition at either December 31, 1993 or March 31, 1994, conforms Wesco's financial reporting for such investments to its reporting for marketable equity securities.

NOTE 4

     Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the accompanying condensed consolidated balance sheet, in thousands of dollars:

                                                                        Three Months Ended
                                                                   ----------------------------
                                                                    March 31,         March 31,
                                                                      1994              1993
                                                                   ----------         ---------
Balance at December 31, 1993 and December 31, 1992.........         $309,057           $107,709
Net increase in unrealized appreciation....................           24,454             10,986
Increase in deemed applicable income taxes.................           (9,504)            (3,736)
                                                                    --------           --------

Balance at March 31, 1994 and March 31, 1993...............         $324,007           $114,959
                                                                    ========           ========

        Of the $194.1 million apparent increase in after-tax appreciation between March 31, 1993 and December 31, 1993, approximately $188.8 million resulted from Wesco's adoption of a new accounting pronouncement, SFAS No. 115, as of 1993 yearend. Under SFAS No. 115, marketable equity securities of all Wesco entities - not just its insurance subsidiary, as in the past -- were written up to market value rather than stated at the lower of aggregate cost or market. (See Notes 1 and 2 to Wesco's consolidated financial statements appearing in its 1993 Form 10-K Annual Report for additional information.)

                          WESCO FINANCIAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          Reference is made to management's discussion and
analysis of Wesco's consolidated financial condition and results of operations appearing on pages 20 through 26 of its 1993 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

                          The financial condition of Wesco and its subsidiaries
continues to be sound and liquid.

                          In May 1994, Standard and Poor's Corporation raised
its credit rating on Wesco's $30 million of Notes due November 1999 from AA+ to AAA, its highest rating, and also assigned its AAA claims-paying-ability rating to Wesco's insurance subsidiary.


RESULTS OF OPERATIONS

                          Following is a breakdown of Wesco's consolidated net
(after-tax) income by business segment, in thousands of dollars:

                                                              Three Months Ended
                                                           -------------------------
                                                           March 31,       March 31,
                                                             1994            1993
                                                           ---------       ---------
Identified segments:
    Insurance........................................       $4,911          $4,230
    Industrial.......................................          672             446
    Financial........................................           --             836
Other than identified business segments..............          500             889
                                                            ------          ------
Income before cumulative effect of change
    in accounting for income taxes...................        6,083           6,401

Cumulative effect of change in accounting for
    income taxes (adoption of SFAS No. 109)..........           --           1,023
                                                            ------          ------

Net income - consolidated............................       $6,083          $7,424
                                                            ======          ======

Insurance Segment

                       Following is a summary of the results of underwriting and investing activities of wholly owned Wesco- Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                             Three Months Ended
                                           -----------------------
                                           March 31,     March 31,
                                             1994          1993
                                           ---------     ---------
Premiums written...................         $7,744        $3,190
                                            ======        ======

Premiums earned....................         $  831        $3,530
                                            ======        ======

Underwriting loss..................         $ (204)       $ (300)
Dividend and interest income.......          5,887         3,868
                                            ------        ------
Income before income taxes.........          5,683         3,568
Provision for income taxes.........           (935)         (469)
                                            ------        ------
Income before securities gains.....          4,748         3,099
Securities gains...................            163         1,131
                                            ------        ------

Insurance segment net income.......         $4,911        $4,230
                                            ======        ======


                       The increase in premiums written in the first quarter of 1994 over the corresponding figure for the first quarter last year was attributable principally to Wes-FIC's entry into the super-catastrophe ("super-cat") reinsurance business. In February 1994 an insurance company subsidiary of Berkshire Hathaway Inc., Wesco's ultimate parent company, retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance business (see Wesco's 1993 Form 10-K Annual Report for further details). Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association ("Mutual Savings"), another wholly owned subsidiary of Wesco, in January 1994 (see financial segment below).

                       Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration, in order to avoid premature recognition of underwriting profits.

                       Wes-FIC's net income for the first quarter of 1994 benefited from its absorption of Mutual Savings, inasmuch as dividend and interest income previously reported as revenue of Wesco's financial segment is now included in Wes-FIC's revenues.

Industrial Segment

                       Following is a summary of the results of operations of the industrial segment, whose operations have included those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel") and, until its business assets were sold on July 1, 1993, approximately 80%-owned New America Electrical Corporation ("New America Electric"), in thousands of dollars:

                                                      Three Months Ended
                                                    -----------------------
                                                    March 31,     March 31,
                                                      1994          1993
                                                    ---------     ---------
Revenues, principally sales
  and services.............................          $16,482       $17,354
                                                     =======       =======

Income before income taxes.................          $ 1,111       $   702
Provision for income taxes.................             (439)         (296)
Minority interest in operating
  loss of New America Electric.............               --            40
                                                     -------       -------

Industrial segment net income..............          $   672       $   446
                                                     =======       =======


                       Revenues of the industrial segment included $1,487,000 attributable to New America Electric in the first quarter of 1993 versus none in the first quarter of 1994. Had 1993 revenues not included those of New America Electric, first quarter revenues of the industrial segment would have increased approximately $600,000.

                       Income before income taxes and net income were negatively impacted in 1993 as a result of the inclusion of the operating results of New America Electric. Had it not been for Wesco's equity of $180,000 in New America Electric's operating loss in the first quarter of 1993, the industrial segment would have reported net income of $626,000 for the first quarter last year.

                       The operations of Precision Steel appear to have been less affected by recessionary economic conditions in the first quarter of 1994 than in the same quarter of 1993.


Financial Segment

                       Prior to 1994, the financial segment included revenues and expenses of Mutual Savings as well as revenues and expenses of other Wesco entities that, although not directly connected with an identified business segment, were more closely associated with the savings and loan business than any of Wesco's other businesses.

                       In October 1993, Mutual Savings discontinued as a regulated savings and loan association, and, effective January 1, 1994, it merged into Wes-FIC (see Wesco's 1993 Form 10-K Annual Report for further details). As a result, (1) several traditional items of revenue and expense - notably interest income on loans and interest expense on savings accounts - have partially or wholly disappeared, with the remaining items transferred to the insurance segment, and
(2) the expenses of other Wesco entities previously included in the financial segment, which have become relatively insignificant, are now classified separately (i.e., not included in a business segment).

                       In conjunction with its discontinuance as a regulated savings and loan association, Mutual Savings disposed of its savings deposits and most of its real estate loans (see Wesco's 1993 Form 10-K Annual Report for further details). Although the disposition has affected several items of revenue and expense, as noted above, it has not had a significant effect on Wesco's consolidated revenues and earnings.


Other Than Identified Business Segments

                       Earnings other than from identified business segments are derived mainly from ownership of the Wesco headquarters office building, primarily leased to outside tenants, interest and dividend income from cash equivalents, and marketable securities owned outside the insurance subsidiary, less interest and other corporate expenses.


                               *   *   *   *   *

                       Realized securities gains, recorded when appreciated securities are sold, tend to fluctuate significantly from period to period.
The amount of realized gain for any period has no predictive value, and variations in amount from period to period have no practical analytical value, given the traditional existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Realized securities gains, after taxes, amounted to $251,000 and $1,131,000 in the first quarters of 1994 and 1993.

                       Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes, and, beginning in 1993, the effects of changes in income tax rates as described in Note 6 to the consolidated financial statements appearing in Wesco's 1993 Form 10-K Annual Report. The respective income tax provisions, expressed as a percentage of income before income taxes and cumulative effect of change in accounting for income taxes amounted to 16.7% and 20.7% for the quarters ended March 31, 1994 and March 31, 1993.

                       Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of gains and losses from disposition of securities, foreclosed properties and other assets and liabilities, the possible occurrence of other unusual items, the effects of changes in rates of income taxes, and the effects of changes in the nature of Wesco's operations.