Form 10-Q
period 1994-06-30
WESCO FINANCIAL CORP
filed 1994-08-15
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
/X/  For the quarterly period ended June 30, 1994 or

     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to________________

Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

           DELAWARE                                    95-2109453
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                                  818/585-6700
             (Registrant's Telephone Number, Including Area Code)

  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___ No_____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of August 12, 1994

                         PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             See pages 9 through 13.

                          PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a vote of Security-Holders

             At the annual meeting of shareholders of Wesco Financial Corporation ("Wesco") held May 25, 1994, Wesco's shareholders reelected all Wesco's Directors. Nominees Charles T. Munger, Robert H. Bird, Carolyn H. Carlburg and James N. Gamble each received 6,882,926 favorable votes (6,613 against), William T. Caspers and Elizabeth Caspers Peters each received 6,882,611 favorable votes (6,928 against), and David K. Robinson received 6,871,576 favorable votes (17,963 against). There were no votes withheld, abstentions or broker non-votes. No other matters were voted upon at the meeting.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits - None

             (b)  Reports on Form 8-K - None


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WESCO FINANCIAL CORPORATION




Date:   August 12, 1994                  By:      /s/ Jeffrey L. Jacobson
                                                  Jeffrey L. Jacobson
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1994


                                     INDEX
                                                                            Page


Condensed consolidated statement of income and
    retained earnings - Six- and three-month periods
    ended June 30, 1994 and June 30, 1993  . . . . . . . . . . . . . . .      4

Condensed consolidated balance sheet -
    June 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . . .      5

Condensed consolidated statement of cash flows -
    Six-month periods ended June 30, 1994
    and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .      6

Notes to condensed consolidated financial
    statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                            ------------------------           -----------------------------
                                                            June 30,        June 30,           June 30,            June 30,
                                                              1994            1993               1994                1993
                                                            --------        --------           --------            ---------
Revenues:
     Insurance premiums earned  . . . . . . . . . . . . .   $    247         $  4,043           $  1,078            $  7,573
     Sales and service revenues   . . . . . . . . . . . .     15,841           16,567             32,290              33,896
     Dividends and interest on  investments
       other than mortgage-backed securities  . . . . . .      6,610            7,294             13,196              14,636
     Interest on loans and
       mortgage-backed securities   . . . . . . . . . . .        640            2,251              1,449               4,866
     Gains on sales of securities
       and foreclosed property  . . . . . . . . . . . . .        390               --                641               1,714
     Other  . . . . . . . . . . . . . . . . . . . . . . .        428              574              1,095               1,053
                                                            --------         --------           --------            --------
                                                              24,156           30,729             49,749              63,738
                                                            --------         --------           --------            --------
Costs and expenses:
     Insurance losses, loss adjustment
       and underwriting expenses . . . . . . . . . . . . .       366            4,237              1,402               8,064
     Cost of services and products sold   . . . . . . . .     12,578           13,271             25,880              27,452
     Selling, general and administrative
       expenses   . . . . . . . . . . . . . . . . . . . .      3,814            4,500              6,928               8,143
     Interest on notes payable  . . . . . . . . . . . . .        640            1,212              1,477               2,421
     Interest on savings accounts   . . . . . . . . . .           --            1,855                 --               3,930
     Loss on sale of New America Electric   . . . . . .           --            2,700                 --               2,700
                                                            --------         --------           --------            --------
                                                              17,398           27,775             35,687              52,710
                                                            --------         --------           --------            --------
Income before income taxes and cumulative effect
     of change in accounting for income taxes   . . . . .      6,758            2,954             14,062              11,028
Income tax (provision) benefit  . . . . . . . . . . . . .       (896)             667             (2,117)             (1,006)
                                                            --------         --------           --------            --------
Income before cumulative effect of
     change in accounting for income taxes  . . . . . . .      5,862            3,621             11,945              10,022
Cumulative effect of change in
     accounting for income taxes  . . . . . . . . . . .           --               --                 --               1,023
                                                            --------         --------           --------            --------
     Net income   . . . . . . . . . . . . . . . . . . . .      5,862            3,621             11,945              11,045
Retained earnings - beginning of period  . . . . . . . .     290,930          279,317            286,591             273,566
Cash dividends declared and paid  . . . . . . . . . . . .     (1,745)          (1,674)            (3,489)             (3,347)
                                                            --------         --------           --------            --------
Retained earnings - end of period . . . . . . . . . . . .   $295,047         $281,264           $295,047            $281,264
                                                            ========         ========           ========            ========

Amounts per share based on 7,119,807 shares
     outstanding throughout each period:
     Income before cumulative effect of
        change in accounting for income taxes                  $ .82            $ .51              $1.68               $1.41
     Cumulative effect of change
        in accounting for income taxes                           .--              .--                .--                 .14
                                                               -----            -----              -----               -----
     Net income                                                $ .82            $ .51              $1.68               $1.55
                                                               =====            =====              =====               =====

Cash dividends  . . . . . . . . . . . . . . . . . .            $.245            $.235              $.490               $.470
                                                               =====            =====              =====               =====

See notes beginning on page 7.                                         -4-

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                 June 30,          Dec. 31,
                                                                                   1994               1993
                                                                                 --------           --------

                                     ASSETS

Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . . .  $    9,882           $  5,230
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . . . . .     211,920            202,126
   Marketable equity securities . . . . . . . . . . . . . . . . . . . . . . .     714,341            639,958
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71,348             67,841
                                                                               ----------           --------

                                                                               $1,007,491           $915,155
                                                                               ==========           ========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . . . . .  $   47,366           $ 53,818
Income taxes payable, principally deferred  . . . . . . . . . . . . . . . . .     207,909            180,722
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,728             37,896
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,194             16,632
                                                                               ==========           ========

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     309,197            289,068
                                                                               ----------           --------
Shareholders' equity:
  Capital stock, and surplus arising
     from stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .      30,439             30,439
  Unrealized appreciation of investments,
     net of taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     372,808            309,057
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     295,047            286,591
                                                                               ----------           --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .     698,294            626,087
                                                                               ----------           --------

                                                                               $1,007,491           $915,155
                                                                               ==========           ========





See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                              -------------------
                                                                                              June 30,      June 30,
                                                                                                1994         1993
                                                                                              ------        ------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,309       $ 10,279
                                                                                             --------       --------
Cash flows from investing activities -
 Proceeds from maturities and redemptions of securities
    with fixed maturities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,529         26,903
 Proceeds from sales of marketable equity securities  . . . . . . . . . . . . . . . . . .          --          3,534
 Real estate loan originations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (1,471)
 Principal collections on real estate loans   . . . . . . . . . . . . . . . . . . . . . . .        22         10,456
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,167)        (5,061)
                                                                                             --------       --------

Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .    15,384         34,361
                                                                                             --------       --------
Cash flows from financing activities -
 Net decrease in savings accounts   . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        (21,254)
 Short-term borrowings from parent  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         10,200
 Repayment of short-term borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,385)            --
 Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,489)        (3,347)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (167)          (160)
                                                                                             --------       --------

Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .   (14,041)       (14,561)
                                                                                             --------       --------
Increase in cash, including temporary
 cash investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,652         30,079
Cash, including temporary cash investments -
 beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,230        123,705
                                                                                             --------       --------

Cash, including temporary cash investments - end of period  . . . . . . . . . . . . . . . .  $  9,882       $153,784
                                                                                             ========       ========
Supplementary information:

 Interest paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,860       $  6,680
                                                                                             ========       ========

 Income taxes paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,061       $  2,719
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


NOTE 3

Following is a summary of investments in securities with fixed maturities, in thousands of dollars:

                                       June 30, 1994                             December 31, 1993
                              -----------------------------------       ------------------------------------
                                          Estimated                                  Estimated
                              Amortized     Market       Carrying       Amortized      Market       Carrying
                                Cost         Value         Value          Cost         Value          Value
                               ------       -------       -------        ------       -------        -------
  Mortgage-backed
    securities  . . . .      $ 32,846      $ 32,357      $ 32,357      $ 45,848      $ 46,359       $ 45,848
  Preferred stocks  . .       135,000       159,690       159,690       135,000       158,150        135,000
  State and
    municipal bonds . .        18,892        19,873        19,873        21,278        22,305         21,278
                             --------      --------      --------      --------      --------       --------

                             $186,738      $211,920      $211,920      $202,126      $226,814       $202,126
                             ========      ========      ========      ========      ========       ========

     Investments in securities with fixed maturities, effective with the first quarter of 1994, are classified as available for sale, and accordingly carried at fair value, with the net unrealized gain or loss included in shareholders' equity. At December 31, 1993, such investments were classified as held to maturity and thus carried at amortized cost. The change in classification of these investments, which has not been material in relation to Wesco's reported financial condition, conforms Wesco's financial reporting for such investments to its reporting for marketable equity securities.

NOTE 4

     Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the accompanying condensed consolidated balance sheet, in thousands of dollars:

                                                 Three Months Ended                Six Months Ended
                                              -----------------------           ----------------------
                                              June 30,       June 30,            June 30,      June 30,
                                                1994           1993               1994           1993
                                              --------       --------           --------       --------
   Balance at beginning of period. . .        $324,007       $114,959           $309,057       $107,709
   Net increase (decrease)
     in unrealized appreciation. . . . .        73,638         (6,989)            98,092          3,997
   (Increase) decrease in deemed
     applicable income taxes . . . . . .       (24,837)         2,377            (34,341)        (1,359)
                                              --------       --------           --------       --------

   Balance at end of period. . . . . . .      $372,808       $110,347           $372,808       $110,347
                                              ========       ========           ========       ========


        Of the $262 million apparent increase in after-tax appreciation between June 30, 1993 and June 30, 1994, approximately $189 million resulted from Wesco's adoption of a new accounting pronouncement, SFAS No. 115, as of 1993 yearend. Under SFAS No. 115, marketable equity securities of all Wesco entities - not just its insurance subsidiary, as previously - are now all carried at market value rather than stated at the lower of aggregate cost or market. (See Notes 1 and 2 to Wesco's consolidated financial statements appearing in its 1993 Form 10-K Annual Report for additional information.)

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


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                       Three Months Ended              Six Months Ended
                                                       ------------------             ------------------
                                                    June 30,        June 30,         June 30,        June 30,
                                                      1994            1993             1994            1993
                                                     ------          ------           ------          ------
Identified segments:
   Insurance  . . . . . . . . . . . . . . . . . . .  $4,932          $3,134          $ 9,843         $ 7,364
   Industrial . . . . . . . . . . . . . . . . . .       794             464            1,466             910
   Financial  . . . . . . . . . . . . . . . . . .        --             761               --           1,597
Other than identified business segments . . . . .       136            (738)             636             151
                                                     ------          ------          -------         -------
Income before cumulative effect of
   change in accounting for income taxes  . . . . .   5,862           3,621           11,945          10,022
Cumulative effect of change in
   accounting for income taxes (adoption
   of SFAS No. 109) . . . . . . . . . . . . . .          --              --               --           1,023
                                                     ------          ------          -------         -------

Net income - consolidated . . . . . . . . . . . .    $5,862          $3,621          $11,945         $11,045
                                                     ======          ======          =======         =======

Insurance Segment

      Following is a summary of the results of underwriting and investing activities of wholly owned Wesco-Financial Insurance Company ("Wes- FIC"), in thousands of dollars:

                                                              Three Months Ended           Six Months Ended
                                                             --------------------        --------------------
                                                            June 30,      June 30,      June 30,      June 30,
                                                              1994          1993          1994          1993
                                                             ------        ------        ------        ------
Premiums written  . . . . . . . . . . . . . . . . . . . . .  $1,084        $3,445       $ 8,828        $6,635

Premiums earned . . . . . . . . . . . . . . . . . . . . . .  $  247        $4,043       $ 1,078        $7,573
                                                             ======        ======       =======        ======

Underwriting loss . . . . . . . . . . . . . . . . . . . . .  $ (120)      $  (207)      $  (324)       $ (507)
Dividend and interest income. . . . . . . . . . . . . . . .   5,978         3,811        11,865         7,679
                                                             ------        ------       -------        ------
Income before income taxes. . . . . . . . . . . . . . . . .   5,858         3,604        11,541         7,172
Provision for income taxes  . . . . . . . . . . . . . . . .    (926)         (470)       (1,861)         (939)
                                                             ------        ------       -------        ------
Income before securities gains  . . . . . . . . . . . . . .   4,932         3,134         9,680         6,233
Securities gains, net of taxes  . . . . . . . . . . . . .        --            --           163         1,131
                                                             ------        ------       -------        ------

Insurance segment net income  . . . . . . . . . . . . . . .  $4,932        $3,134       $ 9,843        $7,364
                                                             ======        ======       =======        ======


      The increase in premiums written in the six months ended June 30, 1994 over the corresponding figure for the first six months last year was attributable principally to Wes-FIC's entry into the super-catastrophe ("super-cat") reinsurance business in the first quarter. In February 1994 an insurance company subsidiary of Berkshire Hathaway Inc., Wesco's ultimate parent company, retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance business (see Wesco's 1993 Form 10-K Annual Report for further details). Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association ("Mutual Savings"), another wholly owned subsidiary of Wesco, in January 1994 (see financial segment below).

      Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration, in order to avoid premature recognition of underwriting profits. The super-cat reinsurance contracts referred to above expire at various dates beginning in the first quarter of 1995.

      Wes-FIC's net income for the second quarter and first six months of 1994 benefited from its absorption of Mutual Savings, inasmuch as dividend and interest income previously reported as revenue of Wesco's financial segment is now included in Wes-FIC's revenues.

Industrial Segment

      Following is a summary of the results of operations of the industrial segment, whose operations have included those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel") and, until its business assets were sold on July 1, 1993, approximately 80%-owned New America Electrical Corporation ("New America Electric"), in thousands of dollars:

                                                            Three Months Ended            Six Months Ended
                                                           ---------------------        ---------------------
                                                           June 30,      June 30,       June 30,      June 30,
                                                            1994           1993          1994           1993
                                                           ------         ------        ------         ------
Revenues, principally sales
   and services . . . . . . . . . . . . . . . . . . . . .   $15,955       $16,688       $32,437       $34,042
                                                            =======       =======       =======       =======

Income before income taxes  . . . . . . . . . . . . . . .   $ 1,317       $   880       $ 2,428       $ 1,582
Provision for income taxes  . . . . . . . . . . . . . . .      (523)         (420)         (962)         (716)
Minority interest in operating
   loss of New America Electric . . . . . . . . . . . . .        --             4            --            44
                                                            -------       -------       -------       -------
Industrial segment net income . . . . . . . . . . . . . .   $   794       $   464       $ 1,466       $   910
                                                            =======       =======       =======       =======


      Revenues of the industrial segment included $2,002,000 and $3,489,000 attributable to New America Electric in the second quarter and first six months of 1993 versus none in the comparable periods of 1994. Had 1993 revenues not included those of New America Electric, revenues of the industrial segment would have increased $1,269,000 and $1,884,000 for the second quarter and first six months of 1994.

      Income before income taxes and net income were negatively impacted in the second quarter and first six months of 1993 as a result of the inclusion of the operating results of New America Electric. Had it not been for Wesco's equity of $33,000 and $213,000 in New America Electric's operating losses in those periods, the industrial segment would have reported net income of $497,000 and $1,123,000, respectively.

      The operations of Precision Steel appear to have been less affected by recessionary economic conditions in 1994 than in 1993.


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


Other Than Identified Business Segments

      Following is a summary of net (after-tax) earnings items not identified with business segments, in thousands of dollars:

                                                    Three Months Ended               Six Months Ended
                                                  -----------------------         -----------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    1994            1993            1994            1993
                                                   ------          ------          ------          ------
Dividend and interest income  . . . . . . . . . .  $1,106          $   998         $ 2,522          $ 2,352
Interest expense  . . . . . . . . . . . . . . . .    (802)            (502)         (1,349)            (975)
Realized gains on sales of
   securities and foreclosed properties . . . . .     230              --              230              --
Provision for losses on loans and
   foreclosed properties  . . . . . . . . . . . .    (590)             --             (590)             --
Loss on sale of New America Electrical
   Corporation  . . . . . . . . . . . . . . . . .      --           (1,617)             --           (1,617)
Other items, net  . . . . . . . . . . . . . . . .     192              383            (177)             391
                                                   ------          -------         -------          -------

                                                   $  136          $  (738)        $   636          $   151
                                                   ======          =======         =======          =======

      Interest expense was much higher in the second quarter and first six months of 1994 than in the comparable periods of 1993 as a result of intercompany borrowings made late in 1993 principally to facilitate the transfer of loans and foreclosed properties to Wesco's newly formed real estate subsidiary, MS Property Company ("MSPC").

      Other items, net, include rental income, net of expenses, associated with MSPC's office building, which is used by Wesco but primarily leased to outside tenants; expenses relating to real estate held for sale; and general and administrative expenses of Wesco and MSPC. The main reason for the decrease in other items, net - for the second quarter and six-month periods ended June 30, 1994, from the comparable 1993 figures, is the inclusion in 1994 of various expenses previously charged against the financial segment (e.g., expenses associated with foreclosed properties and delinquent loans).

                             *    *    *    *    *



      Realized securities gains, recorded when appreciated securities are sold, tend to fluctuate significantly from period to period. The amount of realized gain for any period has no predictive value, and variations in amount from period to period have no practical analytical value, given the traditional existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Realized securities gains, after taxes, amounted to $163,000 and $1,131,000 in the first quarters of 1994 and 1993. No securities gains were realized in the second quarter of either year.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes, and, beginning in 1993, the effects of changes in income tax rates as described in Note 6 to the consolidated financial statements appearing in Wesco's 1993 Form 10-K Annual Report. The respective income tax provisions or benefits, expressed as percentages of income before income taxes and cumulative effect of change in accounting for income taxes amounted to a provision of 13.3% for the second quarter of 1994, a benefit of 22.6% for the second quarter of 1993, and provisions of 15.1% and 9.1% for the six-month periods ended June 30, 1994 and 1993.

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