Form 10-Q
period 1994-09-30
WESCO FINANCIAL CORP
filed 1994-11-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1994 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from________________ to__________________


Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                          95-2109453
  -----------------------------                    ----------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
  incorporation or organization)


    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  818/585-6700
             (Registrant's Telephone Number, Including Area Code)

             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X___ No_____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 13, 1994

                         PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements
- -------      --------------------

             The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.
- -------      --------------------------------------------------------------------------------------

             See pages 10 through 14.



                          PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
- -------      --------------------------------

              (a)  Exhibits - None

              (b)  Reports on Form 8-K - None




                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                WESCO FINANCIAL CORPORATION




Date:   November 14, 1994                     By:
       ------------------------                                 ----------------------------------
                                                                Jeffrey L. Jacobson
                                                                Vice President and
                                                                Chief Financial Officer
                                                                (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1994


                                     INDEX

                                                                               Page
                                                                               ----
Condensed consolidated statement of income and
   retained earnings - Nine- and three-month periods
   ended September 30, 1994 and September 30, 1993  . . . . . . . . . . .        4

Condensed consolidated balance sheet -
   September 30, 1994 and December 31, 1993   . . . . . . . . . . . . . .        5

Condensed consolidated statement of cash flows -
   Nine-month periods ended September 30, 1994
   and September 30, 1993   . . . . . . . . . . . . . . . . . . . . . . .        6

Notes to condensed consolidated financial
   statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                      -------------------------         --------------------------
                                                      Sept. 30,       Sept. 30,         Sept. 30,        Sept. 30,
                                                        1994             1993             1994             1993
                                                      ---------       ---------         ---------        ---------
Revenues:
  Insurance premiums earned . . . . . . . . . . .     $     --        $  3,174         $  1,078          $ 10,747
  Sales and service revenues  . . . . . . . . . .       15,707          14,899           47,997            48,795
  Dividends and interest on investments
    other than mortgage-backed securities . . . .        6,461           7,198           19,657            21,834
  Interest on loans and
    mortgage-backed securities  . . . . . . . . .          608           2,127            2,057             6,993
  Gains (losses), net, on sales of securities
    and foreclosed property . . . . . . . . . . .         (318)             65              323             1,779
  Other . . . . . . . . . . . . . . . . . . . . .          314             398            1,409             1,451
                                                      --------        --------         --------          --------
                                                        22,772          27,861           72,521            91,599
                                                      --------        --------         --------          --------
Costs and expenses:
  Insurance losses, loss adjustment
    and underwriting expenses . . . . . . . . . .       (1,633)          3,395             (231)           11,459
  Cost of services and products sold  . . . . . .       12,549          12,261           38,429            39,713
  Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . . . .        2,597           3,204            9,364            11,347
  Interest on notes payable . . . . . . . . . . .          893           1,092            2,531             3,513
  Interest on savings accounts  . . . . . . . . .           --           1,700               --             5,630
  Loss on sale of New America Electric  . . . . .           --              --               --             2,700
                                                      --------        --------         --------          --------
                                                        14,406          21,652           50,093            74,362
                                                      --------        --------         --------          --------
Income before income taxes and cumulative effect
  of change in accounting for income taxes  . . .        8,366           6,209           22,428            17,237
Income tax (provision) benefit  . . . . . . . . .       (1,614)         (3,142)          (3,731)           (4,148)
                                                      --------        --------         --------          --------
Income before cumulative effect of
  change in accounting for income taxes . . . . .        6,752           3,067           18,697            13,089
Cumulative effect of change in
  accounting for income taxes . . . . . . . . . .           --              --               --             1,023
                                                      --------        --------         --------          --------
  Net income  . . . . . . . . . . . . . . . . . .        6,752           3,067           18,697            14,112
Retained earnings - beginning of  period  . . . .      295,047         281,264          286,591           273,566
Cash dividends declared and paid  . . . . . . . .       (1,745)         (1,673)          (5,234)           (5,020)
                                                      --------        --------         --------          --------
Retained earnings - end of period . . . . . . . .     $300,054        $282,658         $300,054          $282,658
                                                      ========        ========         ========          ========

Amounts per share based on 7,119,807 shares
  outstanding throughout each period:
  Income before cumulative effect of
    change in accounting for income taxes   . . . .    $.95            $.43             $2.63             $1.84
  Cumulative effect of change
    in accounting for income taxes  . . . . . . . .     .--             .--               .--               .14
                                                       ----            ----             -----             ------
  Net income  . . . . . . . . . . . . . . . . . . .    $.95            $.43             $2.63             $1.98
                                                       ====            ====             =====             =====

Cash dividends paid . . . . . . . . . . . . . . . .    $.245           $.235            $ .735            $ .705
                                                       ======          =====            ======            ======

See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                 Sept. 30,          Dec. 31,
                                                                                   1994               1993
                                                                                 --------           --------
                                  ASSETS
Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . . .    $ 13,190           $  5,230
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . . . . .     186,699            202,126
   Marketable equity securities . . . . . . . . . . . . . . . . . . . . . . .     700,124            639,958
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,982             67,841
                                                                                 --------           --------

                                                                                 $968,995           $915,155
                                                                                 ========           ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . . . . .    $ 41,395           $ 53,818
Income taxes payable, principally deferred  . . . . . . . . . . . . . . . . .     193,454            180,722
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,643             37,896
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,710             16,632
                                                                                 --------           --------

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     292,202            289,068
                                                                                 --------           --------

Shareholders' equity:
  Capital stock, and surplus arising
     from stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .      30,439             30,439
  Unrealized appreciation of investments,
     net of taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     346,300            309,057
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     300,054            286,591
                                                                                 --------           --------

    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .     676,793            626,087
                                                                                 --------           --------

                                                                                 $968,995           $915,155
                                                                                 ========           ========



See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                             -------------------------
                                                                                             Sept. 30,      Sept. 30,
                                                                                                1994          1993
                                                                                             ---------      ---------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .     $ 8,104        $ 17,952
                                                                                              -------        --------

Cash flows from investing activities -
 Proceeds from maturities and redemptions of securities
    with fixed maturities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,292          39,365
 Purchases of securities with fixed maturities  . . . . . . . . . . . . . . . . . . . . .     (20,637)        (10,395)
 Proceeds from sales of marketable equity securities  . . . . . . . . . . . . . . . . . .          --           3,599
 Real estate loan originations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (1,471)
 Principal collections on real estate loans   . . . . . . . . . . . . . . . . . . . . . .          61          14,102
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,011          (5,336)
                                                                                              -------        --------

Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . .      15,727          39,864
                                                                                              -------        --------

Cash flows from financing activities -
 Net decrease in savings accounts   . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (32,346)
 Short-term borrowings from parent  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          10,200
 Repayment of short-term borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,385)        (10,200)
 Repayment of borrowings from Federal Home Loan Bank  . . . . . . . . . . . . . . . . . .          --         (16,900)
 Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,234)         (5,020)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (252)           (241)
                                                                                              -------        --------

Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,871)        (54,507)
                                                                                              -------        --------

Increase in cash, including temporary
 cash investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,960           3,309
Cash, including temporary cash investments -
 beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,230         123,705
                                                                                              -------        --------

Cash, including temporary cash investments - end of period  . . . . . . . . . . . . . . .     $13,190        $127,014
                                                                                              =======        ========


Supplementary information:

 Interest paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,815        $  8,928
                                                                                              =======        ========

 Income taxes paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,380        $  3,125
                                                                                              =======        ========

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


NOTE 3

Following is a summary of investments in securities with fixed maturities, in thousands of dollars:

                                       September 30, 1994                         December 31, 1993
                             ------------------------------------       ------------------------------------
                                           Estimated                                 Estimated
                             Amortized       Market      Carrying       Amortized      Market       Carrying
                                Cost         Value         Value          Cost         Value          Value
                             ---------     --------      --------       ---------    ---------      --------
  Mortgage-backed
    securities  . . . . .    $ 34,674      $ 34,170      $ 34,170      $ 45,848      $ 46,359       $ 45,848
  Preferred stocks  . . .     135,000       132,150       132,150       135,000       158,150        135,000
  State and
    municipal bonds            14,244        15,068        15,068        21,278        22,305         21,278
  Other . . . . . . . . .       5,323         5,311         5,311            --            --             --
                             --------      --------      --------      --------      --------       --------
                             $189,241      $186,699      $186,699      $202,126      $226,814       $202,126
                             ========      ========      ========      ========      ========       ========

     At September 30, 1994, the estimated market values of securities with fixed maturities contained $7.1 million of unrealized gains and $9.6 million of unrealized losses. At December 31, 1993, there were unrealized gains of $27.7 million and unrealized losses of $3.0 million.

     Investments in securities with fixed maturities, effective with the first quarter of 1994, have been classified as available for sale, and accordingly are carried at fair value, with the net unrealized gain or loss reported as a component of shareholders' equity. At December 31, 1993, such investments were classified as held to maturity and thus carried at amortized cost. The change in classification of these investments, which has not been material in relation to Wesco's reported financial condition, conforms Wesco's financial reporting for such investments to its reporting for marketable equity securities.

NOTE 4

     Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the accompanying condensed consolidated balance sheet, in thousands of dollars:

                                                   Three Months Ended                 Nine Months Ended
                                                ------------------------         --------------------------
                                                Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                  1994             1993             1994              1993
                                                --------         --------         --------          --------
  Balance at beginning of period...             $372,808         $110,347         $309,057          $107,709
   Net increase (decrease)
     in unrealized appreciation......            (40,468)           2,908           57,624             6,905
   (Increase) decrease in deemed
     applicable income taxes........              13,960           (1,058)         (20,381)           (2,417)
                                                --------         --------         --------          --------

  Balance at end of period..........            $346,300         $112,197         $346,300          $112,197
                                                ========         ========         ========          ========


     Of the $234 million apparent increase in after-tax unrealized appreciation between September 30, 1993 and September 30, 1994, approximately $189 million resulted from Wesco's adoption of a new accounting pronouncement, SFAS No. 115, as of 1993 yearend. Under SFAS No. 115, marketable equity securities of all Wesco entities -- not just its insurance subsidiary, as previously -- are now all carried at market value rather than stated at the lower of aggregate cost or market. (See Notes 1 and 2 to Wesco's consolidated financial statements appearing in its 1993 Form 10-K Annual Report for additional information.)


NOTE 5

     Investments in securities with fixed maturities include 12,000 shares of USAir Group, Inc. Series A Cumulative Convertible Preferred Stock ("USAir Preferred Shares"). This investment, made in 1989 for $12 million, was part of a $358 million investment in 358,000 shares in which other subsidiaries of Berkshire Hathaway Inc., Wesco's ultimate parent ("Berkshire"), participated. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir Group, Inc. ("USAir") at $1,000 per share ($358 million in the aggregate, of which Wesco's share would be $12 million), plus accrued dividends.

     For the past five years USAir has incurred very significant losses. On September 29, 1994, USAir announced that it was deferring the quarterly dividend payment due September 30, 1994 on the USAir Preferred Shares. USAir has publicly stated that its ability to survive in the low fare competitive environment is contingent upon USAir's ability permanently to reduce its operating costs through reductions in personnel costs and other cost saving
initiatives.   USAir
management is currently engaged in discussions with the leadership of its unionized employees to achieve its goal of reducing personnel costs. While USAir's management has stated it is committed to reaching an agreement with the labor groups, both the timing and the outcome of the negotiations are uncertain.

      Warren E. Buffett, Chairman of Berkshire, and Charles T. Munger, Vice Chairman of Berkshire and Chairman of Wesco, currently serve as members of USAir's board of directors. They have stated that they support USAir management's cost reduction programs, which include employee concessions as well as other initiatives. On June 15, 1994, they also stated that their continued service as directors of USAir is dependent on USAir successfully reaching a timely agreement with organized labor groups that, in their opinion, provides USAir with sufficient labor cost savings which, when combined with other cost reduction programs being implemented, would afford USAir a reasonable opportunity to achieve profitability in a low fare competitive environment. At this time Mr. Buffett and Mr. Munger continue to serve as directors. However, they expect to determine whether to continue as directors prior to Wesco's public release of its calendar 1994 earnings. Therefore, if the cost reduction initiatives are not successfully negotiated by that time, Wesco will make an appropriate charge to earnings reflecting the decline in the value of Wesco's investment in the fourth quarter as required by SFAS 115. If such a charge is made there will, however, be little or no impact on shareholders' equity as Wesco's investment in USAir Preferred Shares is currently carried at fair value, with the net after-tax unrealized loss included in a separate component of shareholders' equity (see Note 3).

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


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                        Three Months Ended              Nine Months Ended
                                                    -----------------------         ------------------------
                                                    Sept. 30,      Sept. 30,        Sept. 30,       Sept. 30,
                                                      1994            1993             1994            1993
                                                    --------       --------         --------        --------
Identified segments:
   Insurance  . . . . . . . . . . . . . . . . . .    $6,013          $1,337          $15,857         $ 8,701
   Industrial . . . . . . . . . . . . . . . . . .       685             398            2,151           1,308
   Financial  . . . . . . . . . . . . . . . . . .        --             461               --           2,058
Other than identified business segments . . . . .        54             871              689           1,022
                                                     ------          ------          -------         -------
Income before cumulative effect of
   change in accounting for income taxes  . . . .     6,752           3,067           18,697          13,089
Cumulative effect of change in
   accounting for income taxes (adoption
   of SFAS No. 109) . . . . . . . . . . . . . . .        --             --                --           1,023
                                                      -----          -----            ------         -------

Net income - consolidated . . . . . . . . . . . .    $6,752          $3,067          $18,697         $14,112
                                                     ======          ======          =======         =======

Insurance Segment

      Following is a summary of the results of underwriting and investing activities of wholly owned Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                                              Three Months Ended          Nine Months Ended
                                                            -----------------------     -----------------------
                                                            Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                               1994          1993          1994          1993
                                                            --------      --------      --------      ---------
Premiums written (returned), net  . . . . . . . . . . . . .  $   (3)       $ (259)       $ 8,825       $ 6,376
                                                             ======        ======        =======       =======

Premiums earned . . . . . . . . . . . . . . . . . . . . . .  $   --        $3,174        $ 1,078       $10,747
                                                             ======        ======        =======       =======

Underwriting gain (loss)  . . . . . . . . . . . . . . .      $1,632        $ (245)       $ 1,308       $  (752)
Dividend and interest income  . . . . . . . . . . . . .       6,029         3,733         17,894        11,412
                                                             ------        ------        -------       -------
Income before income taxes  . . . . . . . . . . . . . .       7,661         3,488         19,202        10,660
Provision for income taxes  . . . . . . . . . . . . . .      (1,649)       (2,176)        (3,509)       (3,115)
                                                             ------        ------        -------       -------
Income before securities gains  . . . . . . . . . . . .       6,012         1,312         15,693         7,545
Securities gains, net of taxes  . . . . . . . . . . . .           1            25            164         1,156
                                                             ------        ------        -------       -------

Insurance segment net income  . . . . . . . . . . . . .      $6,013        $1,337        $15,857       $ 8,701
                                                             ======        ======        =======       =======


      The increase in premiums written in the nine months ended September 30, 1994 over the corresponding figure for the first nine months last year was attributable principally to Wes-FIC's entry into the super-catastrophe ("super-cat") reinsurance business in the first quarter of 1994. In February 1994 an insurance company subsidiary of Berkshire retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance business (see Wesco's 1993 Form 10-K Annual Report for further details). Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association ("Mutual Savings"), another wholly owned subsidiary of Wesco, in January 1994 (see financial segment below).

      The net returned premiums for the third quarters of 1994 and 1993 were attributable to refunds of insurance premiums in connection with a personal lines reinsurance arrangement that terminated in mid-1993, offset by only a small amount of direct insurance business written by Wes- FIC in each year's third quarter.

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

      An underwriting loss has typically been reported by Wesco's insurance segment in each quarterly and annual reporting period. The underwriting gain reported for the third quarter and first nine months of 1994 resulted mainly from a reduction of liabilities for losses and loss expenses with respect to business written in earlier accounting periods. Liabilities for losses and loss expenses are estimates and are subject to estimation error; revisions of such estimates are reflected in underwriting results of the current accounting period. The adjustment, while possibly material to Wesco in terms of its effect on net income for the quarter and nine-month periods ended September 30, 1994, is not significant in relation to the cumulative insurance business previously written by Wes-FIC or in terms of its effect on Wesco's net worth.

      Wes-FIC's revenues and net income for the third quarter and first nine months of 1994 benefited from its absorption of Mutual Savings, inasmuch as dividend and interest income previously reported as revenue of Wesco's financial segment is now included in Wes-FIC's revenues.


Industrial Segment

      Following is a summary of the results of operations of the industrial segment, whose operations have included those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel") and, until its business assets were sold on July 1, 1993, approximately 80%-owned New America Electrical Corporation ("New America Electric"), in thousands of dollars:

                                                             Three Months Ended           Nine Months Ended
                                                           -----------------------     -----------------------
                                                           Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                             1994          1993          1994           1993
                                                           --------      ---------     --------       --------
Revenues, principally sales
   and services . . . . . . . . . . . . . . . . . . .       $15,717       $14,937       $48,154        $48,979
                                                            =======       =======       =======        =======

Income before income taxes  . . . . . . . . . . . . .       $ 1,146       $   707       $ 3,574        $ 2,327
Provision for income taxes  . . . . . . . . . . . . .          (461)         (309)       (1,423)        (1,025)
Minority interest in operating
   loss of New America Electric . . . . . . . . . . .            --            --            --              6
                                                            -------       -------       -------        -------

Industrial segment net income . . . . . . . . . . . .       $   685       $   398       $ 2,151        $ 1,308
                                                            =======       =======       =======        =======


      Revenues of the industrial segment for the nine months ended September 30, 1993 included $3,489,000 attributable to New America Electric through June
30. Disregarding the New America Electric revenues, revenues increased $2,664,000 for the nine-month periods and $780,000 for the three-month periods shown in the summary, all attributable to Precision Steel.

      Income before income taxes and net income for the first nine months of 1993 were negatively impacted as a result of the inclusion of the operating results of New America Electric. Had it not been for Wesco's equity of $213,000 in New America Electric's operating loss in that period, the industrial segment would have reported net income of $1,521,000 for last year's first nine months.

   The improvement in the results of operations of Precision Steel appears to be attributable to improvement in the industrial segment of the economy.


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

      In conjunction with its discontinuance as a regulated savings and loan association, Mutual Savings disposed of its savings deposits and most of its real estate loans (see Wesco's 1993 Form 10-K Annual Report for further details). Although the disposition has affected several items of revenue and expense, as noted above, it has also benefited Wesco's consolidated earnings through a reduction in operating expenses.


Other Than Identified Business Segments

      Following is a summary of net (after-tax) earnings items not identified with business segments, in thousands of dollars:

                                                      Three Months Ended              Nine Months Ended
                                                   -------------------------      --------------------------
                                                   Sept. 30,       Sept. 30,      Sept. 30,        Sept. 30,
                                                      1994            1993           1994             1993
                                                   --------        ---------      --------         ---------
Dividend and interest income  . . . . . . . . .     $1,252          $1,190         $3,774           $3,542
Interest expense  . . . . . . . . . . . . . . .       (794)           (505)        (2,143)          (1,480)
Realized gains (losses) on sales of
   foreclosed properties  . . . . . . . . . . .       (188)             --             42               --
Provision for losses on loans and
   foreclosed properties  . . . . . . . . . . .         --              --           (590)              --
Loss on sale of New America Electrical
   Corporation  . . . . . . . . . . . . . . . .         --              --             --           (1,617)
Other items, net  . . . . . . . . . . . . . . .       (216)            186           (394)             577
                                                    ------          ------         ------           ------

                                                    $   54          $  871         $  689           $1,022
                                                    ======          =======        ======           =======

      Interest expense was much higher in the third quarter and first nine months of 1994 than in the comparable periods of 1993 as a result of intercompany borrowings made late in 1993 principally to facilitate the transfer of loans and foreclosed properties to Wesco's newly formed real estate subsidiary, MS Property Company ("MSPC").

      Other items, net, include rental income, net of expenses, associated with MSPC's office building, which is used by Wesco but primarily leased to outside tenants; expenses relating to real estate held for sale; and general and administrative expenses of Wesco and MSPC. The main reason for the decrease in other items, net -- for the three- and nine-month periods ended September 30, 1994, from the comparable 1993 figures -- is the inclusion in 1994 of various expenses previously charged against the financial segment (e.g., expenses associated with foreclosed properties and delinquent loans).


                             *    *    *    *    *


      Realized securities gains and losses -- recorded through earnings when securities are sold or values are other than temporarily impaired (see Note 5 to the accompanying condensed consolidated financial statements) -- tend to fluctuate significantly from period to period. The amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, given the traditional existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Realized securities gains, after taxes, amounted to $164,000 for the nine months ended September 30, 1994, including $1,000 and $163,000 realized in the third and first quarters, versus $1,156,000 for the first nine months of 1993, including $25,000 and $1,131,000 realized in the third and first quarters. No securities gains were realized in the second quarter of either year.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes, and, beginning in 1993, the effects of changes in income tax rates as described in Note 6 to the consolidated financial statements appearing in Wesco's 1993 Form 10-K Annual Report. The respective income tax provisions, expressed as percentages of income before income taxes and cumulative effect of change in accounting for income taxes amounted to 19.3% and 50.6% for the third quarters of 1994 and 1993, and 16.7% and 24.1% for the first nine months of the respective years.

      Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of gains and losses from disposition or writedown of securities, foreclosed properties and other assets and liabilities, the possible occurrence of other unusual items, the effects of changes in rates of income taxes, and the effects of changes in the nature of Wesco's operations.