Form 10-K
WESCO FINANCIAL CORP
filed 1995-03-31
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 1994 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ------------------ to ------------------

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

                    None
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 20, 1995 was: $157,755,000

     The number of shares outstanding of the registrant's Capital Stock as of March 20, 1995 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               Title of Document

                        Proxy Statement for 1995 Annual
                            Meeting of Shareholders
                               Parts of Form 10-K

                           Part III, Items 10, 11, 12
                                     and 13

PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. The principal businesses of Wesco, conducted by wholly owned subsidiaries, are (1) the property and casualty insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985, and (2) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979. Through approximately 1993 yearend, Wesco also engaged in the savings and loan business, through Mutual Savings and Loan Association ("Mutual Savings"), which was incorporated in California in 1925, gave up its status as a regulated thrift institution after disposing of its savings accounts and most of its real estate loans in October 1993, and, in a statutory merger effective January 1, 1994, merged into Wes-FIC.

     Wesco's operations also include, through MS Property Company ("MS Property"), the ownership and management of commercial real estate transferred to MS Property by Wesco, and the development and liquidation of foreclosed real estate and delinquent real estate loans transferred to MS Property by Mutual Savings, all in December 1993, when MS Property began its operations. Wesco's operations, through mid-1993, also included the manufacture of electrical equipment through New America Electrical Corporation ("New America Electric"), which was organized in 1982 and was approximately 80%-owned by Wesco from December 1988 through mid-1993.

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

     Wesco's activities, through 1993 yearend, fell into three business segments -- financial, insurance, and industrial. The financial segment included the savings and loan business operated by Mutual Savings as well as other activities more closely associated with the savings and loan business than any of Wesco's other principal businesses, namely, investment activity other than Wes-FIC's and parent company operations. The insurance segment consisted of Wes-FIC's insurance business. The industrial segment comprised Precision Steel's steel service center operations and, until mid-1993, the manufacture of electrical products by New America Electric.

     Effective with the beginning of 1994, following Mutual Savings' discontinuance as a regulated savings and loan association late in 1993 and its subsequent statutory merger into Wes-FIC, the financial segment classification no longer served a useful purpose and was discontinued. The insurance segment was expanded to reflect Wes-FIC's absorption of the portion of Mutual Savings' business that in recent years had employed the majority of its assets in terms of market value: the indirect real estate lending business engaged in through ownership of 7.2 million shares of common stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and mortgage-backed securities. Other, relatively insignificant operations previously included in the financial segment are no longer identified with any specific business segment; these include (1) investment activity other than Wes-FIC's, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     The amounts of revenues, operating profit and identifiable assets attributable to each of Wesco's business segments are included in Note 8 to the accompanying consolidated financial statements.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. On January 1, 1994, Wes-FIC's shareholders' equity (net worth) increased from $329 million to $569 million as a result of the absorption of Mutual Savings' remaining net assets through merger.

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

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC is competitively well positioned, inasmuch as its premiums written in 1994 amounted to approximately 1% of its statutory surplus compared to an industry average of about 130% based on figures reported for 1993.

     Standard & Poor's Corporation, in 1994, recognized Wes-FIC's strong competitive position as a part of the Berkshire Hathaway insurance group, and its unusual capital strength, and assigned its highest rating, AAA, to Wes-FIC's claims-paying ability. This rating recognized the commitment of Wes-FIC's management to a disciplined approach to underwriting and reserving, as well as Wes-FIC's extremely strong capital base.

     Wes-FIC's traditional strength, made even greater by the absorption of Mutual Savings, enabled it to enter into the business of "super-catastrophe" reinsurance, through six subcontracts retroceded by NICO at favorable terms in 1994. Super-catastrophe reinsurance is the insurance that insurance companies buy from other insurance companies to protect themselves against major catastrophic losses. An insurer in this business must have large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a large super catastrophe occurs.

     Berkshire has indicated that its insurance subsidiaries may from time to time be offered super-catastrophe reinsurance business that is somewhat larger than it wishes to retain and may make a portion of the business available to Wes-FIC, as NICO did in 1994. Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of future retrocessions of reinsurance offered by wholly owned subsidiaries of Berkshire provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession will be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of Berkshire subsidiaries; (2) the Berkshire subsidiary will receive a ceding commission of 3% of premiums, probably less than the Berkshire subsidiary could get in the marketplace; (3) Wes-FIC will assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) wholly owned Berkshire subsidiaries will retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and
(5) the aggregate premiums from this type of business in any twelve-month period will not exceed 10% of Wes-FIC's net worth.

     Wes-FIC is licensed to write direct business, as distinguished from reinsurance, in Nebraska, Utah and Iowa. It wrote a very small volume of such insurance during 1994 and earned $15,000 in direct premiums.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that additional reinsurance retrocessions or other insurance arrangements, including those similar to the Fireman's Fund contract, will become available to Wes-FIC.

     Insurance companies are subject to regulation by the departments of insurance of the various states in which they operate. Regulations relate to, among other things, capital requirements, shareholder and policyholder dividend restrictions, reporting requirements, annual audits by independent accountants, periodic regulatory examinations, and limitations on the size and types of investments that can be made.

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, operates a well-established steel service center business at two locations: one in Franklin Park, Illinois, near Chicago; the other, operated by a wholly owned subsidiary, in Charlotte, North Carolina. The service centers buy low carbon sheet and strip steel, coated metals, spring steels, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

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

     The steel service businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to approximately $6.1 million as of December 31, 1994 from $5.2 million as of December 31, 1993.

     Approximately 250 full-time employees are engaged in the steel service businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

FINANCIAL SEGMENT

     Starting with the late 1970s, the savings and loan business was a difficult business in which to engage, as was explained in detail in previous annual reports. Mutual Savings and Wesco dealt with increasing savings and loan regulations and regulatory pressures, with the result that management decided late in 1992 that Mutual Savings would give up its status as a regulated savings and loan association. The decision was prompted, in part, by regulatory insistence that Mutual Savings make additional changes in its business above and beyond those previously made. Management believed such additional changes, if implemented, would further increase operating expenses, and possibly narrow the spread between interest income and interest expense, thereby resulting in an unacceptable return to its owners. Accordingly, following receipt of regulatory approvals, Mutual Savings on October 8, 1993 transferred its savings accounts and certain other liabilities (totaling about $220 million), offset by substantially all of its real estate loans and certain other non-cash assets (about $86 million, combined) and cash (about $134 million), to CenFed Bank, A Federal Savings Bank ("CenFed"). Wesco loaned $4 million to CenFed's parent corporation for a three-year period. In addition, Mutual Savings and Wesco jointly agreed to indemnify CenFed to the extent of at least 90% with respect to any losses that might be sustained on the loans transferred. After provision for such indemnification, the CenFed transaction resulted in an after-tax gain of $906,000, or $.13 per Wesco share, in 1993.

     Following completion of the foregoing transaction, and the withdrawal by Mutual Savings and by Wesco from savings and loan regulation, (1) Mutual Savings transferred all of its foreclosed real estate, and the few real estate loans that were not sold to CenFed, to MS Property, which is continuing the slow liquidation of those assets begun by Mutual Savings, and (2) Wesco transferred its commercial real estate property in Pasadena, California, to MS Property, which is now managing it.

     Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Freddie Mac (market approximately $359 million versus cost of about $72 million at 1993 yearend) and approximately $46 million of securitized mortgages. Immediately after 1993 yearend, Mutual Savings merged into Wes-FIC, which continues to engage in indirect lending activities. This business is regulated by the Nebraska Department of Insurance, replacing federal and California thrift regulators, and is now included in the insurance segment.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, invests in marketable securities of unaffiliated companies. (See Note 2 to the accompanying consolidated financial statements for summaries of investments.)

     Following Mutual Savings' merger into Wes-FIC, the financial segment disappeared. Starting with 1994, extraneous, relatively insignificant operations that were previously included in the financial segment because they were indirectly related to operation of the savings and loan association are no longer identified with any segment as they do not in any way relate to the two remaining segments. These extraneous operations include (1) investment activity other than Wes-FIC's, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     Ten full-time employees are engaged in the activities of Wesco and MS Property.

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

     MS Property holds real estate acquired by Mutual Savings or itself through foreclosure. The most valuable parcel, acquired in 1966, consists of 22 acres of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of 20 townhomes and 12 residential lots has been under construction, with several sales recorded to date. Other properties include several buildings in a small shopping center in Upland, California, which are leased to various small businesses, and several single-family residences in Southern California, presently listed for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Wesco's shareholders subsequent to the annual meeting held in May 1994.

PART II

ITEM 5.

     Wesco's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

     The following table sets forth the ranges of stock prices reported in The Wall Street Journal for Wesco's shares trading on the American Stock Exchange, by quarter, for 1994 and 1993, as well as cash dividends paid by Wesco on each outstanding share:

                              1994
                   ---------------------------
                    SALES PRICE
                   -------------     DIVIDENDS
  QUARTER ENDED    HIGH     LOW        PAID
-----------------  ----     ----     ---------
March 31.........  $136     $124 1/2  $ 0.245
June 30..........   131      115        0.245
September 30.....   124      114        0.245
December 31......   119 1/2  112 1/2    0.245
                                      -------
                                      $ 0.980
                                      =======
                              1993
                   ---------------------------
                    SALES PRICE
                   -------------     DIVIDENDS
  QUARTER ENDED    HIGH     LOW        PAID
-----------------  ----     ----     ---------
March 31.........  $ 89     $ 80      $ 0.235
June 30..........   131      108        0.235
September 30.....   149 3/4  124 3/4    0.235
December 31......   145      127 1/4    0.235
                                      -------
                                      $ 0.940
                                      =======

     There were approximately 825 shareholders of record of Wesco's capital stock as of the close of business on March 8, 1995.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1994 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1994       1993       1992       1991       1990
                                           -------   --------   --------   --------   --------
Revenues:
  Insurance premiums earned..............  $ 1,133   $ 12,158   $ 19,587   $  5,307   $  2,003
  Sales and service revenues.............   62,143     63,627     65,438     65,341     65,174
  Interest and dividends on investments
     other than mortgage-backed
     securities..........................   26,207     28,152     28,186     34,477     40,008
  Interest on loans and mortgage-backed
     securities..........................    2,810      7,952     16,688     15,196     13,183
  Gains, net, on sales of securities and
     foreclosed property.................      323      1,783        105     10,714        593
  Gain on disposition of Mutual Savings'
     loans and deposits..................       --      1,577         --         --         --
  Other..................................    2,842      2,109      1,811      1,811      1,680
                                           -------   --------   --------   --------   --------
                                            95,458    117,358    131,815    132,846    122,641
                                           -------   --------   --------   --------   --------
Costs and expenses:
  Insurance losses and expenses..........     (571)    12,894     20,779      6,685      3,759
  Cost of products and services sold.....   49,459     51,570     52,491     53,462     52,286
  Interest on savings accounts...........       --      5,792     11,986     18,311     21,975
  Selling, general and administrative....   13,713     16,051     15,813     14,986     14,073
  Interest on notes payable..............    3,092      4,610      4,872      4,773      4,758
  Other-than-temporary decline in value
     of investment in USAir Group, Inc.
     preferred stock.....................    9,000         --         --         --         --
  Loss on sale of New America Electric...       --      2,700         --         --         --
                                           -------   --------   --------   --------   --------
                                            74,693     93,617    105,941     98,217     96,851
                                           -------   --------   --------   --------   --------
Income before income taxes and cumulative
  effect of change in accounting for
  income taxes...........................   20,765     23,741     25,874     34,629     25,790
Provision for income taxes...............   (1,793)    (5,046)   (20,873)    (5,107)      (361)
                                           -------   --------   --------   --------   --------
                                            18,972     18,695      5,001     29,522     25,429
Cumulative effect of change in accounting
  for income taxes.......................       --      1,023         --         --         --
                                           -------   --------   --------   --------   --------
  Net income.............................  $18,972   $ 19,718   $  5,001   $ 29,522   $ 25,429
                                           ========  =========  =========  =========  =========
Amounts per share:
  Income before cumulative effect of
     change in accounting for income
     taxes...............................  $  2.66   $   2.63   $    .70   $   4.15   $   3.57
  Net income.............................     2.66       2.77        .70       4.15       3.57
                                           ========  =========  =========  =========  =========
  Cash dividends.........................  $   .98   $    .94   $    .90   $    .86   $    .82
                                           ========  =========  =========  =========  =========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1994       1993       1992       1991       1990
                                          --------   --------   --------   --------   --------
Assets:
  Cash and temporary cash investments...  $ 15,800   $  5,230   $123,705   $ 41,849   $ 84,020
  Investments*--
     Securities with fixed maturities:
       Mortgage-backed securities.......    31,387     45,848     68,933    129,510     23,727
       Other............................   151,702    156,278    167,580    210,479    269,943
     Marketable equity securities.......   696,261    639,958    331,770    320,819    205,091
  Real estate loans receivable..........     5,884      1,848    101,891    100,876    107,382
  Total assets..........................   961,761    915,155    864,959    871,129    744,081
                                          ========   ========   ========   ========   ========
Liabilities:
  Savings accounts......................  $     --   $     --   $250,612   $286,904   $286,093
  Insurance losses and expenses.........    39,785     53,818     61,526     60,252     71,405
  Income taxes payable,
     principally deferred*..............   191,858    180,722     72,928     52,789     14,022
  Notes payable.........................    37,557     37,896     55,119     55,429     55,726
  Total liabilities.....................   283,614    289,068    453,245    464,766    435,103
                                          ========   ========   ========   ========   ========
Shareholders' equity*:
  Unrealized appreciation of
     investments, net of taxes..........  $349,122   $309,057   $107,709   $100,952   $ 26,966
  Retained earnings.....................   298,586    286,591    273,566    274,972    251,573
  Total shareholders' equity............   678,147    626,087    411,714    406,363    308,978
                                          ========   ========   ========   ========   ========
     Per share..........................    $95.25     $87.94     $57.83     $57.07     $43.40
                                          ========   ========   ========   ========   ========

---------------

* Wesco adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective at 1993 yearend, with the result that all marketable equity securities owned by Wesco and its subsidiaries at 1994 and 1993 yearends are stated above at fair value, with the aggregate net unrealized gain added to shareholders' equity net of deemed applicable income taxes. Due to a change in classification in 1994, the reporting of securities with fixed maturities was changed to conform it to that of marketable equity securities; the 1994 yearend balances also reflect that change. (See Note 2 to the accompanying consolidated financial statements for further details.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The financial condition of Wesco Financial Corporation ("Wesco") continues to be very sound. Its net worth is greater than ever due mainly to continued successful operations as well as continued appreciation of marketable securities. Its liquidity in terms of cash equivalents is adequate for all operating and other current needs. Other resources are available such as liquidation of marketable securities and borrowings from banks and others.

     Wesco adopted the provisions of SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities", effective at 1993 yearend. As a result, all marketable equity securities began to be carried in the consolidated financial statements at market value. Previously only those owned by Wesco's Wesco-Financial Insurance Company ("Wes-FIC") subsidiary could be written up to market. Those owned by Wesco and its other subsidiaries were required to be carried at the lower of aggregate cost or market; because for many years aggregate cost had been below aggregate market, they had invariably been carried at cost. Securities with fixed maturities, on the other hand, continued to be carried at amortized cost at 1993 yearend as mandated by SFAS No. 115, because such investments were deemed to be held-to-maturity. However, in 1994, Wesco's management reclassified its fixed-maturity investments to available-for-sale; under SFAS No. 115 fixed-maturity investments so classified had to be carried at fair value, and thus their reporting was conformed to that of marketable equity securities, without material effect in relation to Wesco's reported net worth. See Note 2 to the accompanying consolidated financial statements for additional information as to the investments owned by Wesco and its subsidiaries.

     Following is a calculation of the pro forma shareholders' equity (net worth) figures that would have been reported beginning with 1990 yearend if SFAS No.115 had been available for adoption by Wesco in 1990 instead of 1993 and if Wesco had viewed its fixed-maturity securities as available for sale commencing with 1990. (Amounts are in millions.)

                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                     1994     1993     1992     1991     1990
                                                     ----     ----     ----     ----     ----
Shareholders' equity before any unrealized gains...  $329     $317     $304     $305     $282
Net unrealized gains included in shareholders'
  equity...........................................   349      309      108      101       27
                                                     ----     ----     ----     ----     ----
Shareholders' equity as actually reported..........   678      626      412      406      309
Net unrealized gains not included above............    --       15      169      155       41
                                                     ----     ----     ----     ----     ----
Pro forma shareholders' equity.....................  $678     $641     $581     $561     $350
                                                     ====     ====     ====     ====     ====

It should be borne in mind that neither the inclusion nor the exclusion of appreciation in the carrying value of investments has any effect on Wesco's true financial condition, nor its intrinsic value to shareholders.

     Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In May 1994, in recognition of the sound financial condition of Wesco and of its Wes-FIC insurance subsidiary, Standard & Poor's Corporation raised its credit rating on Wesco's $30 million of Notes due November 1999 from AA+ to AAA, its highest rating, and also assigned Wes-FIC a rating of AAA as to its claims-paying ability.

     Wesco's Mutual Savings and Loan Association ("Mutual Savings") subsidiary, prior to sale of most of its real estate loans in October 1993, did not suffer the crippling loan losses reported by much of the savings and loan industry in recent years. Mutual Savings did, however, experience some loan losses and some increasing deterioration of collateral value due mainly to recessionary economic conditions and decreasing real estate values in Southern California. Recessionary conditions are continuing to affect the marketing of foreclosed real estate now owned by Wesco's MS Property Company ("MS Property") subsidiary.

     Mutual Savings, in connection with its sale of $81 million of real estate loans late in 1993, indemnified CenFed against any losses that might ultimately be sustained to the extent of at least 90% of each loss. Management of Wesco does not believe that the indemnification will have a significant effect on Wesco's financial condition, principally because (1) the loans are first-mortgage real estate loans mainly on owner-occupied, single-family residences, and (2) Mutual Savings' seriously delinquent loans were not sold to CenFed but rather transferred to MS Property. Management of CenFed has reported that, with the exception of only one loan subsequently repurchased from it by MS Property, all such loans are essentially current and trouble-free.

     MS Property is in process of selling off several foreclosed real estate properties. The most significant of these is a 22-acre parcel of largely oceanfront land in Montecito, near Santa Barbara, California, which Mutual Savings and more recently MS Property have been developing on an upscale basis and marketing over a period of several years. After deducting writedowns to estimated net realizable value of $2 million in 1993 and $3 million in 1994, the property's carrying value at 1994 yearend was approximately $19 million. The market for homes and residential lots of the type comprising MS Property's Montecito development appears to be improving after several years of weakness. Other foreclosed properties and real estate loans were carried on the books at 1994 yearend at approximately $10 million, net of reserves.

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

RESULTS OF OPERATIONS

     Wesco, which had started essentially as a savings and loan holding company, began to diversify its operations in the 1970s mainly in response to perceived uncertainties and turmoil in the savings and loan industry. Mutual Savings' activities declined both in size and in relative importance to Wesco's consolidated operations until, finally, its savings deposits and most loans were disposed of in late 1993, and it merged into Wesco's insurance subsidiary effective January 1, 1994. As the portfolio of investment securities has grown, mostly inside the savings and loan and insurance subsidiaries, dividend and interest income and realized and unrealized gains on securities have increased in importance to Wesco. Steel service operations were added in 1979, property and casualty insurance operations were added in 1985, and electrical equipment manufacturing operations (sold in mid-1993) were added at 1988 yearend. (See
Item 1, Business, for further discussion of Wesco's operations.)

     The following summary sets forth the contribution to consolidated net income of each of Wesco's business segments -- insurance, industrial and, through yearend 1993, financial -- and of Wesco's nonsegment activities. In each case unusual items are shown separately from "normal" net operating income. (Amounts are in thousands, all after income tax effect.)

                                                            1994         1993          1992
                                                           -------      -------      --------
Insurance segment:
  "Normal" net operating income..........................  $21,582      $12,434      $ 13,146
  Unusual items:
     Securities gains....................................      163        1,156            --
     Decline in value of USAir preferred stock...........   (5,850)(1)       --            --
     Unusual income tax charges, net.....................       --       (1,011)(2)        --
                                                           -------      -------      --------
  Net income -- insurance segment........................   15,895       12,579        13,146
                                                           -------      -------      --------
Industrial segment:
  "Normal" net operating income..........................    2,900        1,976         1,832
  Unusual income tax credit..............................       --          199(2)         --
                                                           -------      -------      --------
  Net income -- industrial segment.......................    2,900        2,175         1,832
                                                           -------      -------      --------
Financial segment:
  "Normal" net operating income..........................       --        2,458         3,747
  Unusual items:
     Gain on disposition by Mutual Savings of deposits
     and some loans......................................       --          906            --
     Unusual income tax charges, net.....................       --         (297)(2)   (17,500)(3)
                                                           -------      -------      --------
  Net income (loss) -- financial segment.................       --        3,067       (13,753)
                                                           -------      -------      --------
Other than identified business segments:(4)
  "Normal" net operating income..........................      177        3,514         3,776
  Loss on sale of New America Electrical Corporation.....       --       (1,617)           --
                                                           -------      -------      --------
  Net income -- nonsegment activities....................      177        1,897         3,776
                                                           -------      -------      --------
          Net income -- consolidated.....................  $18,972      $19,718      $  5,001
                                                           =======      =======      ========

---------------

(1) Represents writedown of investment in preferred stock of USAir Group, Inc., explained in Note 2 to the accompanying consolidated financial statements.

(2) Consists of cumulative effect of change in accounting for income taxes upon adoption of SFAS No. 109 and effect of subsequent change in income tax rate on deferred tax liabilities and assets. (See Note 5 to accompanying consolidated financial statements for further information.)

(3) Consists of income tax provision required to be recorded due to the triggering of recapture of special bad debt tax deductions when it was decided to give up Mutual Savings' status as a regulated savings and loan association. (See Note 5 to accompanying consolidated financial statements for further information.)

(4) Amounts for 1993 and 1992 have been reclassified to facilitate comparison; in past years these items were included in the financial segment in Item 7 presentations, because they were more closely associated with activities of the then-used financial segment than the other two segments.

     In the following sections the "normal" net operating income data set forth in the foregoing summary on an after-tax basis is broken down and discussed. Attention is directed to Note 8 to the accompanying consolidated financial statements for information as to operating profit before taxes.

Insurance Segment

     Wesco entered into the property and casualty insurance business in 1985 through Wes-FIC, a newly formed subsidiary. Substantially all of its insurance business to date has been derived through relatively short-lived quota share and excess of loss reinsurance arrangements with National Indemnity Company ("NICO") and Cypress Insurance Company ("Cypress"), wholly owned subsidiaries of Berkshire, Wesco's ultimate parent. Under the arrangements, Wes-FIC has been ceded portions of the property and casualty reinsurance business of NICO and has reinsured workers' compensation business written by Cypress.

     Quota share reinsurance provides indemnification to ceding companies of specified portions of the ceding companies' own losses. Excess of loss reinsurance provides indemnification to ceding companies for all or part of covered losses in excess of specified retentions (or deductibles).

     Wes-FIC's arrangements with NICO to date have comprised principally (1) reinsurance of NICO's quota share reinsurance contract under which Wes-FIC reinsured 2% of the property and casualty insurance business of the Fireman's Fund Insurance Companies during a four-year coverage period that expired on August 31, 1989, (2) reinsurance of another quota share contract under which Wes-FIC reinsured 50% of certain personal lines reinsurance business that NICO had assumed in an arrangement that accounted for substantially all of Wes-FIC's earned premiums in 1992 and 1993, and which terminated in mid-1993 when the original source of the reinsurance stopped making cessions to NICO, and (3) reinsurance of 5% to 20% of several catastrophic excess of loss ("super-cat") reinsurance contracts beginning in 1994. Wes-FIC has also written small amounts of direct insurance business.

     Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in its net worth, from $329 million as of 1993 yearend to $569 million as of January 1, 1994, when it absorbed Mutual Savings and Loan Association ("Mutual Savings") through merger. (See Item 1, Business, for further information on Wes-FIC, NICO, Cypress, Berkshire, Fireman's Fund and Mutual Savings.)

     The "normal" net operating income of Wes-FIC (i.e., income before securities gains and losses, and unusual income tax charges) represents the combination of its underwriting results with the interest and dividend income from its investment and other activities. Following is a summary of such data (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1994        1993        1992
                                                              -------     -------     -------
Premiums written............................................  $ 8,825     $ 6,249     $24,866
                                                              =======     =======     =======
Premiums earned.............................................  $ 1,133     $12,158     $19,587
                                                              =======     =======     =======
Underwriting gain (loss)....................................  $ 1,579     $  (783)    $(1,192)
Dividend and interest income................................   24,969      15,170      15,408
                                                              -------     -------     -------
Income before income taxes..................................   26,548      14,387      14,216
Income tax provision........................................   (4,966)     (1,953)     (1,070)
                                                              -------     -------     -------
"Normal" net operating income...............................  $21,582     $12,434     $13,146
                                                              =======     =======     =======

     Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration, in order to avoid premature recognition of underwriting profits. The super-cat reinsurance contracts referred to above expire at various dates beginning in the first quarter of 1995. Four of the contracts representing approximately half of the reinsurance volume have been renewed.

     An underwriting loss has typically been reported by Wes-FIC each year. The underwriting gain reported for 1994 resulted mainly from a reduction of liabilities for losses and loss expenses with respect to business written in earlier years. Liabilities for losses and loss expenses are estimates and thus are subject to estimation error; revisions of such estimates are reflected in underwriting results of the current accounting period. The 1994 adjustment, while not insignificant in terms of its effect on Wesco's net income for the year, was not material in relation to the cumulative insurance business previously written by Wes-FIC or in terms of its effect on Wesco's net worth.

     Wes-FIC's revenues and net income for 1994 benefited from its absorption of Mutual Savings, inasmuch as dividend and interest income previously reported as revenue of Wesco's financial segment is now included in Wes-FIC's revenues.

     Wes-FIC's relatively low volume of insurance and reinsurance premiums in recent years has been attributable mainly to management's perception that the opportunity to write more business at sensible rates has not been available, given the generally competitive industry-wide conditions. Meanwhile, Wes-FIC has been actively pursuing other insurance and reinsurance opportunities.

     Wes-FIC remains liable for runoff of its share of the losses and loss expenses covered by the insurance arrangements summarized above. As claims are paid over many future years, the liability (approximately $40 million as of December 31, 1994) will decline, as will the funds set aside and invested pending payment of claims ("float").

     Dividend and interest income has been earned by Wes-FIC principally (1) on insurance premium float, (2) on capital contributed to the insurance business by Wesco (approximately $100 million through 1993), (3) on earnings retained and reinvested, and (4) on the assets (approximately $400 million at market value) added by the merger of Mutual Savings on January 1, 1994.

     The income tax provision of Wes-FIC has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, Wes-FIC has maintained a capital position strong enough not only to absorb adverse estimation corrections but also to enable it to accept other insurance contracts. Although additional reinsurance retrocessions from Berkshire subsidiaries, or other attractive reinsurance or insurance arrangements would be welcome, the timing and extent of any increase in Wes-FIC's insurance underwriting activity cannot presently be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, whose operations have included the businesses of Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel") and New America Electrical Corporation ("New America Electric"), until the latter sold its electrical equipment manufacturing operations effective July 1, 1993 and liquidated shortly thereafter (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1994        1993        1992
                                                              -------     -------     -------
Revenues, principally sales and services....................  $62,492     $63,959     $65,453
                                                              ========    ========    ========
Income before income taxes..................................  $ 4,811     $ 3,375     $ 2,943
Income tax provision........................................   (1,911)     (1,443)     (1,153)
Minority interest...........................................       --          44          42
                                                              -------     -------     -------
"Normal" net operating income...............................  $ 2,900     $ 1,976     $ 1,832
                                                              ========    ========    ========

     Revenues of the industrial segment for the past three years, as set forth above, included electrical equipment manufacturing revenues of $3.5 million in 1993 and $7.4 million in 1992. Revenues of Precision Steel's businesses increased moderately from year to year due mainly to improving economic conditions in the industrial sector of the economy.

     Income before income taxes and normal net operating income of the industrial segment were negatively affected in 1993 and 1992 as a result of the inclusion of the operating results of New

America Electric. Had it not been for Wesco's equity of $213,000 and $243,000 in New America Electric's after-tax operating losses in 1993 and 1992, the industrial segment would have reported normal net operating income of $2,189,000 and $2,075,000 for those years. The improvement in these earnings figures was attributable mainly to the following: increases in sales; reductions in operating expenses; and, in 1994, a reduction in cost of products sold as a percentage of steel service revenues. (This percentage was 79.6%, 81.2% and 80.6% for 1994, 1993 and 1992.) The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased.

Financial Segment

     Through 1993, Wesco had a financial segment, which included revenues and expenses of Mutual Savings as well as revenues and expenses of other activities more closely associated with the savings and loan business than any of Wesco's other businesses, namely, investment activity other than Wes-FIC's and parent company operations.

     In October 1993, Mutual Savings discontinued as a regulated savings and loan association, and, effective January 1, 1994, it merged into Wes-FIC (see
Item 1, Business, for further information). As a result, (1) several traditional items of revenue and expense -- notably interest income on loans, interest expense on savings accounts and operating expenses -- have wholly or partially disappeared, with the remaining items such as income from indirect mortgage lending transferred to the insurance segment, and (2) revenues and expenses of other Wesco entities previously included in the financial segment are no longer identified with any specific business segment (see next section).

     Following is a summary of the components of Mutual Savings' "normal" net operating income (in thousands) for the years 1993 and 1992:

                                                                          1993        1992
                                                                         -------     -------
Revenues:
  Interest on loans and mortgage-backed securities.....................  $ 7,869     $16,662
  Interest on temporary cash investments...............................    1,546       1,223
  Dividends on preferred and common stocks.............................    6,336       5,472
  Interest on state and municipal bonds................................       --         190
  Other................................................................      687         466
                                                                         -------     -------
                                                                          16,438      24,013
                                                                         -------     -------
Expenses:
  Interest on savings accounts.........................................    5,836      12,021
  Interest on notes payable............................................    1,662       1,475
  Operating expenses...................................................    4,052       5,249
  Provision for losses on loans and foreclosed real estate.............    2,875         650
                                                                         -------     -------
                                                                          14,425      19,395
                                                                         -------     -------
Income before income tax provision or benefit..........................    2,013       4,618
Income tax (provision) benefit.........................................      445        (871)
                                                                         -------     -------
"Normal" net operating income..........................................  $ 2,458     $ 3,747
                                                                         ========    ========

     As shown in the foregoing table, had it not been for a significant increase in provision for losses on loans and real estate held for sale in 1993 (mainly a $2 million pre-tax writedown of the Montecito development at the end of 1993), Mutual Savings' "normal" net operating income for 1993 would have been comparable to that of 1992.

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with any business segment -- insurance, industrial, or (formerly) financial (amounts are in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1994        1993        1992
                                                              -------     -------     -------
Dividend and interest income other than Wes-FIC's and
  Mutual Savings'...........................................  $ 6,308     $ 5,838     $ 5,881
Rental income, less expenses, from commercial real estate...    1,453       2,062       2,208
Interest expense............................................   (4,571)     (3,364)     (3,189)
General and administrative expenses.........................   (1,544)     (1,020)       (933)
Provision for losses on loans and foreclosed real estate....   (3,000)         --          --
Other items, net............................................     (492)        159         173
                                                              -------     -------     -------
Income (loss) before income tax provision or benefit........   (1,846)      3,675       4,140
Income tax (provision) benefit..............................    2,023        (161)       (364)
                                                              -------     -------     -------
"Normal" net operating income...............................  $   177     $ 3,514     $ 3,776
                                                              ========    ========    ========

     As explained more fully in the fourth and fifth paragraphs of Item 1, Business, effective with the beginning of 1994, the financial segment was discontinued, and certain relatively insignificant activities previously included in that segment are no longer identified with any specific business segment. These activities include (1) investment activity other than Wes-FIC's,
(2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations. The 1994 figures shown in the foregoing table reflect the new classification.

     In addition, to facilitate comparison, extraneous amounts that were included in the financial segment in 1993 and 1992 because they were more closely related to that segment than the other two business segments have been removed from financial segment operating figures and included in the foregoing table. These include amounts relating to (1) investment activity other than Wes-FIC's and Mutual Savings', (2) management of owned commercial real estate, and (3) other operations of the parent company and, after activation late in 1993, MS Property.

     In reclassifying figures for 1993 and 1992, however, revenues and expenses that were integral to Mutual Savings' operation have not been removed from the financial segment and included in the foregoing table. As a result, general and administrative expenses and other items applicable to development and liquidation of foreclosed real estate and delinquent loans are included in the 1994 figures in the foregoing table but not those of 1993 and 1992. Also, the provision for losses on loans and real estate of $3.0 million in 1994 has no prior year counterparts in the foregoing table; the 1993 and 1992 loss provisions were $2.9 million and $0.7 million, as shown in the financial segment table on the previous page.

     Nonsegment interest expense was much higher in 1994 than in either of the preceding years principally as a result of borrowings from Wes-FIC made late in 1993 to facilitate the transfer of loans and foreclosed properties to MS Property; 1994 insurance segment income benefited accordingly.

     Rental income declined in each of the last two years due mainly to the change in major tenant: Mutual Savings' large headquarters operation was replaced by a smaller CenFed branch operation.

     The income tax provision or benefit on Wesco's nonsegment activities has fluctuated as a percentage of the pre-tax income or loss from such activities. These fluctuations have been caused mainly by fluctuations in the relationship of substantially tax-exempt dividend income to total pre-tax income or loss from such activities.

                                   * * * * *

     Management's long-term goal is to maximize gain in Wesco's intrinsic business value per share, with little regard to earnings recorded in any given year. There is no particular strategy as to the timing of sales of investments or the realization of securities gains. Securities may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, or (2) the desire for funds for an acquisition or repayment of debt.

     Realized gains and losses on investments have been an element of Wesco's net income for a number of years. The amounts of these gains or losses, recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary, tend to fluctuate significantly from period to period. The varying effect upon Wesco's pre-tax income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial net unrealized price appreciation in Wesco's consolidated investment portfolio.

     In 1994 Wesco realized net after-tax gains on sales of securities of $0.2 million; it also wrote down the carrying value of an investment believed to have declined in market value other than temporarily by $5.9 million after income tax effect (see Note 2 to Wesco's consolidated financial statements for further information as to Wesco's investment in preferred stock of USAir Group, Inc.). Realized securities gains amounted to $1.2 million and $0.1 million after income taxes in 1993 and 1992.

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

     Wesco's consolidated revenues include significant amounts of substantially tax-exempt dividend income from preferred and common stocks as well as fully tax-exempt interest on state and municipal bonds. Fluctuations in the proportion of these components to total consolidated pre-tax income -- plus a special tax provision of $17.5 million recorded as of 1992 yearend, and $2.1 million in 1993 to give effect to the tax rate increase applicable to deferred tax items (including the $1.6 million discussed in the preceding paragraph) -- have resulted in tax provisions as percentages of pre-tax income before cumulative effect of change in accounting principle of 8.6%, 21.3% and 80.7% in 1994, 1993 and 1992. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and earnings set forth in Item 6, Selected Financial Data, and in Wesco's consolidated statement of income, are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. In addition, as explained above, in October 1993, Mutual Savings, after transferring savings accounts and some mortgage loans to CenFed, gave up its status as a regulated savings and loan association. Then, on January 1, 1994, Mutual Savings merged into Wes-FIC, which continues to engage in the indirect mortgage lending business. The merger not only resulted in elimination of nonproductive overhead needed to maintain compliance with savings and loan laws and regulations, but also increased reinsurance capacity and asset-deployment options, enabling Wes-FIC to enter into the business of super-cat reinsurance in 1994. It is hoped that the restructuring of Wesco's consolidated operations will result in further benefits in the future.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules appearing in this report:

                                                                               PAGE
                                FINANCIAL STATEMENTS                          NUMBER
        --------------------------------------------------------------------  ------
        Independent auditors' report........................................    31
        Consolidated balance sheet -- December 31, 1994 and 1993............    32
        Consolidated statement of income and retained earnings -- years
          ended December 31, 1994, 1993 and 1992............................    33
        Consolidated statement of cash flows -- years ended December 31,
          1994, 1993 and 1992...............................................    34
        Notes to consolidated financial statements..........................    35

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

                                                                     SCHEDULE    PAGE
                       FINANCIAL STATEMENT SCHEDULES                  NUMBER    NUMBER
        -----------------------------------------------------------  --------   ------
        Condensed financial information of registrant -- December
          31, 1994 and 1993, and years ended December 31, 1994,
          1993 and 1992............................................       I       46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1995 annual meeting of shareholders (the "1995 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Board of Director Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in the 1995 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

        3a.   Articles of Incorporation and By-Laws of Wesco Financial
Corporation.

        4.1 Form of Indenture dated October 2, 1989 (incorporated by reference to Exhibit 4.1 to report on Form 8-K of Wesco Financial Corporation dated October 31, 1989, File No. 33-31290).

        4.2 Form of Supplemental Indenture dated October 15, 1989 (incorporated by reference to Exhibit 4.1 to report on Form 8-K of Wesco Financial Corporation dated October 31, 1989, File No. 33-31290).

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 1994. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

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

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:   Charles T. Munger                                                        March 28, 1995
      Chairman of the Board (principal executive officer)

By:   Robert H. Bird                                                           March 28, 1995
      Director
      President (principal operating officer)

By:   Jeffrey L. Jacobson                                                      March 28, 1995
      Vice President and Chief Financial Officer
      (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird                                                                March 28, 1995
Director

Carolyn H. Carlburg                                                           March 28, 1995
Director

James N. Gamble                                                               March 28, 1995
Director

Charles T. Munger                                                             March 28, 1995
Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and investments to conform with recent pronouncements of the Financial Accounting Standards Board.


Deloitte & Touche LLP


Los Angeles, California
March 9, 1995

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       ---------------------
                                                                         1994         1993
                                                                       --------     --------
ASSETS
Cash and temporary cash investments..................................  $ 15,800     $  5,230
Investments:
  Securities with fixed maturities...................................   183,089      202,126
  Marketable equity securities.......................................   696,261      639,958
Accounts receivable..................................................     6,501        6,962
Real estate held for sale............................................    23,414       29,935
Property and equipment...............................................    14,279       13,907
Other assets.........................................................    22,417       17,037
                                                                       --------     --------
                                                                       $961,761     $915,155
                                                                       ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses........................  $ 39,785     $ 53,818
Income taxes payable, principally deferred...........................   191,858      180,722
Notes payable........................................................    37,557       37,896
Other liabilities....................................................    14,414       16,632
                                                                       --------     --------
                                                                        283,614      289,068
                                                                       --------     --------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000 shares; issued
     and outstanding, 7,119,807 shares...............................     7,120        7,120
  Capital surplus arising from stock dividends.......................    23,319       23,319
  Unrealized appreciation of investments, net of taxes...............   349,122      309,057
  Retained earnings..................................................   298,586      286,591
                                                                       --------     --------
     Total shareholders' equity......................................   678,147      626,087
                                                                       --------     --------
                                                                       $961,761     $915,155
                                                                       ========     ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1994         1993         1992
                                                          --------     --------     --------
Revenues:
  Insurance premiums earned.............................  $  1,133     $ 12,158     $ 19,587
  Sales and service revenues............................    62,143       63,627       65,438
  Interest and dividends on investments other than
     mortgage-backed securities.........................    26,207       28,152       28,186
  Interest on loans and mortgage-backed securities......     2,810        7,952       16,688
  Gains, net, on sales of securities and foreclosed
     property...........................................       323        1,783          105
  Gain on disposition of Mutual Savings' loans and
     deposits...........................................        --        1,577           --
  Other.................................................     2,842        2,109        1,811
                                                          --------     --------     --------
                                                            95,458      117,358      131,815
                                                          --------     --------     --------
Costs and expenses:
  Insurance losses, loss adjustment and underwriting
     expenses...........................................      (571)      12,894       20,779
  Cost of services and products sold....................    49,459       51,570       52,491
  Interest on savings accounts..........................        --        5,792       11,986
  Selling, general and administrative expenses..........    13,713       16,051       15,813
  Interest on notes payable.............................     3,092        4,610        4,872
  Other-than-temporary decline in value of investment in
     USAir Group, Inc. preferred stock..................     9,000           --           --
  Loss on sale of New America Electric..................        --        2,700           --
                                                          --------     --------     --------
                                                            74,693       93,617      105,941
                                                          --------     --------     --------
Income before income taxes and cumulative effect of
  change in accounting for income taxes.................    20,765       23,741       25,874
Provision for income taxes..............................    (1,793)      (5,046)     (20,873)
                                                          --------     --------     --------
Income before cumulative effect of change in accounting
  for income taxes......................................    18,972       18,695        5,001
Cumulative effect of change in accounting for income
  taxes.................................................        --        1,023           --
                                                          --------     --------     --------
  Net income............................................    18,972       19,718        5,001
Retained earnings -- beginning of year..................   286,591      273,566      274,972
Cash dividends declared and paid........................    (6,977)      (6,693)      (6,407)
                                                          --------     --------     --------
Retained earnings -- end of year........................  $298,586     $286,591     $273,566
                                                          =========    =========    =========
Amounts per share based on 7,119,807 shares outstanding
  throughout each year:
  Net income before cumulative effect of change in
     accounting for income taxes........................  $   2.66     $   2.63     $    .70
  Cumulative effect of change in accounting for income
     taxes..............................................        --         0.14           --
                                                            ------       ------       ------
  Net income............................................     $2.66        $2.77        $ .70
                                                            ------       ------       ------
                                                            ------       ------       ------
  Cash dividends........................................     $ .98        $ .94        $ .90
                                                            ------       ------       ------
                                                            ------       ------       ------

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1994        1993         1992
                                                                   --------    ---------    --------
Cash flows from operating activities:
  Net income....................................................   $ 18,972    $  19,718    $  5,001
  Adjustments to reconcile net income with net cash, including temporary cash investments, provided by operating
    activities --
    Gains, net, on sales of securities and foreclosed property, deposits and loans of Mutual Savings, and interest in New
       America Electric, before taxes...........................       (323)        (660)       (105)
    Other-than-temporary decline in value of investment in USAir
       Group, Inc. preferred stock..............................      9,000           --          --
    Provision for depreciation and amortization.................      1,704        1,774       1,864
    Provision for losses on loans and real estate held for
       sale.....................................................      3,000        2,875         650
    Increase (decrease) in liabilities for losses and loss
       adjustment expenses of insurance business................    (14,033)      (7,708)      2,234
    Increase (decrease) in income taxes payable currently.......     (7,198)         127        (841)
    Increase in deferred income taxes payable associated with
       recapture of Mutual Savings' special bad debt
       deductions...............................................         --           --      17,500
    Cumulative effect of change in accounting for income
       taxes....................................................         --       (1,023)         --
    Other, net..................................................      4,099       (2,686)     (1,358)
                                                                   --------    ---------    --------
       Net cash provided by operating activities................     15,221       12,417      24,945
                                                                   --------    ---------    --------
Cash flows from investing activities:
  Real estate loan originations.................................     (1,100)      (1,471)    (16,879)
  Principal collections on real estate loans....................         66       15,629      14,861
  Purchases of securities with fixed maturities.................    (20,637)     (10,395)         --
  Proceeds from maturities and redemptions of securities
    with fixed maturities.......................................     35,889       44,426     103,233
  Proceeds from sales of marketable equity securities...........         --        6,624          --
  Purchases of marketable equity securities.....................         --       (3,091)       (714)
Payment to savings institution for its assumption of Mutual
  Savings' savings accounts and certain other liabilities
  (totaling $219,604), less its acquisition of loans and certain other assets
  (totaling $84,997)............................................         --     (134,607)         --
  Other, net....................................................     (1,453)      (3,183)       (581)
                                                                   --------    ---------    --------
       Net cash provided (used) in investing activities.........     12,765      (86,068)     99,920
                                                                   --------    ---------    --------
Cash flows from financing activities:
  Net decrease in savings accounts..............................         --      (31,008)    (36,292)
  Short-term borrowings from affiliates.........................         --       84,500          --
  Repayments of notes and short-term borrowings.................    (10,439)     (91,623)       (310)
  Payment of cash dividends.....................................     (6,977)      (6,693)     (6,407)
                                                                   --------    ---------    --------
       Net cash used in financing activities....................    (17,416)     (44,824)    (43,009)
                                                                   --------    ---------    --------
Increase (decrease) in cash, including temporary cash
  investments...................................................     10,570     (118,475)     81,856
Cash, including temporary cash investments -- beginning of
  year..........................................................      5,230      123,705      41,849
                                                                   --------    ---------    --------
Cash, including temporary cash investments -- end of year.......   $ 15,800    $   5,230    $123,705
                                                                   ========    =========    ========
Supplementary disclosures:
  Interest paid during year.....................................   $  3,109    $  10,963    $ 17,698
  Income taxes paid, net, during year...........................     11,038        4,980       4,213

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

     The 1994 consolidated financial statements of Wesco include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. These subsidiaries -- most importantly , Wesco-Financial Insurance Company ("Wes-FIC"), Precision Steel Warehouse, Inc. ("Precision Steel") and MS Property Company ("MS Property") -- are engaged in diverse businesses. The 1993 and 1992 consolidated financial statements include the results of operations of wholly owned Mutual Savings and Loan Association ("Mutual Savings" -- see below) and approximately 80%-owned New America Electrical Corporation ("New America Electric"); the latter sold its business assets in mid-1993 and liquidated shortly thereafter, with Wesco realizing an after-tax loss of $1,617, or $.23 per share. See Note 8 for Wesco's consolidated financial information classified by business segment.

     On October 8, 1993, Mutual Savings consummated an agreement with CenFed Bank, A Federal Savings Bank ("CenFed"), following receipt of regulatory approvals. Mutual Savings transferred its savings accounts and certain other liabilities (totaling about $220,000) to CenFed, offset by (1) substantially all of its real estate loans and certain other non-cash assets (about $86,000, combined) and cash (about $134,000). Pursuant to the agreement, Wesco loaned $4,000 to CenFed's parent corporation for a three-year period, with interest at prime rate initially, at 7% beginning in October 1994, and at 8% beginning in October 1995. In addition, Mutual Savings and Wesco jointly agreed to indemnify CenFed to the extent of at least 90% with respect to any losses that might be sustained on the loans transferred. After provision for indemnification for any such losses, the CenFed transaction resulted in an after-tax gain of $906, or $.13 per Wesco share.

     Following completion of the foregoing transaction, (1) Mutual Savings transferred certain assets, consisting principally of Mutual Savings' foreclosed real estate and several real estate loans that were not sold to CenFed, to MS Property, which is continuing the liquidation of those assets, and (2) Wesco transferred to MS Property its commercial real estate property in Pasadena, California.

     Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and indirect loans in the form of securitized mortgages. Immediately after 1993 yearend Mutual Savings merged into Wes-FIC, which continues to engage in indirect real estate lending.

     Late in 1993, Mutual Savings gave up its regulatory savings and loan status. The decision to do so, which was made late in 1992, subjected to income taxes $47,314 of earnings that had been previously sheltered due to the availability of special savings and loan tax-basis bad debt deductions. Wesco's 1992 net income was therefore negatively impacted by the large related income tax expense of $17,500, or $2.46 per share (see Note 5).

     Effective January 1, 1993, Wesco adopted SFAS No. 109, "Accounting for Income Taxes." One result was a $1,023 ($.14 per share) credit set forth separately on the 1993 statement of income and retained earnings as the cumulative effect of a change in accounting for income taxes. Adoption of SFAS No. 109 resulted also in an increase in the 1993 provision for income taxes, and a reduction in 1993 net income of $2,107, or $.30 per share (see Note 5).

     Another accounting pronouncement, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," had a very significant impact on Wesco's consolidated balance sheet at 1993 yearend. Marketable equity securities of all Wesco entities -- not just its Wes-FIC insurance subsidiary, as in the past -- were written up to market value rather than stated at the lower of aggregate cost or market. The unrealized appreciation recorded by the non-insurance entities, less deemed applicable income taxes, was credited directly to shareholders' equity, which thereby increased $188,780, or $26.51 per share (see Note 2).

     All material intercompany balances and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

NOTE 2. INVESTMENTS

     Temporary cash investments consist of funds invested in money-market accounts and other highly liquid investments maturing in less than three months from date acquired.

     Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity; available-for-sale; and trading. Securities are deemed to be held-to-maturity securities when both the ability and the positive intent to hold them to maturity are present; they are carried on the consolidated balance sheet at cost and adjusted for any accretion of discount or amortization of premium using a method that produces approximately level yield. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported in a separate component of shareholders' equity; there is no effect on net income, except to reflect changes in income tax rates relating to such unrealized gains and losses (see Note 5 re recording of rate changes in 1993). Realized gains and losses on sales of investments, determined on a specific identification basis, are included in the consolidated statement of income, as are other-than-temporary declines in fair value.

     Investments in securities with fixed maturities, effective with the first quarter of 1994, have been classified as available-for-sale and, accordingly, carried at fair value, with the net unrealized gain or loss included in the component of shareholders' equity previously established for unrealized appreciation of securities. As of December 31, 1993, they were classified as held-to-maturity. The change in classification of these investments conformed Wesco's financial reporting for such investments to its financial reporting for marketable equity securities and resulted in an increase in Wesco's shareholders' equity ($3,482 or $.49 per share as of yearend 1994). There was no effect on Wesco's net income. No investments were held for trading purposes at December 31, 1994 or 1993.

            Dollar amounts in thousands except for amounts per share

     Following is a summary of securities with fixed maturities:

                                                                    DECEMBER 31, 1994
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                     ---------   ----------   ----------   ---------
Mortgage-backed securities.........................  $  32,495     $   32      $ (1,140)   $  31,387
Preferred stocks --
  Salomon Inc, 9%..................................    100,000      5,000            --      105,000
  Champion International Corporation, 9.25%........     23,000      1,150            --       24,150
  USAir Group, Inc., 9.25%.........................      3,000*        --            --        3,000
State and municipal bonds..........................     13,612        640            --       14,252
Other..............................................      5,346         --           (46)       5,300
                                                     ---------   ----------   ----------   ---------
                                                     $ 177,453     $6,822      $ (1,186)   $ 183,089
                                                     =========   ========      ========    =========

                                                                    DECEMBER 31, 1993
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                     ---------   ----------   ----------   ---------
Mortgage-backed securities.........................  $  45,848    $    511     $     --    $  46,359
Preferred stocks --
  Salomon Inc, 9%..................................    100,000      25,000           --      125,000
  Champion International Corporation, 9.25%........     23,000       1,150           --       24,150
  USAir Group, Inc., 9.25%.........................     12,000          --       (3,000)       9,000
State and municipal bonds..........................     21,278       1,027           --       22,305
                                                     ---------   ----------   ----------   ---------
                                                     $ 202,126    $ 27,688     $ (3,000)   $ 226,814
                                                     =========    ========     ========    =========

---------------

*Net of writedown (see below).

     The preferred stocks were acquired in conjunction with purchases made by other subsidiaries of Berkshire, and are all convertible into common stock and subject to various contractual terms and conditions. Salomon Inc must redeem 20% of its preferred stock on October 31 each year commencing in 1995, to the extent still outstanding. Champion International Corporation must redeem its preferred stock by December 6, 1999 if not previously called or converted. USAir Group, Inc.'s redemption requirement is stated below.

     The USAir Group, Inc. investment -- 12,000 shares of USAir Group, Inc. Series A Cumulative Convertible Preferred Stock ("USAir Preferred
Shares") -- was made in 1989 for $12,000 as part of a $358,000 investment in 358,000 shares in which other subsidiaries of Berkshire participated. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir Group, Inc. ("USAir") at $1,000 per share ($358,000 in the aggregate, of which Wesco's share would be $12,000), plus accrued dividends.

     On September 29, 1994, USAir announced that it was deferring the quarterly dividend payment due September 30, 1994 on the USAir Preferred Shares. As of March 7, 1995, neither that dividend nor the quarterly dividend due December 31, 1994 had been received. USAir has publicly stated that its ability to survive in the low fare competitive environment is contingent upon USAir's ability permanently to reduce its operating costs through reductions in personnel costs and other cost saving initiatives. USAir management is currently engaged in discussions with the leadership of its unionized employees to achieve its goal of reducing personnel costs. While USAir's management has stated it is committed to reaching an agreement with the labor groups, both the timing and the outcome of the negotiations are uncertain.

            Dollar amounts in thousands except for amounts per share

     As a result of the extended period of losses and the uncertainty surrounding the outcome of the labor negotiations, Berkshire and Wesco management have concluded that an other-than-temporary decline in the value of the USAir Preferred Shares has arisen. Accordingly, Wesco's 1994 consolidated statement of income includes a charge of $9,000, or $5,850 after income taxes, to reflect the decline. The $5,850 net charge to earnings was recorded in the fourth quarter of 1994. Shareholders' equity, however, had already been reduced by the same after-tax amount in earlier 1994 reporting periods: (1) at March 31, 1994, when securities with fixed maturities were first carried at fair value (see third paragraph of Note 2 above), the carrying value of the USAir Preferred Shares was adjusted downward to reflect its then estimated fair value of $6,000, and the after-tax effect of the resulting $6,000 reduction was charged to the separate component of shareholders' equity established for unrealized appreciation; (2) at September 30, 1994, an additional downward adjustment of the shareholders' equity component was made to reflect a further reduction of estimated fair value of the investment to $3,000, which also represents its estimated fair value as of December 31, 1994.

     Following is a summary of marketable equity securities:

                                              DECEMBER 31, 1994               DECEMBER 31, 1993
                                         ---------------------------     ---------------------------
                                                        MARKET AND                      MARKET AND
                                           COST       CARRYING VALUE       COST       CARRYING VALUE
                                         --------     --------------     --------     --------------
Freddie Mac common stock...............  $ 71,729        $363,600        $ 71,729        $359,100
The Coca-Cola Company common stock.....    40,761         185,544          40,761         160,775
The Gillette Company common stock......    40,000         119,800          40,000          95,400
Other..................................    14,265          27,317          14,265          24,683
                                         --------        --------        --------        --------
                                         $166,755        $696,261        $166,755        $639,958
                                         ========        ========        ========        ========

     At 1994 and 1993 yearends, the market values of marketable equity securities contained $152 and $139 of unrealized losses.

NOTE 3. REAL ESTATE HELD FOR SALE

     Real estate held for sale represents property owned by MS Property and acquired through foreclosure by Mutual Savings or itself. It is stated on the accompanying consolidated balance sheet at cost, less any writedowns and valuation allowances. The principal property is a 22-acre parcel of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of townhomes and residential lots has been in process of construction and sale for a number of years. The net book value of the project decreased to $18,816 at 1994 yearend from $23,238 one year earlier, reflecting mainly a $3,000 writedown of the development to estimated net realizable value, following a similar $2,000 writedown in 1993.

            Dollar amounts in thousands except for amounts per share

NOTE 4. INSURANCE LIABILITIES

     Wes-FIC's insurance business to date has consisted mainly of participations in property and casualty reinsurance contracts of Berkshire's principal insurance subsidiary.

     Wes-FIC recognizes insurance premiums as earned revenues pro rata over the term of each contract on all forms of insurance except for catastrophic excess of loss ("super-cat") reinsurance contracts. Premiums on super-cat reinsurance contracts are not recognized as earned until the earlier of a loss occurrence or contract expiration, in order to avoid premature recognition of underwriting profits.

     Following is a summary of Wes-FIC's liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                           1994        1993        1992
                                                          -------     -------     -------
    Balance at beginning of year........................  $53,818     $61,526     $60,252
    Incurred losses recorded during year --
      For current year..................................    1,982      10,076      14,723
      For all prior years*..............................   (3,967)     (1,060)         21
                                                          -------     -------     -------
      Total incurred losses.............................   (1,985)      9,016      14,744
                                                          -------     -------     -------
    Payments made during year --
      For current year..................................    1,465       5,666       5,901
      For all prior years...............................   10,583      11,058       7,569
                                                          -------     -------     -------
      Total payments....................................   12,048      16,724      13,470
                                                          -------     -------     -------
    Balance at end of year..............................  $39,785     $53,818     $61,526
                                                          =======     ========    =======

---------------

* Includes adjustments of estimated losses provided for in prior years.

     Unearned insurance premiums of $8,872 and $1,015 at December 31, 1994 and 1993 are included in other liabilities on the accompanying consolidated balance sheet.

NOTE 5. TAXES ON INCOME

     Following is a breakdown of income taxes payable at 1994 and 1993 yearends:

                                                                 1994         1993
                                                               --------     --------
        Current (payable within one year)....................  $    136     $  7,715
        Deferred (payable subsequently)......................   191,722      173,007
                                                               --------     --------
        Income taxes payable.................................  $191,858     $180,722
                                                               ========     ========

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

            Dollar amounts in thousands except for amounts per share

$1,023 ($.14 per share) as of January 1, 1993. This amount is reported on the accompanying consolidated statement of income and retained earnings as the cumulative effect of a change in accounting principle. Prior year financial statements have not been restated.

     In August 1993, the federal corporate tax rate was raised from 34% to 35% retroactive to January 1, 1993. SFAS No. 109 requires that the entire effect of a change in tax rate be recognized in the determination of net income in the period enacted. Accordingly, Wesco's tax provision and, thus, net income for the current year include not only the relatively minor effect of the one-percentage-point increase in the federal rate on 1993 pre-tax income, but also charges for the effect of the rate increase on two deferred tax liabilities that originated in prior years: (1) $1,607 associated with unrealized appreciation of marketable equity securities of Wes-FIC (notwithstanding that the gains, themselves, have not yet figured in the determination of consolidated net income); and (2) $500 associated with the recapture of Mutual Savings' special bad debt tax deductions (see below).

     The consolidated statement of income contains a provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes recorded in 1993) as follows:

                                                           1994        1993        1992
                                                          -------     -------     -------
    Federal.............................................  $ 1,681     $ 4,245     $18,018
    State...............................................      112         801       2,855
                                                          -------     -------     -------
      Provision for income taxes........................  $ 1,793     $ 5,046     $20,873
                                                          =======     =======     =======
    Current.............................................  $ 4,465     $ 9,450     $ 3,615
    Deferred............................................   (2,672)     (4,404)     17,258
                                                          -------     -------     -------
      Provision for income taxes........................  $ 1,793     $ 5,046     $20,873
                                                          =======     =======     =======

     SFAS No. 109 required certain disclosures relating to deferred tax assets and liabilities, effective with its adoption by Wesco in 1993, as set forth in the next table. The table following that presents certain prior information still required under the former rule.

     Following is a summary of the tax effects of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets as of 1994 and 1993 yearends:

                                                                     1994         1993
                                                                   --------     --------
    Deferred tax liabilities, relating to --
      Unrealized appreciation of investments.....................  $187,480     $164,146
      Recapture of Mutual Savings' special bad debt tax
         deductions..............................................     9,379       12,139
      Other items................................................     4,184        1,733
                                                                   --------     --------
                                                                    201,043      178,018
    Deferred tax assets..........................................    (9,321)      (5,011)
                                                                   --------     --------
         Net deferred tax liability..............................  $191,722     $173,007
                                                                   ========     ========

     Following is a summary of the tax effects of timing differences for the year ended December 31, 1992:

                                                                                  1992
                                                                                --------
    Recapture of Mutual Savings' special bad debt tax deductions..............  $ 17,500
    State income taxes deducted under different methods.......................       107
    Deferred insurance premium acquisition costs..............................       736
    Amortization of unearned insurance premiums...............................      (749)
    Discounting of losses and loss adjustment expense reserves of insurance
      business................................................................      (283)
    Other, net................................................................       (53)
                                                                                --------
      Deferred portion of income tax provision................................  $ 17,258
                                                                                ========

            Dollar amounts in thousands except for amounts per share

     Wesco's 1992 net income was negatively impacted by an unusual $17,500 increase in income tax expense resulting from Mutual Savings' decision in late 1992 to give up its status as a regulated savings and loan association. The tax provision related to $47,314 of undistributed retained earnings of Mutual Savings that had not been taxed due to the availability of special bad debt tax deductions to savings and loan associations. These deductions were not related to amounts of losses actually anticipated and were not charged against income for financial reporting purposes; if the association ceased to qualify as a regulated savings and loan association, such action would necessitate accrual and payment of income taxes. The tax liability is being paid over several years.

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes recorded in 1993) appearing on the consolidated statement of income:

                                                                 1994      1993      1992
                                                                 -----     -----     -----
    Statutory federal income tax rate..........................   35.0%     35.0%     34.0%
    Increase (decrease) resulting from:
      Recapture of Mutual Savings' special bad debt tax
         deductions............................................     --        --      67.6
      Tax-exempt interest income...............................   (2.3)     (3.1)     (5.0)
      Exclusion from taxable income of a significant portion of
         dividend income.......................................  (25.8)    (23.2)    (20.0)
      Tax rate increase on net deferred tax liabilities........     --       8.9        --
      State income taxes, less federal tax benefit.............    0.9       1.2       3.0
      Other differences, net...................................    0.8       2.5       1.1
                                                                 -----     -----     -----
    Effective income tax provision rate........................    8.6%     21.3%     80.7%
                                                                 =====     =====     =====

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

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. A previously reported disagreement with the California Franchise Tax Board with respect to state issues affecting years 1980 through 1987 has been tentatively resolved, but not yet finalized, without significant effect on Wesco's consolidated financial statements.

            Dollar amounts in thousands except for amounts per share

NOTE 6. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1994             1993
                                                               ------------     ------------
    Notes due November 1999, bearing interest at 8 7/8%
      payable semiannually...................................    $ 30,000         $ 30,000
    Notes payable, collateralized by land, buildings and
      assignment of leases, due in monthly installments
      through February 2007 of $45 including interest at
      9 1/4%.................................................       3,922            4,094
    Industrial revenue bonds due December 2014, bearing
      interest at 7.75% payable semiannually.................       2,600            2,600
    Industrial revenue bonds, due in quarterly installments
      through December 1994 of $42 plus interest at 6 1/2%...          --              167
    Note payable, due December 1998, bearing interest at 10%
      payable monthly........................................       1,035            1,035
                                                                 --------         --------
                                                                 $ 37,557         $ 37,896
                                                                 ========         ========

     Notes payable at 1994 yearend mature as follows: 1995, $187; 1996, $205; 1997, $225; 1998, $1,282; 1999, $30,270; thereafter, $5,388.

     Agreements relating to the 8 7/8% notes contain covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1994 and payable at December 31, 1993 were approximately $38,000 and $43,200. These figures were computed using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

            Dollar amounts in thousands except for amounts per share

NOTE 7. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1994 and 1993 follows:

                                                                  QUARTER ENDED
                                            ---------------------------------------------------------
                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                1994             1994            1994         1994
                                            ------------     -------------     --------     ---------
Total revenues............................     $22,937          $22,772        $24,156       $25,593
                                              ========          =======        =======       =======
Net income excluding unusual items........    $  6,126          $ 6,939        $  5,632      $ 5,920
  Per share...............................         .86              .97             .79          .83
Unusual items, net of any applicable
  income tax effect.......................      (5,851)(1)         (187)(2)         230(2)       163(2)
  Per share...............................        (.82)            (.02)            .03          .02
                                              --------          -------        --------      -------
Net income................................    $    275          $ 6,752        $  5,862      $ 6,083
  Per share...............................         .04              .95             .82          .85
                                              ========          =======        ========      =======

                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                1993             1993            1993         1993
                                            ------------     -------------     --------     ---------
Total revenues............................    $ 25,759          $27,861        $ 30,729      $33,009
                                              ========          =======        ========      =======
Net income excluding unusual items and
  cumulative effect of change in
  accounting for income taxes.............    $  4,700          $ 5,174        $  5,238      $ 5,270
  Per share...............................         .66              .73             .74          .74
Unusual items, net of any applicable
  income tax effect.......................         906(3)        (2,107)(4)      (1,617)(5)    1,131(2)
  Per share...............................         .13             (.30)           (.23)         .16
                                              --------          -------        --------      -------
Income before cumulative effect of change
  in accounting for income taxes..........       5,606            3,067           3,621        6,401
  Per share...............................         .79              .43             .51          .90
Cumulative effect of change in accounting
  for income taxes........................          --               --              --        1,023(6)
  Per share...............................          --               --              --          .14
                                              --------          -------        --------      -------
Net income................................    $  5,606          $ 3,067        $  3,621      $ 7,424
  Per share...............................         .79              .43             .51         1.04
                                              ========          =======        ========      =======

---------------

(1) Mainly, effect of adjustment of carrying value of investment in preferred stock of US Air Group, Inc. (see Note 2).

(2) Gains (losses) on sales of marketable securities and foreclosed properties.

(3) Gain on disposition by Mutual Savings of savings deposits and some loans (see Note 1).

(4) Mainly, effect of change in income tax rate on net deferred tax liabilities (see Note 5).

(5) Loss on disposition of interest in New America Electric (see Note 1).

(6) Cumulative effect of adopting SFAS No. 109 (see Note 5).

            Dollar amounts in thousands except for amounts per share

NOTE 8. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the three most recent years is presented below, broken down as to Wesco's business segments.

     The insurance segment includes the accounts of Wes-FIC.

     The industrial segment includes the operating accounts of Precision Steel and its subsidiaries and, prior to July 1, 1993, of New America Electric.

     Prior to 1994, there was also a financial segment, which included the accounts of Mutual Savings as well as accounts of other Wesco entities that, although not directly connected with an identified business segment, were more closely associated with the savings and loan business than any of Wesco's other businesses.

     In October 1993, Mutual Savings discontinued as a regulated savings and loan association, and, effective January 1, 1994, it merged into Wes-FIC (see
Note 1). As a result, several traditional financial institution items -- notably loans and savings accounts, together with related interest income and expense -- partially or wholly disappeared. Most of the remaining items were transferred to the insurance segment, while foreclosed real estate and troubled loans, together with related losses, expenses and revenues, were dissociated from either of the two remaining business segments. Also, other items previously included in the financial segment because they were more closely related to that segment than to the insurance or industrial segments disappeared or became relatively insignificant and are no longer identified with a business segment; these include (1) investments other than Wes-FIC's, together with related interest and dividend income and securities gains and losses, (2) commercial real estate properties, together with related revenues and expenses, and (3) the assets, revenues and expenses of the parent company.

                                                             1994       1993       1992
                                                            -------   --------   --------
    Revenues:
      Insurance...........................................  $26,354   $ 29,107   $ 35,027
      Industrial..........................................   62,492     63,959     65,452
      Financial...........................................       --     24,292     31,336
      Not identified with a business segment..............    6,612         --         --
                                                            -------   --------   --------
                                                            $95,458   $117,358   $131,815
                                                            =======   ========   ========
    Operating profit before taxes:
      Insurance...........................................  $17,800   $ 16,166   $ 14,216
      Industrial..........................................    4,811      3,604      3,298
      Financial...........................................       --      8,975     13,532
      Interest expense on notes payable...................   (3,092)    (4,610)    (4,872)
      Not identified with a business segment..............    1,246       (394)      (300)
                                                            -------   --------   --------
                                                            $20,765   $ 23,741   $ 25,874
                                                            =======   ========   ========

            Dollar amounts in thousands except for amounts per share

     The above revenue and pre-tax operating profit data include net gains (losses) on sales or writedowns of securities and foreclosed property, including, notably, the $9,000 writedown of USAir preferred stock explained in
Note 2, as follows:

                                                             1994       1993       1992
                                                            -------   --------   --------
    Insurance.............................................  $(8,749)  $  1,783   $     --
    Financial.............................................       --         --        105
    Not identified with a business segment................       72         --         --
                                                            -------   --------   --------
                                                            $(8,677)  $  1,783   $    105
                                                            =======   ========   ========

     Additional business segment data follow:

    Capital expenditures:
      Industrial........................................  $    459   $  1,762   $    398
      Financial.........................................        --        232        939
      Not identified with a business segment............     1,426         --         --
                                                          --------   --------   --------
                                                          $  1,885   $  1,994   $  1,337
                                                          ========   ========   ========
    Depreciation and amortization of tangible assets:
      Industrial........................................  $    890   $    966   $    965
      Financial.........................................        --        350        328
      Not identified with a business segment............       932         --         --
                                                          --------   --------   --------
                                                          $  1,822   $  1,316   $  1,293
                                                          ========   ========   ========
    Identifiable assets at yearend:
      Insurance.........................................  $815,302   $444,250   $425,868
      Industrial........................................    33,504     29,544     32,058
      Financial.........................................        --    441,361    407,033
      Not identified with a business segment............   112,955         --         --
                                                          --------   --------   --------
                                                          $961,761   $915,155   $864,959
                                                          ========   ========   ========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                       ---------------------
                                                                         1994         1993
                                                                       --------     --------
                                           ASSETS
Cash and temporary cash investments..................................  $     22     $     33
Convertible preferred stocks.........................................    60,900       58,000
Investment in subsidiaries, at equity:
  Wes-FIC............................................................   622,886      328,752
  Precision Steel....................................................    35,765       31,970
  MS Property........................................................    25,388       27,631
  Mutual Savings.....................................................        --      240,350
  Other..............................................................       114          342
Income taxes recoverable.............................................        --          735
Other assets.........................................................     5,174        8,490
                                                                       --------     --------
                                                                       $750,249     $696,303
                                                                       ========     ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and advances payable...........................................  $ 69,670     $ 69,679
Income taxes payable, principally deferred...........................     1,947           --
Other liabilities....................................................       485          537
                                                                       --------     --------
Total liabilities....................................................    72,102       70,216
Shareholders' equity (see consolidated balance sheet)................   678,147      626,087
                                                                       --------     --------
                                                                       $750,249     $696,303
                                                                       ========     ========

See notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   STATEMENT OF INCOME AND RETAINED EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1993       1992
                                                              --------   --------   --------
Revenues:
  Dividends on preferred stocks.............................  $  5,240   $  5,240   $  5,240
  Rental of office, store and garage premises, less
     expenses...............................................        --      1,905      2,208
  Other.....................................................       511        158         92
                                                              --------   --------   --------
                                                                 5,751      7,303      7,540
                                                              --------   --------   --------
Expenses:
  Interest on notes payable.................................     3,911      3,332      3,189
  General and administrative................................       390        934        933
  Loss on sale of New America Electric......................        --      2,700         --
                                                              --------   --------   --------
                                                                 4,301      6,966      4,122
                                                              --------   --------   --------
Income before items shown below.............................     1,450        337      3,418
Income tax provision (benefit)..............................       542      1,097       (123)
Equity in undistributed earnings of subsidiaries............    16,980     18,284      1,706
                                                              --------   --------   --------
  Net income................................................    18,972     19,718      5,001
Retained earnings -- beginning of year......................   286,591    273,566    274,972
Cash dividends declared and paid............................    (6,977)    (6,693)    (6,407)
                                                              --------   --------   --------
Retained earnings -- end of year............................  $298,586   $286,591   $273,566
                                                              ========   ========   ========

See notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1994       1993      1992
                                                                --------   --------   -------
Cash flows from operating activities:
  Net income..................................................  $ 18,972   $ 19,718   $ 5,001
  Adjustments to reconcile net income with net cash,
     including temporary cash investments, provided by
     operating activities --
     Decrease (increase) in income taxes recoverable
     currently................................................     1,492       (711)     (661)
     Loss on sale of New America Electric.....................        --      2,700        --
     Equity in undistributed earnings of subsidiaries.........   (16,980)   (18,284)   (1,706)
     Other, net...............................................        39     (3,742)      596
                                                                --------   --------   -------
          Net cash provided (used) in operating activities....     3,523       (319)    3,230
                                                                --------   --------   -------
Cash flows from investing activities:
  Cash receipts from sale of New America Electric.............        --      4,052        --
  Other, net..................................................       289       (239)     (400)
                                                                --------   --------   -------
          Net cash provided (used) in investing activities....       289      3,813      (400)
                                                                --------   --------   -------
Cash flows from financing activities:
  Advances from subsidiaries, net.............................     3,054      1,481     2,500
  Payment of cash dividends...................................    (6,977)    (6,693)   (6,407)
  Other, net..................................................       100        430      (143)
                                                                --------   --------   -------
          Net cash used in financing activities...............    (3,823)    (4,782)   (4,050)
                                                                --------   --------   -------
Decrease in cash, including temporary cash investments........       (11)    (1,288)   (1,220)
Cash, including temporary cash investments -- beginning of
  year........................................................        33      1,321     2,541
                                                                --------   --------   -------
Cash, including temporary cash investments -- end of year.....  $     22   $     33   $ 1,321
                                                                ========   ========   =======

See notes to consolidated financial statements.