Form 10-Q
period 1995-03-31
WESCO FINANCIAL CORP
filed 1995-05-15
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995 or

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    --------------

Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                                     DELAWARE                                         95-2109453
                          -------------------------------                ------------------------------------
                          (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
                           incorporation or organization)

    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                                  818/585-6700
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)
  -------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                          -----   -----
                        APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 12, 1995

                         PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           See pages 8 through 11.



                          PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits -- None

           (b)  Reports on Form 8-K -- None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WESCO FINANCIAL CORPORATION




Date:     May 15, 1995                  By:
          ------------                     ----------------------------------
                                             Jeffrey L. Jacobson
                                             Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995


                                     INDEX

                                                                         Page
                                                                         ----
Condensed consolidated statement of income and
  retained earnings -- Three-month periods
  ended March 31, 1995 and March 31, 1994  . . . . . . . . . . . . . .     4

Condensed consolidated balance sheet --
  March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . .     5

Condensed consolidated statement of cash flows --
  Three-month periods ended March 31, 1995
  and March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .     6

Notes to condensed consolidated financial
  statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                               ----------------------------
                                                                                               March 31,         March 31,
                                                                                                 1995              1994
                                                                                               ---------          ---------
Revenues:
  Insurance premiums earned...........................................................         $  8,532          $    831
  Sales and service revenues..........................................................           17,659            16,449
  Dividend and interest income........................................................           17,507             7,395
  Gains (losses) on sales of securities
    and foreclosed property...........................................................              (22)              251
  Other...............................................................................              566               667
                                                                                               --------          --------
                                                                                                 34,242            25,593
                                                                                               --------          --------
Costs and expenses:
  Insurance losses, loss adjustment
    and underwriting expenses.........................................................            2,933             1,036
  Cost of services and products sold..................................................           14,061            13,302
  Selling, general and administrative expenses........................................            2,627             3,100
  Interest on notes payable...........................................................              844               851
                                                                                               --------          --------
                                                                                                 20,465            18,289
                                                                                               --------          --------
Income before income taxes ...........................................................           13,777             7,304
Provision for income taxes............................................................           (3,411)           (1,221)
                                                                                               --------          --------
 Net income ..........................................................................           10,366             6,083
Retained earnings -- beginning of period..............................................          298,586           286,591
Cash dividends declared and paid......................................................           (1,816)           (1,744)
                                                                                               --------          --------
Retained earnings -- end of period....................................................         $307,136          $290,930
                                                                                               ========          ========
Amounts per share based on 7,119,807 shares
  outstanding throughout each period:
  Net income...........................................................................           $1.46             $ .85
                                                                                                  =====             =====
  Cash dividends ......................................................................           $.255             $.245
                                                                                                  =====             =====





See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                          March 31,           Dec. 31,
                                                                            1995                1994
                                                                          ---------           --------
                               ASSETS

Cash and temporary cash investments...............................       $    4,184           $ 15,800
Investments:
   Securities with fixed maturities...............................          179,338            183,089
   Marketable equity securities...................................          821,552            696,261
Accounts receivable...............................................            8,799              6,501
Real estate held for sale.........................................           23,498             23,414
Property and equipment............................................           14,286             14,279
Other assets......................................................           28,092             22,417
                                                                         ----------           --------
                                                                         $1,079,749           $961,761
                                                                         ==========           ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses.....................       $   40,503           $ 39,785
Income taxes payable, principally deferred........................          232,804            191,858
Notes payable.....................................................           37,512             37,557
Other liabilities.................................................           12,289             14,414
                                                                         ----------           --------
    Total liabilities.............................................          323,108            283,614
                                                                         ----------           --------

Shareholders' equity:
  Capital stock and surplus.......................................           30,439             30,439
  Unrealized appreciation of investments,
     net of taxes.................................................          419,066            349,122
  Retained earnings...............................................          307,136            298,586
                                                                         ----------           --------
    Total shareholders' equity....................................          756,641            678,147
                                                                         ----------           --------
                                                                         $1,079,749           $961,761
                                                                         ==========           ========



See notes beginning on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                           -------------------------
                                                                           March 31,       March 31,
                                                                             1995            1994
                                                                           ---------       ---------
Net cash provided (used) by operating activities.........................   $  4,553        $(4,342)
                                                                            --------        -------

Cash flows from investing activities:
    Proceeds from maturities and redemptions of securities
                with fixed maturities ...................................      1,526          9,349
    Proceeds from sales of securities with fixed maturities..............      5,267             --
    Purchases of marketable equity securities............................    (20,688)            --
    Other, net...........................................................       (413)          (740)
                                                                             -------        -------
Net cash provided (used) by investing activities.........................    (14,308)         8,609
                                                                             -------        -------
Cash flows from financing activities:
    Repayment of short-term borrowings...................................         --         (5,000)
    Payment of cash dividends............................................     (1,816)        (1,744)
    Other, net...........................................................        (45)           (82)
                                                                            --------        -------
Net cash used by financing activities....................................     (1,861)        (6,826)
                                                                            --------        -------
Decrease in cash, including temporary
    cash investments.....................................................    (11,616)        (2,559)
Cash, including temporary cash investments --
    beginning of period..................................................     15,800          5,230
                                                                            --------        -------
Cash, including temporary cash investments -- end of period..............   $  4,184        $ 2,671
                                                                            ========        =======



Supplementary information:
  Interest paid during period............................................      $ 179          $  170
                                                                               =====          ======
  Income taxes paid, net, during period..................................      $ 294          $5,712
                                                                               =====          ======





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


NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 35 through 45 of its 1994 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.


NOTE 3

     Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the accompanying condensed consolidated balance sheet, in thousands of dollars:

                                                                      Three Months Ended
                                                                  ---------------------------
                                                                  March 31,         March 31,
                                                                    1995              1994
                                                                  ---------         ---------
Balance at December 31, 1994 and
  December 31, 1993..........................................     $349,122          $309,057
  Net increase in unrealized appreciation....................      107,773            24,454
  Increase in deemed applicable income taxes.................      (37,829)           (9,504)
                                                                  --------          --------

Balance at March 31, 1995 and
  March 31, 1994.............................................     $419,066          $324,007
                                                                  ========          ========

                          WESCO FINANCIAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




  Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 20 through 28 of its 1994 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

  The financial condition of Wesco and its subsidiaries continues to be sound and liquid.


RESULTS OF OPERATIONS

  Following is a breakdown of Wesco's consolidated net
(after-tax) income by business segment, in thousands of dollars:

                                                                             Three Months Ended
                                                                          ------------------------
                                                                          March 31,      March 31,
                                                                            1995           1994
                                                                          --------       ---------
Identified segments:
   Insurance segment:
      "Normal" net operating income................................       $ 8,983          $4,748
       Securities gains (losses)...................................           (14)            163
                                                                          -------          ------
       Segment net income..........................................         4,911

       Industrial segment net income (all "normal" net operating)..           906             672
Net income from other than identified business segments
   (all "normal" net operating)....................................           491             500
                                                                          -------          ------
        Net income -- consolidated.................................       $10,366          $6,083
                                                                          =======          ======

Insurance Segment

                       Following is a summary of the results of underwriting and investing activities comprising the "normal" net operating income of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                                               Three Months Ended
                                                            -----------------------
                                                            March 31,     March 31,
                                                              1995          1994
                                                            ---------     ---------
Premiums written .....................................       $ 5,427       $ 7,744
                                                             =======       =======

Premiums earned.......................................       $ 8,532       $   831
                                                             =======       =======

Underwriting gain (loss)..............................       $ 5,599       $  (205)
Dividend and interest income .........................         6,452         5,888
                                                             -------       -------
Income before income taxes............................        12,051         5,683
Provision for income taxes............................        (3,068)         (935)
                                                             -------       -------

"Normal" net operating income.........................       $ 8,983       $ 4,748
                                                             =======       =======


                    As previously reported, Wes-FIC entered into the super-catastrophe ("super-cat") reinsurance business in the first quarter of 1994, when National Indemnity Company ("NICO"), an insurance company subsidiary of Berkshire Hathaway Inc. ("Berkshire"), Wesco's ultimate parent company, retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance contracts (see Wesco's 1994 Form 10-K Annual Report for further details). Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association, another wholly owned subsidiary of Wesco, in January 1994.

                     Premiums written in the quarters ended March 31, 1995 and 1994 related almost entirely to super-cat reinsurance. The decrease in premiums written in the first quarter of 1995 from the volume reported for the first quarter of 1994 was caused mainly by NICO's renewal in the current year of only four of the six reinsurance contracts in which Wes-FIC participated in
1994.   Management of Berkshire has reported that super-cat reinsurance pricing has become less attractive due to competition from other companies that have recently raised capital to enter the business.

                    Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. The increase in premiums earned in the first quarter of 1995 over the comparable figure for the first quarter of 1994 was attributable to the expiration in the first quarter of 1995 of five of the six super-cat reinsurance contracts written in 1994. The underwriting gain reported for the first quarter of 1995 was attributable to the recognition of earned premiums without offsetting losses upon the expiration of the five super-cat reinsurance contracts.

Industrial Segment

                       Following is a summary of the results of operations of the industrial segment, whose operations comprise those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:

                                                            Three Months Ended
                                                        --------------------------
                                                        March 31,        March 31,
                                                          1995             1994
                                                        ---------        ---------
Revenues, principally sales
  and services.........................................  $17,699          $ 16,482
                                                         =======          ========

Income before income taxes.............................  $ 1,507          $  1,111
Provision for income taxes.............................     (601)             (439)
                                                         -------          --------
Industrial segment net income..........................  $   906          $    672
                                                         =======          ========


                       Industrial revenues increased  $1.2 million
(approximately 7 percent) for the first quarter of 1995 over those reported for the first quarter of 1994. This increase in revenues has been attributed mainly to improvement in the industrial sector of the economy.

                      Income before income taxes and net income of Precision Steel increased in the first quarter of the current year over the figures reported for the first quarter last year due mainly to increased volume of steel products sold and to improvement in the gross profit percentage from 19.1% of steel service revenues for the first quarter of 1994 to 20.4% for the first quarter of 1995. This percentage figure typically fluctuates slightly from period to period as a result of changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased.


Other Than Identified Business Segments

                       Earnings other than from identified business segments include mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiary, and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by the savings and loan subsidiary, (2) interest and other corporate expenses, and (3) income taxes.

        Realized securities gains and losses -- recorded through earnings when securities are sold or market values are other than temporarily impaired -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Earnings for the first quarter of 1995 included realized securities losses of $14,000, after taxes, versus gains of $163,000, after taxes, for the first quarter of 1994.

        Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes amounted to 24.8% and 16.7% for the quarters ended March 31, 1995 and March 31, 1994.

        Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of gains and losses from disposition or writedown of securities, foreclosed properties and other assets and liabilities; potential large insurance losses resulting from Wes-FIC's reinsurance operations; and the possible occurrence of other unusual items.