Form 10-Q
period 1995-06-30
WESCO FINANCIAL CORP
filed 1995-08-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]     Quarterly report pursuant to section 13 or 15 (d) of the
        Securities Exchange Act of 1934
        For the quarterly period ended    June 30, 1995      or
                                       -------------------

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to __________

Commission file number  1-4720
                       --------

                          WESCO FINANCIAL CORPORATION
     ---------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

           DELAWARE                                     95-2109453
     ----------------------                     --------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  818/585-6700
                              --------------------
             (Registrant's Telephone Number, Including Area Code)



     ---------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x      No
                                               -------      -------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       7,119,807 as of August 14, 1995
                       -------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             See pages 8 through 11.


                          PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security-Holders

             At the annual meeting of shareholders of Wesco Financial Corporation ("Wesco") held May 17, 1995, Wesco's shareholders reelected all Wesco's Directors. Nominees Charles T. Munger, Robert H. Bird and Elizabeth Caspers Peters each received 6,881,410 favorable votes (23,596 against), Carolyn H. Carlburg, William T. Caspers and James N. Gamble each received 6,879,410 favorable votes (25,596 against), and David K. Robinson received 6,879,168 favorable votes, (25,838 against). There were no votes withheld, abstentions or broker non-votes. No other matters were voted upon at the meeting.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits -- Exhibit 27 -- Financial Data Schedule

             (b)  Reports on Form 8-K -- None


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESCO FINANCIAL CORPORATION




Date:     August 14, 1995                 By:   /s/ Jeffrey L. Jacobson
       ---------------------------           ---------------------------
                                             Jeffrey L. Jacobson
                                             Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1995



                                     INDEX

                                                                                     Page
                                                                                     ----
Condensed consolidated statement of income and retained earnings --
    six and three-month periods ended June 30, 1995 and June 30, 1994   . . . . . .   4

Condensed consolidated balance sheet --
    June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .   5

Condensed consolidated statement of cash flows --
    six-month periods ended June 30, 1995 and June 30, 1994   . . . . . . . . . . .   6

Notes to condensed consolidated financial statements  . . . . . . . . . . . . . . .   7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                             ------------------------         -----------------------
                                                             June 30,        June 30,         June 30,       June 30,
                                                               1995            1994             1995           1994
                                                             --------        --------         --------       --------
Revenues:
  Insurance premiums earned . . . . . . . . . . . . .        $    751        $    247         $  9,283       $  1,078
  Sales and service revenues  . . . . . . . . . . . .          15,703          15,841           33,362         32,290
  Dividend and interest income  . . . . . . . . . . .           7,676           7,250           15,183         14,645
  Gains, net, on sales of securities
    and foreclosed property   . . . . . . . . . . . .           6,731             390            6,709            641
  Other . . . . . . . . . . . . . . . . . . . . . . .             587             428            1,153          1,095
                                                             --------        --------         --------       --------
                                                               31,448          24,156           65,690         49,749
                                                             --------        --------         --------       --------
Costs and expenses:
  Insurance losses, loss adjustment
     and underwriting expenses  . . . . . . . . . . .          (1,537)            366            1,396          1,402
  Cost of services and products sold  . . . . . . . .          12,628          12,578           26,689         25,880
  Selling, general and administrative expenses  . . .           3,003           3,604            5,630          6,704
  Interest on notes payable . . . . . . . . . . . . .             843             850            1,687          1,701
                                                             --------        --------         --------       --------
                                                               14,937          17,398           35,402         35,687
                                                             --------        --------         --------       --------
Income before income taxes  . . . . . . . . . . . . .          16,511           6,758           30,288         14,062
Provision for income taxes  . . . . . . . . . . . . .          (4,463)           (896)          (7,874)        (2,117)
                                                             --------        --------         --------       --------
Net income  . . . . . . . . . . . . . . . . . . . . .          12,048           5,862           22,414         11,945
Retained earnings -- beginning of period  . . . . . .         307,136         290,930          298,586        286,591
Cash dividends declared and paid  . . . . . . . . . .          (1,815)         (1,745)          (3,631)        (3,489)
                                                             --------        --------         --------       --------

Retained earnings -- end of period  . . . . . . . . .        $317,369        $295,047         $317,369       $295,047
                                                             ========        ========         ========       ========

Amounts per share based on 7,119,807 shares
  outstanding throughout each period:
  Net income  . . . . . . . . . . . . . . . . . . . .        $   1.69        $    .82         $   3.15       $   1.68
                                                             ========        ========         ========       ========

  Cash dividends  . . . . . . . . . . . . . . . . . .        $   .255        $   .245         $   .510       $   .490
                                                             ========        ========         ========       ========


See notes on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                    June 30,      Dec. 31,
                                                                      1995          1994
                                                                   ----------     --------
                                          ASSETS

Cash and temporary cash investments . . . . . . . . . . . . .      $   41,861     $ 15,800
Investments:
   Securities with fixed maturities . . . . . . . . . . . . .         148,744      183,089
   Marketable equity securities . . . . . . . . . . . . . . .         923,408      696,261
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .          67,951       66,611
                                                                   ----------     --------

                                                                   $1,181,964     $961,761
                                                                   ==========     ========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . .      $   38,445     $ 39,785
Income taxes payable, principally deferred  . . . . . . . . .         264,121      191,858
Notes payable . . . . . . . . . . . . . . . . . . . . . . . .          37,465       37,557
Other liabilities . . . . . . . . . . . . . . . . . . . . . .          10,938       14,414
                                                                   ----------     --------

      Total liabilities . . . . . . . . . . . . . . . . . . .         350,969      283,614
                                                                   ----------     --------

Shareholders' equity:
  Capital stock and surplus . . . . . . . . . . . . . . . . .          30,439       30,439
  Unrealized appreciation of investments, net of taxes  . . .         483,187      349,122
  Retained earnings . . . . . . . . . . . . . . . . . . . . .         317,369      298,586
                                                                   ----------     --------

      Total shareholders' equity  . . . . . . . . . . . . . .         830,995      678,147
                                                                   ----------     --------

                                                                   $1,181,964     $961,761
                                                                   ==========     ========


See notes on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                              -----------------------
                                                                              June 30,       June 30,
                                                                                1995           1994
                                                                              --------       --------

Net cash provided by operating activities   . . . . . . . . . . . . . . .     $  8,535       $  3,309
                                                                              --------       --------

Cash flows from investing activities --
 Proceeds from sales and maturities of investment securities  . . . . . .       41,064         19,529
 Purchases of marketable equity securities  . . . . . . . . . . . . . . .      (20,687)            --
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          872         (4,145)
                                                                              --------       --------

Net cash provided by investing activities . . . . . . . . . . . . . . . .       21,249         15,384
                                                                              --------       --------

Cash flows from financing activities --
 Repayment of short-term borrowings   . . . . . . . . . . . . . . . . . .           --        (10,385)
 Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . .       (3,631)        (3,489)
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (92)          (167)
                                                                              --------       --------
Net cash used by financing activities . . . . . . . . . . . . . . . . . .       (3,723)       (14,041)
                                                                              --------       --------

Increase in cash, including temporary cash investments   . . . . . . . .        26,061          4,652
Cash, including temporary cash investments -- beginning of period  . . .        15,800          5,230
                                                                              --------       --------

Cash, including temporary cash investments -- end of period  . . . . . .      $ 41,861       $  9,882
                                                                              ========       ========


Supplementary information:

 Interest paid during period . . . . . . . . . . . . . . . . . . . . . .      $  1,687       $  1,860
                                                                              ========       ========

 Income taxes paid during period . . . . . . . . . . . . . . . . . . . .      $  7,880       $ 10,061
                                                                              ========       ========


See notes on page 7.

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


NOTE 3

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the accompanying condensed consolidated balance sheet, in thousands of dollars:


                                                   Three Months Ended                      Six Months Ended
                                          ---------------------------------      ---------------------------------
                                          June 30, 1995       June 30, 1994      June 30, 1995       June 30, 1994
                                          -------------       -------------      -------------       -------------
 Balance at beginning of period  . . .       $419,066            $324,007           $349,122            $309,057
 Net increase in unrealized
     appreciation  . . . . . . . . . .         98,560              73,638            206,333              98,092


 Increase in deemed applicable
     income taxes  . . . . . . . . . .        (34,439)            (24,837)           (72,268)            (34,341)
                                             --------            --------           --------            --------

 Balance at end of period  . . . . . .       $483,187            $372,808           $483,187            $372,808
                                             ========            ========           ========            ========

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


FINANCIAL CONDITION

         The financial condition of Wesco and its subsidiaries continues to be very sound and liquid.


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                      Three Months Ended               Six Months Ended
                                                   ------------------------        ------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     1995            1994            1995            1994
                                                   --------        --------        --------        --------
Net income from identified segments:
   Insurance segment:
      "Normal" net operating income . . . . . . .   $ 6,977         $4,932          $15,960         $ 9,680
       Securities gains . . . . . . . . . . . . .     2,283             --            2,269             163
                                                    -------         ------          -------         -------
       Segment net income . . . . . . . . . . . .     9,260          4,932           18,229           9,843
                                                    -------         ------          -------         -------
   Industrial segment net income
      (all "normal" net operating)  . . . . . . .       592            794            1,498           1,466
                                                    -------         ------          -------         -------
Net income from other than identified
   business segments:
     "Normal" net operating income  . . . . . . .       287            136              778             636
     Securities gains   . . . . . . . . . . . . .     1,909             --            1,909              --
                                                    -------         ------          -------         -------
     Nonsegment net income  . . . . . . . . . . .     2,196            136            2,687             636
                                                    -------         ------          -------         -------
Net income -- consolidated  . . . . . . . . . . .   $12,048         $5,862          $22,414         $11,945
                                                    =======         ======          =======         =======

Insurance Segment

        Following is a summary of the results of underwriting and investing activities comprising the "normal" net operating income of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                                              Three Months Ended             Six Months Ended
                                                            -----------------------       -----------------------
                                                            June 30,       June 30,       June 30,       June 30,
                                                              1995           1994           1995           1994
                                                            --------       --------       --------       --------
Premiums written  . . . . . . . . . . . . . . . . . . .     $    --        $1,084         $ 5,427         $ 8,828
                                                            =======        ======         =======         =======

Premiums earned . . . . . . . . . . . . . . . . . . . . .   $   751        $  247         $ 9,283         $ 1,078
                                                            =======        ======         =======         =======

Underwriting gain (loss)  . . . . . . . . . . . . . . . .   $ 2,288        $ (119)        $ 7,887         $  (324)
Dividend and interest income  . . . . . . . . . . . . . .     6,603         5,977          13,055          11,865
                                                            -------        ------         -------         -------
Income before income taxes  . . . . . . . . . . . . . . .     8,891         5,858          20,942          11,541
Provision for income taxes  . . . . . . . . . . . . . . .    (1,914)         (926)         (4,982)         (1,861)
                                                            -------        ------         -------         -------

"Normal" net operating income . . . . . . . . . . . . . .   $ 6,977        $4,932         $15,960         $ 9,680
                                                            =======        ======         =======         =======


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

        Premiums written in the 1994 and 1995 periods shown above have consisted almost entirely of super-cat premiums received from NICO. The decrease in premiums written in the 1995 periods from the volume of 1994 was caused mainly by NICO's renewal in the first quarter of 1995 of only four of the six reinsurance contracts in which Wes-FIC participated last year. No such business was retroceded to Wes-FIC in the second quarter of the current year. Management of Berkshire has reported that super-cat reinsurance pricing has become less attractive due to competition from other companies that have recently raised capital to enter the business.

      Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. The increases in recognition of earned premiums in the 1995 periods shown above over the corresponding 1994 figures were attributable mainly to expiration of the six super-cat policies discussed above.

      An underwriting loss has typically been reported by Wes-FIC each year. The underwriting gain reported for the six-month period ended June 30, 1995 was attributable mainly to the recognition, in the first quarter, of earned premiums without offsetting losses upon the expiration of the six super-cat reinsurance contracts written in 1994. The factor principally responsible for the underwriting gain reported for the second quarter of 1995 was a downward revision of estimated liabilities for losses and loss expenses with respect to business written in earlier years.


Industrial Segment

      Following is a summary of the results of operations of the industrial segment, whose operations comprise those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:

                                                               Three Months Ended           Six Months Ended
                                                             ----------------------      ----------------------
                                                             June 30,      June 30,      June 30,      June 30,
                                                               1995          1994          1995          1994
                                                             --------      --------      --------      --------
Revenues, principally sales and services  . . . . . . .      $15,732       $15,955       $33,431       $32,437
                                                             =======       =======       =======       =======

Income before income taxes  . . . . . . . . . . . . . .      $   982       $ 1,317       $ 2,489       $ 2,428
Provision for income taxes  . . . . . . . . . . . . . .         (390)         (523)         (991)         (962)
                                                             -------       -------       -------       -------

Industrial segment net income . . . . . . . . . . . . .      $   592       $   794       $ 1,498       $ 1,466
                                                             =======       =======       =======       =======


      Sales volume in terms of pounds of steel sold in the second quarter and first six months of 1995 deceased by 10.6% and 4.9% from the volume of the corresponding periods last year, due, it is believed, to a weakening of the industrial sector of the economy. However, as a result of increases in the proportion of sales of higher-priced products, overall revenues of the industrial segment were relatively unchanged.

     Income before income taxes and net income of Precision Steel typically fluctuate from period to period for a number of reasons, including fluctuations in sales volume and changes in the gross profit percentage caused by changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased. The gross profit percentages were 19.6% and 20.6% for the second quarters of 1995 and 1994, and 20.0% and 19.9% for the corresponding six-month periods.

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

                             *    *    *    *    *


      Realized securities gains and losses -- recorded when securities are sold or when market values are considered to be other than temporarily impaired -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the present existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio.

      Consolidated earnings for the first six months of 1995 include realized securities gains of $4,178,000, after taxes, and are net of after-tax losses of $14,000 realized in the first quarter. Earnings for the first six months of 1994 include after-tax gains of $163,000, all realized in the first quarter. The 1995 figure includes a gain of $4,192,000, after taxes, realized in the second quarter by Wesco and its subsidiaries on conversion to common stock and sale of their investment in cumulative convertible preferred stock of Champion International Corporation.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 27.0% and 13.3% for the second quarters and 26.0% and 15.1% for the six-month periods ended June 30, 1995 and June 30, 1994.

      Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of gains and losses from disposition or writedown of securities, foreclosed properties and other assets and liabilities; potential large insurance losses; and the possible occurrence of other unusual items.