Form 10-Q
period 1995-09-30
WESCO FINANCIAL CORP
filed 1995-11-13
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1995  or
                                       ------------------

        Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

        Commission file number 1-4720
                               ------



                          WESCO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             DELAWARE                                 95-2109453
 -------------------------------                  ------------------
 (State or Other Jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


   301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
  --------------------------------------------------------------------------
                   (Address of Principal Executive Offices)



                                  818/585-6700
----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


-----------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 13, 1995

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         See pages 8 through 12.


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

                                       WESCO FINANCIAL CORPORATION




Date:     November 13, 1995            By:  /s/ JEFFREY L. JACOBSON
      --------------------------          -----------------------------
                                          Jeffrey L. Jacobson
                                          Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1995



                                     INDEX

                                                                                                          Page
                                                                                                          ----
Condensed consolidated statement of income and
    retained earnings -- Nine- and three-month periods
    ended September 30, 1995 and September 30, 1994   . . . . . . . . . . . . . . . . . . . . . . .         4

Condensed consolidated balance sheet --
    September 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . .         5

Condensed consolidated statement of cash flows --
    nine-month periods ended September 30, 1995
    and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Notes to condensed consolidated financial
    statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

                          WESCO FINANCIAL CORPORATION

       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

           (Dollar amounts in thousands except for amounts per share)
                                  (Unaudited)

                                                                           Three Months Ended            Nine Months Ended
                                                                        ------------------------      ------------------------
                                                                        Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                                          1995           1994            1995           1994
                                                                        ---------      ---------      ---------      ---------
Revenues:
   Insurance premiums earned  . . . . . . . . . . . . . . . . . .       $      3       $      0         $  9,286       $  1,078
   Sales and service revenues . . . . . . . . . . . . . . . . . .         15,010         15,707           48,372         47,997
   Dividend and interest income   . . . . . . . . . . . . . . . .          7,589          7,069           22,772         21,714
   Gains (losses) on sales of securities
     and foreclosed property  . . . . . . . . . . . . . . . . . .            888           (318)           7,597            323
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            326            314            1,479          1,409
                                                                        --------       --------         --------       --------
                                                                          23,816         22,772           89,506         72,521
                                                                        --------       --------         --------       --------
Costs and expenses:
   Insurance losses, loss adjustment
      and underwriting expenses . . . . . . . . . . . . . . . . .             96         (1,633)           1,492           (231)
   Cost of services and products sold . . . . . . . . . . . . . .         12,194         12,549           38,883         38,429
   Selling, general and administrative expenses . . . . . . . . .          3,076          2,630            8,706          9,348
   Interest on notes payable  . . . . . . . . . . . . . . . . . .            843            860            2,530          2,547
                                                                        --------       --------         --------       --------
                                                                          16,209         14,406           51,611         50,093
                                                                        --------       --------         --------       --------
Income before income taxes  . . . . . . . . . . . . . . . . . . .          7,607          8,366           37,895         22,428
Provision for income taxes  . . . . . . . . . . . . . . . . . . .         (1,332)        (1,614)          (9,206)        (3,731)
                                                                        --------       --------         --------       --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,275          6,752           28,689         18,697
Retained earnings -- beginning of period  . . . . . . . . . . . .        317,369        295,047          298,586        286,591
Cash dividends declared and paid  . . . . . . . . . . . . . . . .         (1,816)        (1,745)          (5,447)        (5,234)
                                                                        --------       --------         --------       --------

Retained earnings -- end of period  . . . . . . . . . . . . . . .       $321,828       $300,054         $321,828       $300,054
                                                                        ========       ========         ========       ========

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . .          $ .88          $ .95            $4.03          $2.63
                                                                           =====          =====            =====          =====

   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . .         $ .255         $ .245           $ .765         $ .735
                                                                          ======         ======           ======         ======



See notes on page 7.

                          WESCO FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                   Sept. 30,          Dec. 31,
                                                                                      1995              1994
                                                                                  -----------        -----------
                                              ASSETS

Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . . .     $   56,157         $   15,800
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . . . . .        142,430            183,089
   Marketable equity securities . . . . . . . . . . . . . . . . . . . . . . .        961,731            696,261
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63,900             66,611
                                                                                  ----------         ----------
                                                                                  $1,224,218         $  961,761
                                                                                  ==========         ==========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . . . . .     $   36,668         $   39,785
Income taxes payable, principally deferred  . . . . . . . . . . . . . . . . .        276,398            191,858
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,417             37,557
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,705             14,414
                                                                                  ----------         ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        362,188            283,614

Shareholders' equity:
   Capital stock and surplus  . . . . . . . . . . . . . . . . . . . . . . . .         30,439             30,439
   Unrealized appreciation of investments, net of taxes . . . . . . . . . . .        509,763            349,122
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        321,828            298,586
                                                                                  ----------         ----------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .        862,030            678,147
                                                                                  ----------         ----------
                                                                                  $1,224,218         $  961,761
                                                                                  ==========         ==========




See notes on page 7.

                          WESCO FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                -------------------------
                                                                                                 Sept. 30,      Sept. 30,
                                                                                                   1995           1994
                                                                                                ---------       ---------
Net cash provided by operating activities   . . . . . . . . . . . . . . . . . . . . . . .        $ 13,596       $  8,104
                                                                                                 --------       --------

Cash flows from investing activities --
   Proceeds from sales and maturities of investment securities  . . . . . . . . . . . . .          49,951         33,292
   Purchases of marketable equity securities  . . . . . . . . . . . . . . . . . . . . . .         (20,687)            --
   Purchases of securities with fixed maturities . .. . . . . . . . . . . . . . . . . . .              --        (20,637)
   Other, net     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,084          3,072
                                                                                                 --------       --------

Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . .          32,348         15,727
                                                                                                 --------       --------

Cash flows from financing activities --
   Repayment of short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (10,385)
   Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,447)        (5,234)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (140)          (252)
                                                                                                 --------       --------
Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,587)       (15,871)
                                                                                                 --------       --------

Increase in cash, including temporary cash investments  . . . . . . . . . . . . . . . . .          40,357          7,960
Cash, including temporary cash investments -- beginning of period . . . . . . . . . . . .          15,800          5,230
                                                                                                 --------       --------

Cash, including temporary cash investments -- end of period . . . . . . . . . . . . . . .        $ 56,157       $ 13,190
                                                                                                 ========       ========


Supplementary information:

   Interest paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,864       $  1,831
                                                                                                 ========       ========

   Income taxes paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,261       $ 11,380
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

NOTE 3

Following is a summary of marketable equity securities, in thousands of dollars:

                                                           September 30, 1995                December 31, 1994
                                                       --------------------------        -------------------------
                                                                       Market and                       Market and
                                                                        Carrying                         Carrying
                                                         Cost             Value             Cost           Value
                                                       --------        ----------         --------      ----------
  Federal Home Loan Mortgage
      Corporation common stock . . . . . . . . . .     $ 71,729         $497,700          $ 71,729       $363,600
  The Coca-Cola Company common stock . . . . . . .       40,761          248,593            40,761        185,544
  The Gillette Company common stock  . . . . . . .       40,000          152,400            40,000        119,800
  Other . . . . . . . . . . . . .  . . . . . . . .       34,952           63,038            14,265         27,317
                                                       --------         --------          --------       --------
                                                       $187,442         $961,731          $166,755       $696,261
                                                       ========         ========          ========       ========

NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:

                                              Three Months Ended              Nine Months Ended
                                           ------------------------       -------------------------
                                           Sept. 30,      Sept. 30,       Sept. 30,       Sept. 30,
                                             1995           1994            1995            1994
                                           --------       --------        --------        --------
 Balance at beginning of period  . . .     $483,187       $372,808        $349,122        $309,057

 Net increase (decrease) in
     unrealized appreciation . . . . .       40,902        (40,468)        247,235          57,624


 (Increase) decrease in deemed
     applicable income taxes . . . . .      (14,326)        13,960         (86,594)        (20,381)
                                           --------       --------        --------        --------

 Balance at end of period  . . . . . .     $509,763       $346,300        $509,763        $346,300
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


FINANCIAL CONDITION


         Wesco's shareholders' equity at September 30, 1995 was $862,030,000 or $121.07 per share, up $31,035,000 or $4.35 per share for the third quarter of 1995, and up $183,883,000 or $25.82 per share for the first nine months. This increase was due principally to the continued increase in unrealized appreciation of investments, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Unrealized appreciation totaled $509,763,000 or $71.60 per share at September 30, 1995 -- about 59% of shareholders' equity, compared to 58% at June 30, 1995 and 51% at December 31, 1994. Unrealized appreciation is recorded by reference to current market values, which are subject to fluctuation, and ultimate realization is generally unpredictable. Even if appreciation of investments is ignored, the financial condition of Wesco and its subsidiaries continues to be very sound and liquid.

RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:


                                                                         Three Months Ended           Nine Months Ended
                                                                     ------------------------       -------------------------
                                                                     Sept. 30,      Sept. 30,        Sept. 30,       Sept. 30,
                                                                       1995            1994            1995            1994
                                                                     --------        --------       ---------       ---------
Net income from identified segments:
   Insurance segment:
      "Normal" net operating income . . . . . . . . . . . . . . . .   $5,279          $6,013          $21,239         $15,693
       Securities gains     . . . . . . . . . . . . . . . . . . . .      155               1            2,424             164
                                                                      ------          ------          -------         -------
       Segment net income   . . . . . . . . . . . . . . . . . . . .    5,434           6,014           23,663          15,857
                                                                      ------           -----           ------          ------
   Industrial segment net income
       (all "normal" net operating) . . . . . . . . . . . . . . . .      439             685            1,937           2,151
                                                                      ------          ------           ------          ------
Net income other than from identified
    business segments:
       "Normal" net operating income  . . . . . . . . . . . . . . .      402              53            1,180             689
       Securities gains . . . . . . . . . . . . . . . . . . . . . .       --              --            1,909              --
                                                                      ------          ------          -------         -------
       Nonsegment net income  . . . . . . . . . . . . . . . . . . .      402              53            3,089             689
                                                                      ------          ------          -------         -------
Net income -- consolidated  . . . . . . . . . . . . . . . . . . . .   $6,275          $6,752          $28,689         $18,697
                                                                      ======          ======          =======         =======


Insurance Segment

       Following is a summary of the results of underwriting and investing activities comprising the "normal" net operating income of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                                                              Three Months Ended            Nine Months Ended
                                                                             ---------------------       ---------------------
                                                                            Sept. 30,    Sept. 30,      Sept. 30,     Sept. 30,
                                                                              1995          1994           1995          1994
                                                                            ---------    ---------      ---------     ---------
Premiums written (returned), net  . . . . . . . . . . . . . . . . . . .      $   381      $    (3)       $ 5,808       $ 8,825
                                                                             =======      =======        =======       =======

Premiums earned             . . . . . . . . . . . . . . . . . . . . . .      $     3      $    --        $ 9,286       $ 1,078
                                                                             =======      =======        =======       =======

Underwriting gain (loss)    . . . . . . . . . . . . . . . . . . . . . .      $  (174)     $ 1,632        $ 7,713       $ 1,308
Dividend and interest income  . . . . . . . . . . . . . . . . . . . . .        6,611        6,029         19,666        17,894
                                                                             -------      -------        -------       -------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . .        6,437        7,661         27,379        19,202
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . .       (1,158)      (1,648)        (6,140)       (3,509)
                                                                             -------      -------        -------       -------
"Normal" net operating income . . . . . . . . . . . . . . . . . . . . .      $ 5,279      $ 6,013        $21,239       $15,693
                                                                             =======      =======        =======       =======

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

         Premiums written in the first nine months of 1995 and 1994 have consisted almost entirely of super-cat premiums retroceded by NICO. The decrease in volume of premiums written in the first nine months of the current year was caused by NICO's retrocession to Wes-FIC of fewer contracts in 1995 than in 1994, as not all of the contracts in which Wes-FIC participated in 1994 were renewed. Management of Berkshire has reported that super-cat reinsurance pricing has become less attractive due to competition from other companies that have recently raised capital to enter the business.

         Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. The increase in recognition of earned premiums for the nine-month period ended September 30, 1995 over the corresponding 1994 figure was attributable mainly to expiration of the super-cat policies discussed above.

         An underwriting loss has typically been reported by Wes-FIC each year. The underwriting gain reported for the nine-month period ended September 30, 1995 was attributable mainly to the recognition, in the first quarter, of earned premiums without offsetting losses upon the expiration of the six super-cat reinsurance contracts written in 1994. The factors principally responsible for the underwriting gains reported for the third quarter and first nine months of 1994 were downward revisions of estimated liabilities for losses and loss expenses with respect to business written in earlier years.

Industrial Segment

         Following is a summary of the results of operations of the industrial segment, whose operations comprise those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:


                                                             Three Months Ended            Nine Months Ended
                                                         --------------------------      ----------------------
                                                         Sept. 30,        Sept. 30,      Sept. 30,    Sept. 30,
                                                           1995             1994           1995         1994
                                                         ---------        ---------      ---------    ---------
Revenues, principally sales
     and services   . . . . . . . . . . . . . . . . . .   $15,039          $15,717        $48,470      $48,154
                                                          =======          =======        =======      =======

Income before income taxes  . . . . . . . . . . . . . .   $   735          $ 1,146        $ 3,224      $ 3,574
Provision for income taxes  . . . . . . . . . . . . . .      (296)            (461)        (1,287)      (1,423)
                                                          -------          -------        -------     --------

Industrial segment net income . . . . . . . . . . . . .   $   439          $   685        $ 1,937      $ 2,151
                                                          =======          =======        =======      =======


         Sales volumes in terms of pounds of steel sold in the third quarter and first nine months of 1995 decreased by 13.4% and 7.6% from the volumes of the corresponding periods last year, due, it is believed, to a weakening of the industrial sector of the economy. However, as a result of increases in the proportion of sales of higher-priced products, overall revenues of the industrial segment were relatively unchanged.

         Income before income taxes and net income of Precision Steel typically fluctuate from period to period for a number of reasons, including fluctuations in sales volume and changes in the gross profit percentage caused by changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased. The gross profit percentages were 18.8% and 20.1% for the third quarters of 1995 and 1994, and 19.6% and 19.9% for the corresponding nine-month periods.


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

                             *    *    *    *    *

         Realized securities gains and losses -- recorded when securities are sold or when market values are considered to be other than temporarily impaired -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the present existence of substantial net unrealized price appreciation in Wesco's consolidated investment portfolio.

         Consolidated earnings for the first nine months of 1995 include realized securities gains of $4,333,000, after taxes, compared to $164,000 for the first nine months of 1994. The 1995 figure includes a gain of $4,192,000, after taxes, realized in the second quarter by Wesco and its subsidiaries on conversion to common stock and sale of their investment in cumulative convertible preferred stock of Champion International Corporation.

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 17.5% and 19.3% for the third quarters and 24.3% and 16.6% for the nine-month periods ended September 30, 1995 and September 30, 1994.

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

                             *    *    *    *    *

         On October 31, 1995, Salomon Inc, in accordance with the terms of its cumulative convertible preferred stock, redeemed 20% of the $100,000,000 par value of such shares owned by Wesco and its subsidiaries at par plus accrued dividends. There will be no effect on Wesco's consolidated fourth quarter earnings other than to record the dividends.