Form 10-K
period 1995-12-31
WESCO FINANCIAL CORP
filed 1996-03-28
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended December 31, 1995 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ------------ to ------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 20, 1996 was: $222,518,000

     The number of shares outstanding of the registrant's Capital Stock as of March 20, 1996 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Title of Document                             Parts of Form 10-K
       Proxy Statement for 1996 Annual                  Part III, Items 10, 11, 12
           Meeting of Shareholders                                and 13

PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. The principal businesses of Wesco, conducted by wholly owned subsidiaries, are (1) the property and casualty insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985, and (2) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979. Through late 1993, Wesco also engaged in the savings and loan business, through Mutual Savings and Loan Association ("Mutual Savings"), which was incorporated in California in 1925, gave up its status as a regulated thrift institution after disposing of its savings accounts and most of its real estate loans in October 1993, and, in a statutory merger effective January 1, 1994, merged into Wes-FIC.

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

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps or its predecessor by the same name (collectively, "Blue Chip"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Wesco and its subsidiaries are thus controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of 40% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations, but Mr. Buffett has no active participation in Wesco's management.

     Wesco's activities, through 1993, fell into three business segments -- financial, insurance, and industrial. The financial segment included the savings and loan business operated by Mutual Savings as well as other activities more closely associated with the savings and loan business than any of Wesco's other principal businesses, namely, investment activity other than Wes-FIC's and parent company operations. The insurance segment consisted of Wes-FIC's insurance business. The industrial segment comprised Precision Steel's steel service center operations and, until mid-1993, the manufacture of electrical products by New America Electric.

     Effective with the beginning of 1994, following Mutual Savings' discontinuance as a regulated savings and loan association late in 1993 and its subsequent statutory merger into Wes-FIC, the financial segment classification no longer served a useful purpose and was discontinued. The insurance segment was expanded to reflect Wes-FIC's absorption of the portion of Mutual Savings' business that in recent years had employed the majority of its assets in terms of market value: the indirect real estate lending business engaged in through ownership of 7.2 million shares of common stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and mortgage-backed securities. Other, relatively insignificant operations were removed from the financial segment and are no longer identified with any specific business segment; these include (1) investment activity other than Wes-FIC's, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     The amounts of revenues, operating profit and identifiable assets attributable to each of Wesco's business segments are included in Note 8 to the accompanying consolidated financial statements.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. On January 1, 1994, Wes-FIC's shareholder's equity (net worth) increased from $329 million to $569 million as a result of the absorption of Mutual Savings' remaining net assets through merger. Primarily due to appreciation of investments, Wes-FIC's shareholder's equity has increased to $907 million as of 1995 yearend.

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

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC is competitively well positioned, inasmuch as its premiums written in 1995 amounted to approximately 1% of its statutory surplus compared to an industry average of about 130% based on figures reported for 1994.

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

     Wes-FIC's traditional strength, made even greater by the absorption of Mutual Savings, enabled it to enter into the business of "super-catastrophe" reinsurance, through several subcontracts retroceded by NICO at favorable terms in 1994, most of which were renewed in 1995. Super-catastrophe reinsurance is the insurance that insurance companies buy from other insurance companies to protect themselves against major catastrophic losses. An insurer in this business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a large super catastrophe occurs.

     Berkshire has indicated that its insurance subsidiaries may from time to time be offered super-catastrophe reinsurance business that is somewhat larger than it wishes to retain and may make a portion of the business available to Wes-FIC, as NICO did in 1994 and 1995. Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of future retrocessions of reinsurance offered by wholly owned subsidiaries of Berkshire provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession will be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of Berkshire subsidiaries; (2) the Berkshire subsidiary will receive a ceding commission of 3% of premiums, probably less than the Berkshire subsidiary could get in the marketplace; (3) Wes-FIC will assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) wholly owned Berkshire subsidiaries will retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and (5) the aggregate premiums from this type of business in any twelve-month period will not exceed 10% of Wes-FIC's net worth.

     Wes-FIC is licensed to write direct business, as distinguished from reinsurance, in Nebraska, Utah and Iowa. It wrote a very small volume of such insurance during 1995 and earned $6,000 in direct premiums.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that additional reinsurance retrocessions, especially super-catastrophe, or other insurance arrangements, including ones similar to the Fireman's Fund contract, will become available to Wes-FIC if attractive opportunities arise.

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

     The steel service businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders decreased to approximately $5.4 million as of December 31, 1995 from $6.1 million as of December 31, 1994.

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

     Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Freddie Mac (whose market value has increased from $359 million at yearend 1993 to $601 million at yearend 1995 -- versus cost of about $72 million) and approximately $46 million of securitized mortgages. Immediately after 1993 yearend, Mutual Savings merged into Wes-FIC, which continues to engage in indirect lending activities. This business is regulated by the Nebraska Department of Insurance, replacing federal and California thrift regulators, and is now included in the insurance segment.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, invests in marketable securities of unaffiliated companies. (See Note 2 to the accompanying consolidated financial statements for summaries of investments.)

     Following Mutual Savings' merger into Wes-FIC, the financial segment disappeared. Starting with 1994, extraneous, relatively insignificant operations that had previously been included in the financial segment because they were indirectly related to operation of the savings and loan association were removed from that segment and are no longer identified with any segment as they do not in any way relate to the two remaining segments. These extraneous operations include (1) investment activity other than Wes-FIC's, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     Eight full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2.  PROPERTIES

     MS Property owns a business block in downtown Pasadena, California, which is improved with a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, as well as three commercial store buildings and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remainder is leased to outside parties, including CenFed, law firms and others, under agreements expiring at various dates to 2008. MS Property also owns a parking lot with space for approximately 100 automobiles across the street from the garage structure.

     Wes-FIC uses as its place of business the Omaha, Nebraska headquarters office of NICO.

     MS Property holds real estate acquired by Mutual Savings or itself through foreclosure. The most valuable parcel, acquired in 1966, consists of 22 acres of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of townhomes and residential lots has been in process of construction and sale for a number of years. Approximately half of the townhomes and lots have been sold to date, including several in 1995. Other properties owned at 1995 yearend included several buildings in a small shopping center in Upland, California, which are leased to various small businesses, and several single-family residences in Southern California, of which one is undergoing extensive remodeling to enhance its marketability, another was sold after 1995 yearend, and the others are listed for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Wesco's shareholders subsequent to the annual meeting held in May 1995.

PART II

ITEM 5.

     Wesco's capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

     The following table sets forth the ranges of stock prices reported in The Wall Street Journal for Wesco's shares trading on the American Stock Exchange, by quarter, for 1995 and 1994, as well as cash dividends paid by Wesco on each outstanding share:

                                  1995                                                 1994
                     ----------------------------                          ---------------------------
                       SALES PRICE                                          SALES PRICE
                     ---------------    DIVIDENDS                          ---------------   DIVIDENDS
  QUARTER ENDED       HIGH     LOW        PAID          QUARTER ENDED       HIGH     LOW       PAID
------------------   ------   ------    ---------     ------------------   ------   ------   ---------
March 31..........    $128     $113 1/2  $ 0.255      March 31..........    $136     $124 1/2  $0.245
June 30...........     133 3/4  116 1/8    0.255      June 30...........     131      115       0.245
September 30......     150      124        0.255      September 30......     124      114       0.245
December 31.......     192      144        0.255      December 31.......     119 1/2  112 1/2   0.245
                                         -------                                               ------
                                         $ 1.020                                               $0.980
                                         =======                                               ======

     There were approximately 825 shareholders of record of Wesco's capital stock as of the close of business on March 19, 1996. It is estimated that approximately 3,000 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1995 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1994       1993       1992       1991
                                          --------   --------   --------   --------   --------
Revenues:
  Sales and service revenues............  $ 62,271   $ 62,143   $ 63,627   $ 65,438   $ 65,341
  Insurance premiums earned.............     9,294      1,133     12,158     19,587      5,307
  Interest and dividends on investments
     other than mortgage-backed
     securities.........................    27,774     26,207     28,152     28,186     34,477
  Interest on loans and mortgage-backed
     securities.........................     2,499      2,810      7,952     16,688     15,196
  Gains, net, on sales of securities and
     foreclosed property................     7,428        323      1,783        105     10,714
  Gain on disposition of Mutual Savings'
     loans and deposits.................        --         --      1,577         --         --
  Other.................................     1,791      2,842      2,109      1,811      1,811
                                          --------   --------   --------   --------   --------
                                           111,057     95,458    117,358    131,815    132,846
                                          --------   --------   --------   --------   --------
Costs and expenses:
  Cost of products and services sold....    50,019     49,459     51,570     52,491     53,462
  Insurance losses and expenses.........     1,501       (571)    12,894     20,779      6,685
  Interest on savings accounts..........        --         --      5,792     11,986     18,311
  Selling, general and administrative...    11,142     13,411     16,051     15,813     14,986
  Interest on notes payable.............     3,371      3,394      4,610      4,872      4,773
  Other-than-temporary decline in value
     of investment in USAir preferred
     stock..............................        --      9,000         --         --         --
  Loss on sale of New America
     Electric...........................        --         --      2,700         --         --
                                          --------   --------   --------   --------   --------
                                            66,033     74,693     93,617    105,941     98,217
                                          --------   --------   --------   --------   --------
Income before income taxes and
  cumulative effect of change in
  accounting for income taxes...........    45,024     20,765     23,741     25,874     34,629
Provision for income taxes..............   (10,483)    (1,793)    (5,046)   (20,873)*   (5,107)
                                          --------   --------   --------   --------   --------
Income before cumulative effect of
  change in accounting for income
  taxes.................................    34,541     18,972     18,695      5,001*    29,522
Cumulative effect of change in
  accounting for income taxes...........        --         --      1,023         --         --
                                          --------   --------   --------   --------   --------
Net income..............................  $ 34,541   $ 18,972   $ 19,718   $  5,001*  $ 29,522
                                          ========   ========   ========   ========   ========
Amounts per share:
  Income before cumulative effect of
     change in accounting for income
     taxes..............................  $   4.85   $   2.66   $   2.63   $    .70*  $   4.15
  Net income............................      4.85       2.66       2.77        .70*      4.15
                                          ========   ========   ========   ========   ========
  Cash dividends........................  $   1.02   $    .98   $    .94   $    .90   $    .86
                                          ========   ========   ========   ========   ========

---------------

* Reflects tax provision of $17,500, or $2.46 per share, related to recapture of special bad debt tax deductions, which was required to be recorded when Mutual Savings decided to give up its status as a regulated savings and loan association.

                                                               DECEMBER 31,
                                        -----------------------------------------------------------
                                           1995         1994        1993        1992        1991
                                        -----------   ---------   ---------   ---------   ---------
Assets:
  Cash and temporary cash
     investments......................   $   87,981    $ 15,800    $  5,230    $123,705    $ 41,849
  Investments*--
     Securities with fixed
       maturities.....................      119,575     183,089     202,126     236,513     339,989
     Marketable equity securities.....    1,102,221     696,261     639,958     331,770     320,819
  Real estate loans receivable........        1,352       5,884       1,848     101,891     100,876
  Other assets........................       54,598      60,727      65,993      71,080      67,596
                                         ----------    --------    --------    --------    --------
  Total assets........................   $1,365,727    $961,761    $915,155    $864,959    $871,129
                                         ==========    ========    ========    ========    ========
Liabilities:
  Insurance losses and expenses.......   $   34,195    $ 39,785    $ 53,818    $ 61,526    $ 60,252
  Savings accounts....................           --          --          --     250,612     286,904
  Income taxes payable,
     principally deferred*............      324,341     191,858     180,722      72,928      52,789
  Notes payable.......................       37,369      37,557      37,896      55,119      55,429
  Other liabilities...................       12,193      14,414      16,632      13,060       9,392
                                         ----------    --------    --------    --------    --------
  Total liabilities...................   $  408,098    $283,614    $289,068    $453,245    $464,766
                                         ==========    ========    ========    ========    ========
Shareholders' equity:
  Capital stock and surplus...........   $   30,439    $ 30,439    $ 30,439    $ 30,439    $ 30,439
  Unrealized appreciation of
     investments, net of taxes*.......      601,326     349,122     309,057     107,709     100,952
  Retained earnings...................      325,864     298,586     286,591     273,566     274,972
                                         ----------    --------    --------    --------    --------
  Total shareholders' equity..........   $  957,629    $678,147    $626,087    $411,714    $406,363
                                         ==========    ========    ========    ========    ========
  Per share...........................   $   134.50    $  95.25    $  87.94    $  57.83    $  57.07
                                         ==========    ========    ========    ========    ========

---------------

* Wesco adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective at 1993 yearend, with the result that all marketable equity securities owned by Wesco and its subsidiaries at 1995, 1994 and 1993 yearends are stated above at quoted market value or, in the absence of such a quotation, at estimated fair value, with the aggregate net unrealized gain added to shareholders' equity net of deemed applicable income taxes. Due to a change in classification in 1994, the reporting of securities with fixed maturities was changed to conform it to that of marketable equity securities; the 1995 and 1994 yearend balances reflect that change. (See Item 7 below for further details.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The financial condition of Wesco Financial Corporation ("Wesco") continues to be very sound. Its net worth is greater than ever due mainly to continued appreciation of marketable securities as well as continued successful operations. Its liquidity in terms of cash equivalents is adequate for all operating and other current needs. Other resources are available such as liquidation of marketable securities and borrowings from banks and others.

     Wesco adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective at 1993 yearend. As a result, all marketable equity securities began to be carried in the consolidated financial statements at market value. Previously only those owned by Wesco's Wesco-Financial Insurance Company ("Wes-FIC") subsidiary could be written up to market. Those owned by Wesco and its other subsidiaries were required to be carried at the lower of aggregate cost or market; because for many years aggregate cost had been below aggregate market, they had invariably been carried at cost. Securities with fixed maturities, on the other hand, continued to be carried at amortized cost at 1993 yearend as mandated by SFAS No. 115, because such investments were deemed to be held-to-maturity. However, in 1994, Wesco's management reclassified its fixed-maturity investments to available-for-sale; under SFAS No. 115 fixed-maturity investments so classified had to be carried at quoted market value or , in the absence of such a quotation, at estimated fair value, and thus their reporting was conformed to that of marketable equity securities, without material effect in relation to Wesco's reported net worth. See Note 2 to the accompanying consolidated financial statements for additional information as to the investments owned by Wesco and its subsidiaries.

     Following is a calculation of the pro forma shareholders' equity (net worth) figures that would have been reported beginning with 1991 yearend if SFAS No. 115 had been available for adoption by Wesco in 1991 instead of 1993 and if Wesco had viewed its fixed-maturity securities as available for sale commencing with 1991. (Amounts are in millions.)

                                                                      DECEMBER 31,
                                                       --------------------------------------------
                                                       1995      1994      1993      1992      1991
                                                       ----      ----      ----      ----      ----
Shareholders' equity before any unrealized gains...    $357      $329      $317      $304      $305
Net unrealized gains included in shareholders'
  equity...........................................     601       349       309       108       101
                                                       ----      ----      ----      ----      ----
Shareholders' equity as actually reported..........     958       678       626       412       406
Net unrealized gains not included above............    --        --          15       169       155
                                                       ----      ----      ----      ----      ----
Pro forma shareholders' equity.....................    $958      $678      $641      $581      $561
                                                       ====      ====      ====      ====      ====
Proportion of appreciation to pro forma equity.....     63%       51%       51%       48%       46%
                                                       ====      ====      ====      ====      ====

     As can be seen above, the proportion of total unrealized appreciation to pro forma equity increased steadily through 1993 yearend and jumped in 1995. Because unrealized appreciation is recorded using quoted market values, which are subject to fluctuation, ultimate realization could be less than or exceed the amount included in shareholders' equity by a wide margin.

     Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In recognition of the sound financial condition of Wesco and of its Wes-FIC insurance subsidiary, Standard & Poor's Corporation has assigned its highest credit rating of AAA to Wesco's $30 million of Notes due November 1999 and to Wes-FIC's claims-paying ability.

     Wesco's Mutual Savings and Loan Association ("Mutual Savings") subsidiary, prior to sale of most of its real estate loans in October 1993, did not suffer the crippling loan losses reported by much of the savings and loan industry in the early 1990s. Mutual Savings did, however, experience some loan losses and progressive deterioration of collateral value due mainly to recessionary economic conditions and decreasing real estate values in Southern California. Recessionary conditions, though less severe than previously, are continuing to affect the marketing of foreclosed real estate owned by Wesco's MS Property Company ("MS Property") subsidiary.

     Mutual Savings, in connection with its sale of $81 million of real estate loans late in 1993, indemnified the buyer, CenFed Bank, A Federal Savings Bank ("CenFed"), against any losses that might ultimately be sustained to the extent of at least 90% of each loss. Management of Wesco does not believe that the indemnification will have a significant effect on Wesco's financial condition, principally because (1) the loans are first-mortgage real estate loans mainly on owner-occupied, single-family residences, (2) Mutual Savings' seriously delinquent loans were not sold to CenFed but rather transferred to MS Property,
(3) no losses have been incurred on the loans sold to CenFed to date, (4) management of CenFed reported as of yearend 1995 that, with the exception of one loan brought current shortly after 1995 yearend, there were no serious delinquencies as of that date, and (5) another problem loan, which was repurchased from CenFed by MS Property in 1995, has been foreclosed on, and the property sold at approximately net book value.

     MS Property is in process of selling off several foreclosed real estate properties. The most significant of these is a 22-acre parcel of largely oceanfront land in Montecito, near Santa Barbara, California, which Mutual Savings and more recently MS Property have been developing on an upscale basis and marketing over a period of several years. Approximately half of the townhomes and lots have been sold to date, including several in 1995. After deducting writedowns to estimated net realizable value of $3.4 million, the carrying value of the remaining property at 1995 yearend was approximately $14 million. The market for homes and residential lots of the type comprising MS Property's Montecito development appears to be improving after several years of weakness. Other foreclosed properties and real estate loans were carried on the books at 1995 yearend at approximately $6 million, net of reserves.

     Wesco is not now suffering from inflation, but its insurance and industrial segments have potential exposure. Very large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of incurrence of the related costs; also, Wesco's shareholders' equity contains substantial unrealized appreciation relating to Wes-FIC's investment in Freddie Mac stock, which is considered interest-sensitive. Precision Steel's steel service businesses are competitive and operate on tight gross profit margins, and thus its earnings are susceptible to bad effects from inflationary cost increases.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1994        1993
                                                              -------     -------     -------
Insurance segment:
  "Normal" net operating income.............................  $26,496     $21,582     $12,434
  Unusual items:
     Securities gains.......................................    2,424         163       1,156
     Decline in value of USAir preferred stock..............       --      (5,850)(1)      --
     Unusual income tax charges, net........................       --          --      (1,011)(2)
                                                              -------     -------     -------
  Net income -- insurance segment...........................   28,920      15,895      12,579
                                                              -------     -------     -------
Industrial segment:
  "Normal" net operating income.............................    2,386       2,900       1,976
  Unusual income tax credit.................................       --          --         199(2)
                                                              -------     -------     -------
  Net income -- industrial segment..........................    2,386       2,900       2,175
                                                              -------     -------     -------
Financial segment:
  "Normal" net operating income.............................       --          --       2,458
  Unusual items:
     Gain on disposition by Mutual Savings of deposits
     and some loans.........................................       --          --         906
     Unusual income tax charges, net........................       --          --        (297)(2)
                                                              -------     -------     -------
  Net income (loss) -- financial segment....................       --          --       3,067
                                                              -------     -------     -------
Other than identified business segments:(3)
  "Normal" net operating income.............................    1,326         177       3,514
  Securities gains..........................................    1,909          --          --
  Loss on sale of New America Electrical Corporation........       --          --      (1,617)
                                                              -------     -------     -------
  Net income -- nonsegment activities.......................    3,235         177       1,897
                                                              -------     -------     -------
          Net income -- consolidated........................  $34,541     $18,972     $19,718
                                                              =======     =======     =======

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

(3) Amounts for 1993 have been reclassified to facilitate comparison; in Item 7 presentations in Form 10-K Annual Reports for years prior to 1994 these amounts were included in the financial segment, because they were more closely associated with activities of the then-used financial segment than the other two segments.

     In the following sections the "normal" net operating income data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 8 to the accompanying consolidated financial statements for information as to operating profit before taxes.

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

     Wes-FIC's arrangements with NICO to date have comprised principally (1) reinsurance of NICO's quota share reinsurance contract under which Wes-FIC reinsured 2% of the property and casualty insurance business of the Fireman's Fund Insurance Companies ("Fireman's Fund") during a four-year coverage period that expired on August 31, 1989, (2) reinsurance of another quota share contract under which Wes-FIC reinsured 50% of certain personal lines reinsurance business that NICO had assumed in an arrangement that accounted for substantially all of Wes-FIC's earned premiums in 1992 and 1993, and which terminated in mid-1993 when the original source of the reinsurance stopped making cessions to NICO, and
(3) reinsurance of 5% to 20% of several catastrophic excess of loss ("super-cat") reinsurance contracts beginning in 1994. Wes-FIC has also written small amounts of direct insurance business.

     Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in its net worth, from $329 million as of December 31, 1993 to $569 million as of January 1, 1994, when it absorbed Mutual Savings and Loan Association ("Mutual Savings") through merger. As of December 31, 1995, Wes-FIC's net worth had grown to $907 million due principally to continued appreciation of its investments in marketable securities. (See Item 1, Business, for further information on Wes-FIC, NICO, Cypress, Berkshire, Fireman's Fund and Mutual Savings.)

     The "normal" net operating income of Wes-FIC (i.e., income before securities gains, losses and writedowns, and unusual income tax charges) represents the combination of its underwriting results with the dividend and interest income from its investment and other activities. Following is a summary of such data (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
Premiums written...........................................    $ 5,808       $ 8,825       $ 6,249
                                                               =======       =======       =======
Premiums earned............................................    $ 9,294       $ 1,133       $12,158
                                                               =======       =======       =======
Underwriting gain (loss)...................................    $ 7,794       $ 1,579       $  (783)
Dividend and interest income...............................     26,107        24,969        15,170
                                                               -------       -------       -------
Income before income taxes.................................     33,901        26,548        14,387
Income tax provision.......................................     (7,405)       (4,966)       (1,953)
                                                               -------       -------       -------
"Normal" net operating income..............................    $26,496       $21,582       $12,434
                                                               =======       =======       =======

     Premiums written in 1995 and 1994 consisted almost entirely of super-cat premiums retroceded by NICO. The decrease in volume of premiums written in 1995 was caused by NICO's retrocession to Wes-FIC of fewer contracts in 1995 than in 1994, as not all of the contracts in which Wes-FIC participated in 1994 were renewed. Management of Berkshire has reported that super-cat reinsurance pricing has become less attractive due to increased competition, including pressures from other companies that have recently raised capital to enter the business.

     Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration, in order to avoid premature recognition of underwriting profits. The increase in premiums earned in 1995 over the comparable figure for 1994 was attributable principally to the recognition of earned premiums on super-cat reinsurance discussed above.

     A large underwriting gain was reported by Wes-FIC in 1995 upon expiration of several one-year super-cat reinsurance contracts on which there had been no losses. The underwriting gain reported for 1994 resulted mainly from a reduction of liabilities for losses and loss expenses with respect to business written in earlier years. Liabilities for losses and loss expenses are typically based on estimates and thus are subject to estimation error; revisions of such estimates are reflected in underwriting results of the current accounting period. The 1994 adjustment, while not insignificant in terms of its effect on Wesco's net income for the year, was not material in relation to the cumulative insurance business previously written by Wes-FIC or in terms of its effect on Wesco's net worth. The relatively small underwriting loss reported for 1993 was typical of Wes-FIC's experience before its entry into the super-cat reinsurance business, where significant underwriting gains and losses may be expected.

     One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Management of Wes-FIC has reported that it believes Wes-FIC has virtually no such liability.

     Wes-FIC's revenues and net income have benefited from its absorption of Mutual Savings effective January 1, 1994, inasmuch as dividend and interest income previously reported as revenue of Wesco's financial segment has been included in Wes-FIC's revenues for each of the last two years.

     Wes-FIC's relatively low volume of insurance and reinsurance premiums in recent years has been attributable mainly to management's perception that the opportunity to write more business at sensible rates has not been available, given the generally competitive industry-wide conditions. Meanwhile, Wes-FIC has been actively pursuing other insurance and reinsurance opportunities.

     Wes-FIC remains liable for runoff of its share of the losses and loss expenses under the insurance arrangements summarized above. As claims are paid over many future years, the liability (approximately $34 million as of December 31, 1995) will decline, as will the funds set aside and invested pending payment of claims ("float").

     Dividend and interest income has been earned by Wes-FIC principally (1) on the assets (approximately $400 million at market value) added by the merger of Mutual Savings on January 1, 1994, (2) on capital contributed to the insurance business by Wesco, (3) on earnings retained and reinvested, and (4) on float.

     The income tax provision of Wes-FIC has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, Wes-FIC has maintained a capital position strong enough not only to absorb adverse estimation corrections but also to enable it to accept other insurance contracts. Although additional reinsurance retrocessions from Berkshire subsidiaries, or other attractive reinsurance or insurance arrangements, would be welcome, the timing and extent of any increase in Wes-FIC's insurance underwriting activity cannot presently be predicted.

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

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
Revenues, principally sales and services...................    $62,382       $62,492       $63,959
                                                               =======       =======       =======
Income before income taxes.................................    $ 4,005       $ 4,811       $ 3,375
Income tax provision.......................................     (1,619)       (1,911)       (1,443)
Minority interest..........................................         --            --            44
                                                               -------       -------       -------
"Normal" net operating income..............................    $ 2,386       $ 2,900       $ 1,976
                                                               =======       =======       =======

     Revenues of Precision Steel's businesses increased moderately in each of the past three years in spite of unstable economic conditions in the industrial sector of the economy. Revenues for 1993 included electrical equipment manufacturing revenues of $3.5 million.

     Income before income taxes and normal net operating income of the industrial segment was negatively affected in 1993 as a result of the inclusion of the operating results of New America Electric. Had it not been for Wesco's equity of $213,000 in New America Electric's after-tax operating losses in 1993, the industrial segment would have reported normal net operating income of $2,189,000 for 1993. The subsequent improvement in these earnings figures was attributable mainly to the following: increases in sales; reductions in operating expenses; and, in 1994, a reduction in cost of products sold as a percentage of steel service revenues. (This percentage was 80.3%, 79.6%, and 81.2% for 1995, 1994 and 1993.) The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased.

Financial Segment

     Through 1993, Wesco had a financial segment, which included revenues and expenses of Mutual Savings as well as revenues and expenses of other activities more closely associated with the savings and loan business than any of Wesco's other businesses, namely, investment activity other than Wes-FIC's, and parent company operations.

     In October 1993, Mutual Savings discontinued as a regulated savings and loan association, and, effective January 1, 1994, it merged into Wes-FIC (see
Item 1, Business, for further information). As a result, (1) several of Mutual Savings' traditional items of revenue and expense -- notably interest income on loans, interest expense on savings accounts and operating expenses -- wholly or partially disappeared, with the remaining items such as income from indirect mortgage lending transferred to the insurance segment, and (2) revenues and expenses of other Wesco entities that had previously been included in the financial segment were removed from that segment and are no longer identified with any specific business segment (see next section).

     Mutual Savings' "normal" net operating income from January 1993 until it discontinued savings and loan activities in October 1993 totaled $2,458,000. This resulted from revenues of $16,438,000, less costs and expenses of $14,425,000, plus an income tax benefit of $445,000.

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with any business segment -- insurance, industrial, or (prior to 1994) financial (amounts are in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
Dividend and interest income other than Wes-FIC's and
  Mutual Savings'..........................................    $ 5,709       $ 6,308       $ 5,838
Rental income, net, from commercial real estate............      1,249         1,453         2,062
Interest expense...........................................     (5,007)       (4,571)       (3,364)
General and administrative expenses........................     (1,379)       (1,544)       (1,020)
Provision for losses on loans and foreclosed real estate...     (1,000)       (3,000)        --
Other items, net...........................................        599          (492)          159
                                                               -------       -------       -------
Income (loss) before income tax provision or benefit.......        171        (1,846)        3,675
Income tax (provision) benefit.............................      1,155         2,023          (161)
                                                               -------       -------       -------
"Normal" net operating income..............................    $ 1,326       $   177       $ 3,514
                                                               =======       =======       =======

     As explained more fully in the fourth and fifth paragraphs of Item 1, Business, effective with the beginning of 1994, the financial segment was discontinued, and certain relatively insignificant activities previously included in that segment are no longer identified with any specific business segment. These activities include (1) investment activity other than Wes-FIC's,
(2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company activities. The 1995 and 1994 figures shown in the foregoing table reflect the new classification.

     In addition, to facilitate comparison, extraneous amounts that were included in financial segment operating figures for 1993 because they were more closely related to that segment than the other two business segments have been removed from financial segment figures and included in those shown in the foregoing table. These include amounts relating to (1) investment activity other than Wes-FIC's and Mutual Savings', (2) management of owned commercial real estate, (3) other operations of the parent company and, after activation late in 1993, MS Property, and (4) corresponding income taxes.

     In reclassifying figures for 1993, however, revenues and expenses that were integral to Mutual Savings' operation have not been removed from financial segment operating figures and included in those shown in the foregoing table. As a result, general and administrative expenses and other items applicable to development and liquidation of foreclosed real estate and delinquent loans are included in the 1995 and 1994 figures in the foregoing table but not those of 1993. Also, the provisions for losses on loans and real estate of $1.0 million and $3.0 million in 1995 and 1994 have no 1993 counterpart in the foregoing table; a pre-tax loss provision of $2.9 million for 1993 is included in the operating results of the financial segment.

     Rental income is shown net of related direct expenses and relates principally to the operation of MS Property's commercial office building in downtown Pasadena. Net rental income declined in each of the last two years, due in 1995 mainly to (i) a slight increase in vacancies, (ii) increases in operating expenses, primarily inflationary, and (iii) higher depreciation expense resulting from retrofitting the building beyond current earthquake code requirements and refurbishing the building's lobby and patios. The decline in net rental income for 1994 resulted mainly from the change in major tenant towards the end of calendar 1993: Mutual Savings' large headquarters operation was replaced by a smaller CenFed branch operation.

     Nonsegment interest expense was much higher in 1995 and 1994 than in 1993, principally as a result of borrowings from Wes-FIC made late in 1993 to facilitate the transfer of loans and foreclosed properties from Mutual Savings to MS Property; insurance segment income benefited accordingly.

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

     Realized gains and losses on investments have been an element of Wesco's net income for a number of years. The amounts of these gains or losses, recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary, tend to fluctuate significantly from period to period. The varying effect upon Wesco's pre-tax income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial net unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at December 31, 1995 contained $601,326, or $84.46 per share, of unrealized appreciation of investments, net of taxes -- about 63% of shareholders' equity, compared to 51% at December 31, 1994.)

     In 1995 Wesco and its subsidiaries realized securities gains of $4.3 million, after income taxes, including an after-tax gain of $4.2 million realized on conversion to common stock and sale of their investment in convertible preferred stock of Champion International Corporation. In 1994 Wesco realized net after-tax gains on sales of securities of $0.2 million; it also wrote down the carrying value of an investment (convertible preferred stock of USAir Group, Inc.) believed to have declined in market value other than temporarily by $5.9 million after income tax effect. (See Note 2 to Wesco's consolidated financial statements for further information as to Wesco's investments.) Realized securities gains amounted to $1.2 million, after taxes, in 1993.

     As explained in the second paragraph of this Item 7, unrealized appreciation of all Wesco's investment securities -- not just the marketable equity securities owned by its Wes-FIC insurance subsidiary -- has, since 1993 yearend, been included in the consolidated balance sheet net of deemed applicable income taxes. The Financial Accounting Standards Board required (in SFAS No. 115) that the net writeup be credited directly to shareholders' equity without figuring in any way in the determination of net income, the same, sensible procedure that had been followed for insurance entities. However, in another pronouncement (SFAS No. 109) -- which required, among other things, adjusting deferred income tax liabilities to reflect tax rate changes -- the FASB directed that all rate-change adjustments not bypass net income; thus, Wesco's 1993 net income was penalized by $1.6 million due to an increase in the federal rate from 34% to 35% on Wes-FIC's unrealized appreciation, notwithstanding the fact that the appreciation had never benefited net income.

     Wesco's consolidated revenues include significant amounts of substantially tax-exempt dividend income from preferred and common stocks as well as fully tax-exempt interest on state and municipal bonds. Fluctuations in the proportion of these components to total consolidated pre-tax income -- plus a special tax provision of $2.1 million in 1993 to give effect to the tax rate increase applicable to deferred tax items (including the $1.6 million discussed in the preceding paragraph) -- have resulted in tax provisions as percentages of pre-tax income before cumulative effect of change in accounting principle of 23.3%, 8.6% and 21.3% in 1995, 1994 and 1993. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and earnings set forth in Item 6, Selected Financial Data, and in Wesco's consolidated statement of income, are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. In addition, the merger of Mutual Savings into Wes-FIC at the beginning of 1994 increased Wes-FIC's insurance and reinsurance capacity and asset-deployment options, enabling it to enter into the business of super-cat reinsurance in 1994. It is hoped that the restructuring of Wesco's consolidated operations will result in further benefits in the future.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules appearing in this report:

                                                                                PAGE
                                FINANCIAL STATEMENTS                           NUMBER
        --------------------------------------------------------------------   ------
        Independent auditors' report........................................     20
        Consolidated balance sheet -- December 31, 1995 and 1994............     21
        Consolidated statement of income and retained earnings -- years
          ended December 31, 1995, 1994 and 1993............................     22
        Consolidated statement of cash flows -- years ended December 31,
          1995, 1994 and 1993...............................................     23
        Notes to consolidated financial statements..........................     24

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

                                                                   SCHEDULE       PAGE
                     FINANCIAL STATEMENT SCHEDULES                  NUMBER       NUMBER
        --------------------------------------------------------   --------      ------
        Condensed financial information of registrant --
          December 31, 1995 and 1994, and years ended December
          31, 1995, 1994 and 1993...............................       I           32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1996 annual meeting of shareholders (the "1996 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Board of Director Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

         3a. Articles of Incorporation and By-Laws of Wesco Financial Corporation (incorporated by reference to Exhibit 3a to Wesco's Annual Report on Form 10-K for the year ended December 31, 1994).

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

        27.     Financial Data Schedule.

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

     No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:     Charles T. Munger                                  March 19, 1996
        Chairman of the Board (principal executive
        officer)

By:     Robert H. Bird                                     March 19, 1996
        Director
        President (principal operating officer)

By:     Jeffrey L. Jacobson                                March 19, 1996
        Vice President and Chief Financial Officer
        (principal financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird                                             March 19, 1996
Director

Carolyn H. Carlburg                                        March 19, 1996
Director

Charles T. Munger                                          March 19, 1996
Director

David K. Robinson                                          March 19, 1996
Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with a recent pronouncement of the Financial Accounting Standards Board.



Deloitte & Touche LLP

Los Angeles, California
March 8, 1996

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                        1995          1994
                                                                     ----------     --------
                                           ASSETS
Cash and temporary cash investments................................  $   87,981     $ 15,800
Investments:
  Securities with fixed maturities.................................     119,575      183,089
  Marketable equity securities.....................................   1,102,221      696,261
Accounts receivable................................................       6,680        6,501
Real estate held for sale..........................................      19,021       23,414
Property and equipment.............................................      13,967       14,279
Other assets.......................................................      16,282       22,417
                                                                     ----------     --------
                                                                     $1,365,727     $961,761
                                                                     ==========     ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses......................  $   34,195     $ 39,785
Income taxes payable, principally deferred.........................     324,341      191,858
Notes payable......................................................      37,369       37,557
Other liabilities..................................................      12,193       14,414
                                                                     ----------     --------
                                                                        408,098      283,614
                                                                     ----------     --------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000 shares;
     issued and outstanding, 7,119,807 shares......................       7,120        7,120
  Capital surplus arising from stock dividends.....................      23,319       23,319
  Unrealized appreciation of investments, net of taxes.............     601,326      349,122
  Retained earnings................................................     325,864      298,586
                                                                     ----------     --------
          Total shareholders' equity...............................     957,629      678,147
                                                                     ----------     --------
                                                                     $1,365,727     $961,761
                                                                     ==========     ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1995         1994         1993
                                                          --------     --------     --------
Revenues:
  Sales and service revenues............................  $ 62,271     $ 62,143     $ 63,627
  Insurance premiums earned.............................     9,294        1,133       12,158
  Interest and dividends on investments other than
     mortgage-backed securities.........................    27,774       26,207       28,152
  Interest on loans and mortgage-backed securities......     2,499        2,810        7,952
  Gains, net, on sales of securities and foreclosed
     property...........................................     7,428          323        1,783
  Gain on disposition of Mutual Savings' loans and
     deposits...........................................        --           --        1,577
  Other.................................................     1,791        2,842        2,109
                                                          --------     --------     --------
                                                           111,057       95,458      117,358
Costs and expenses:
  Cost of products and services sold....................    50,019       49,459       51,570
  Insurance losses, loss adjustment and underwriting
     expenses...........................................     1,501         (571)      12,894
  Interest on savings accounts..........................        --           --        5,792
  Selling, general and administrative expenses..........    11,142       13,411       16,051
  Interest on notes payable.............................     3,371        3,394        4,610
  Other-than-temporary decline in value of investment in
     USAir preferred stock..............................        --        9,000           --
  Loss on sale of New America Electric..................        --           --        2,700
                                                          --------     --------     --------
                                                            66,033       74,693       93,617
                                                          --------     --------     --------
Income before income taxes and cumulative effect of
  change in accounting for income taxes.................    45,024       20,765       23,741
Provision for income taxes..............................   (10,483)      (1,793)      (5,046)
                                                          --------     --------     --------
Income before cumulative effect of change in accounting
  for income taxes......................................    34,541       18,972       18,695
Cumulative effect of change in accounting for income
  taxes.................................................        --           --        1,023
                                                          --------     --------     --------
     Net income.........................................    34,541       18,972       19,718
Retained earnings -- beginning of year..................   298,586      286,591      273,566
Cash dividends declared and paid........................    (7,263)      (6,977)      (6,693)
                                                          --------     --------     --------
Retained earnings -- end of year........................  $325,864     $298,586     $286,591
                                                          ========     ========     ========
Amounts per share based on 7,119,807 shares outstanding
  throughout each year:
  Income before cumulative effect of change in
     accounting for income taxes........................     $4.85        $2.66        $2.63
  Cumulative effect of change in accounting for income
     taxes..............................................        --           --         0.14
                                                            ------       ------       ------
  Net income............................................     $4.85        $2.66        $2.77
                                                            ======       ======       ======
  Cash dividends........................................     $1.02        $ .98        $ .94
                                                            ======       ======       ======


See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1995         1994          1993
                                                                ---------    ---------    ----------
Cash flows from operating activities:
  Net income.................................................   $  34,541    $  18,972    $   19,718
  Adjustments to reconcile net income with net cash,
    including temporary cash investments, provided by
    operating activities --
    Gains, net, on sales of securities and foreclosed
       property, deposits and loans of Mutual Savings, and
       interest in New America Electric, before taxes........      (7,428)        (323)         (660)
    Other-than-temporary decline in value of investment in
       USAir preferred stock.................................          --        9,000            --
    Provision for depreciation and amortization..............       1,395        1,704         1,774
    Provision for losses on loans and real estate held for
       sale..................................................       1,000        3,000         2,875
    Decrease in liabilities for losses and loss adjustment
       expenses of insurance business........................      (5,590)     (14,033)       (7,708)
    Increase (decrease) in income taxes payable currently....      (1,114)      (7,198)          127
    Cumulative effect of change in accounting for income
       taxes.................................................          --           --        (1,023)
    Other, net...............................................      (3,140)       4,099        (2,686)
                                                                  -------      -------       -------
         Net cash provided by operating activities...........      19,664       15,221        12,417
                                                                  -------      -------       -------
Cash flows from investing activities:
  Principal collections on real estate loans.................       3,154           66        15,629
  Purchases of securities with fixed maturities..............          --      (20,637)      (10,395)
  Proceeds from maturities and redemptions of securities with
    fixed maturities.........................................      38,181       35,889        44,426
  Proceeds from sales of securities with fixed maturities....      35,046           --            --
  Proceeds from sales of marketable equity securities........          --           --         6,624
  Purchases of marketable equity securities..................     (20,687)          --        (3,091)
  Payment to savings institution for its assumption of Mutual
    Savings' savings accounts and certain other liabilities
    (totaling $219,604), less its acquisition of loans and
    certain other non-cash assets (totaling $84,997).........          --           --      (134,607)
  Other, net.................................................       4,274       (2,553)       (4,654)
                                                                  -------      -------       -------
         Net cash provided (used) in investing activities....      59,968       12,765       (86,068)
                                                                  -------      -------       -------
Cash flows from financing activities:
  Net decrease in savings accounts...........................          --           --       (31,008)
  Short-term borrowings from affiliates......................          --           --        84,500
  Repayments of notes and short-term borrowings..............        (188)     (10,439)      (91,623)
  Payment of cash dividends..................................      (7,263)      (6,977)       (6,693)
                                                                  -------      -------       -------
         Net cash used in financing activities...............      (7,451)     (17,416)      (44,824)
                                                                  -------      -------       -------
Increase (decrease) in cash, including temporary cash
  investments................................................      72,181       10,570      (118,475)
Cash, including temporary cash investments -- beginning of
  year.......................................................      15,800        5,230       123,705
                                                                  -------      -------       -------
Cash, including temporary cash investments -- end of year....   $  87,981    $  15,800    $    5,230
                                                                  =======      =======       =======
Supplementary disclosures:
  Interest paid during year..................................   $   3,371    $   3,109    $   10,963
  Income taxes paid, net, during year........................      13,939       11,038         4,980

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

     The 1995 and 1994 consolidated financial statements of Wesco include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. These subsidiaries -- most importantly, Wesco-Financial Insurance Company ("Wes-FIC"), Precision Steel Warehouse, Inc. ("Precision Steel") and MS Property Company ("MS Property") -- are engaged in diverse businesses. The 1993 consolidated financial statements also include the results of operations of wholly owned Mutual Savings and Loan Association ("Mutual Savings" -- see below) and approximately 80%-owned New America Electrical Corporation ("New America Electric"); the latter sold its business assets in mid-1993 and liquidated shortly thereafter. See Note 8 for Wesco's consolidated financial information classified by business segment.

     In late 1993, Mutual Savings transferred its savings accounts and certain other liabilities, offset by substantially all of its real estate loans and certain other assets, to another savings institution. As part of the consideration, Mutual Savings and Wesco jointly agreed to indemnify the buyer with respect to at least 90% of any losses that might be sustained on the loans transferred; there have been no losses to date. Shortly thereafter, (1) Mutual Savings transferred certain of its remaining assets, consisting principally of foreclosed real estate and several real estate loans, to newly activated MS Property, which has been liquidating those assets, and (2) Wesco transferred to MS Property its commercial real estate property in Pasadena, California. Mutual Savings retained a majority (at market value) of its former assets, consisting mostly of stock of Federal Home Loan Mortgage Corporation ("Freddie Mac") and indirect loans in the form of securitized mortgages. Immediately after 1993 yearend Mutual Savings merged into Wes-FIC, which continues to engage in indirect real estate lending.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management's evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. Although the amounts of such assets, liabilities, revenues and expenses included in the accompanying consolidated financial statements may differ from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco's management does not believe such differences, if any, would have a material negative effect on reported shareholders' equity.

     All material intercompany balances and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

NOTE 2. INVESTMENTS

     Temporary cash investments consist of funds invested in money-market accounts and in other investments maturing in less than three months from date acquired.

     Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity; available-for-sale; and trading. Securities are deemed to be held-to-maturity securities when both the ability and the positive intent to hold them to maturity are present; they are carried on the consolidated balance sheet at cost and adjusted for any accretion of discount or amortization of premium using a method that produces approximately level yield. Available-for-sale securities are carried at quoted market value or, if market quotations are not available, at estimated fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported in a separate component of shareholders' equity; there is no effect on net income, except to reflect changes in income tax rates relating to such unrealized gains and losses (see Note 5 re recording of rate changes in 1993). Realized gains and losses on sales of investments, determined on a specific identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value. Once the carrying value of an investment has been written down to reflect an other-than-temporary decline, any increase in unrealized value is credited, net of taxes, to shareholders' equity, without affecting net income.

     Investments in marketable equity securities and securities with fixed maturities at December 31, 1995 and 1994 were deemed to be available-for-sale and, accordingly, carried at quoted market value, with the net unrealized gain shown as a separate component of shareholders' equity. Because market quotations are subject to fluctuation, the amounts ultimately realized upon sale of the investments, less taxes, could differ substantially from those recorded, which constituted 63% and 51% of Wesco's shareholders' equity at December 31, 1995 and 1994.

     Following is a summary of securities with fixed maturities:

                                               DECEMBER 31, 1995                  DECEMBER 31, 1994
                                         -----------------------------      -----------------------------
                                         AMORTIZED     ESTIMATED FAIR       AMORTIZED     ESTIMATED FAIR
                                           COST       (CARRYING) VALUE        COST       (CARRYING) VALUE
                                         ---------    ----------------      ---------    ----------------
Mortgage-backed securities............    $ 23,658        $ 23,780           $ 32,495        $ 31,387
Preferred stocks --
  Salomon Inc, 9%.....................      80,000          84,000            100,000         105,000
  USAir Group, Inc., 9.25%............       3,000*          7,200              3,000*          3,000
  Champion International Corporation,
     9.25%............................          --              --             23,000          24,150
State and municipal bonds.............       4,411           4,595             13,612          14,252
Other.................................          --              --              5,346           5,300
                                          --------        --------           --------        --------
                                          $111,069        $119,575           $177,453        $183,089
                                          ========        ========           ========        ========

---------------

*Net of writedown (see below).

     At 1995 and 1994 yearends, the estimated fair values of securities with fixed maturities contained $27 and $1,186 of unrealized losses.

     The preferred stocks were acquired in conjunction with purchases made by other subsidiaries of Berkshire, and are all convertible into common stock and subject to various contractual terms and conditions. In June 1995, Wesco and its subsidiaries converted to common stock and sold their investment in convertible preferred stock of Champion International Corporation. The after-tax gain of $4.2 million ($.59 per share) is reflected in Wesco's 1995 earnings. On October 31, 1995, Salomon Inc redeemed $20 million par value of its cumulative convertible preferred stock owned by Wesco and its subsidiaries at par plus accrued dividends. Salomon Inc must redeem an additional $20 million par value of such preferred stock on October 31 of each year through 1999, to the extent the stock is still outstanding. The redemption requirement of USAir Group, Inc. ("USAir") is stated below.

            Dollar amounts in thousands except for amounts per share

     The USAir investment -- 12,000 shares of USAir Series A Cumulative Convertible Preferred Stock ("Preferred Shares") -- was made in 1989 for $12,000 as part of a $358,000 investment in 358,000 shares in which other subsidiaries of Berkshire participated. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir at $1,000 per share ($358,000 in the aggregate, of which Wesco's share would be $12,000), plus accrued dividends.

     Since June 30, 1994, USAir has not paid dividends on the Preferred Shares. At December 31, 1994, because USAir had incurred significant losses for an extended period and had not been successful in negotiating more favorable labor contracts, Berkshire and Wesco management concluded that an other-than-temporary decline in the value of the Preferred Shares had arisen. Accordingly, Wesco's 1994 consolidated statement of income included a charge of $9,000, or $5,850 after income taxes, reducing Wesco's carrying value of the Preferred Shares to estimated fair value of $3,000.

     During 1995, USAir returned to profitability, and Berkshire and Wesco management have estimated the fair value of Wesco's investment in the Preferred Shares to be $7.2 million at December 31, 1995. The $4.2 million increase in estimated fair value of the Preferred Shares over the amount recorded at December 31, 1994 has been added back to the carrying value of the investment as of yearend 1995; the after-tax appreciation of $2.7 million is included in unrealized appreciation of investments, net of taxes, a separate component of shareholders' equity, on the accompanying consolidated balance sheet. The increase in carrying value in 1995 had no effect on Wesco's earnings.

     Following is a summary of marketable equity securities:

                                              DECEMBER 31, 1995                 DECEMBER 31, 1994
                                         ----------------------------      ----------------------------
                                                      QUOTED MARKET                     QUOTED MARKET
                                           COST      (CARRYING) VALUE        COST      (CARRYING) VALUE
                                         --------    ----------------      --------    ----------------
Freddie Mac common stock..............   $ 71,729       $  601,200         $ 71,729        $363,600
The Coca-Cola Company common stock....     40,761          267,508           40,761         185,544
The Gillette Company common stock.....     40,000          166,800           40,000         119,800
American Express Company..............     20,687           26,799               --              --
Wells Fargo & Company.................     11,351           36,577           11,351          24,554
Other.................................      2,914            3,337            2,914           2,763
                                         --------       ----------         --------        --------
                                         $187,442       $1,102,221         $166,755        $696,261
                                         ========       ==========         ========        ========

     At 1994 yearend, the market values of marketable equity securities contained $152 of unrealized losses. There were no unrealized losses at 1995 yearend.

NOTE 3. REAL ESTATE HELD FOR SALE

     Real estate held for sale represents property owned by MS Property and acquired through foreclosure by Mutual Savings or itself. It is stated on the accompanying consolidated balance sheet at cost, less any writedowns and valuation allowances. The principal property is a 22-acre parcel of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of townhomes and residential lots has been in process of construction and sale for a number of years. Approximately half of the townhomes and lots have been sold to date, including several in 1995. The net book value of the project decreased to $13,831 at 1995 yearend from $18,816 one year earlier; each of these carrying values reflected a writedown of approximately $3,400 to estimated net realizable value.

NOTE 4. INSURANCE LIABILITIES

     Wes-FIC's insurance business to date has consisted mainly of participations in property and casualty reinsurance contracts of Berkshire's principal insurance subsidiary.

            Dollar amounts in thousands except for amounts per share

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

     Following is a summary of Wes-FIC's liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                               1995         1994         1993
                                                              -------      -------      -------
Balance at beginning of year...............................   $39,785      $53,818      $61,526
Incurred losses recorded during year --
  For current year.........................................         1        1,982       10,076
  For all prior years*.....................................    (1,014)      (3,967)      (1,060)
                                                              -------      -------      -------
  Total incurred losses....................................    (1,013)      (1,985)       9,016
                                                              -------      -------      -------
Payments made during year --
  For current year.........................................         0        1,465        5,666
  For all prior years......................................     4,577       10,583       11,058
                                                              -------      -------      -------
  Total payments...........................................     4,577       12,048       16,724
                                                              -------      -------      -------
Balance at end of year.....................................   $34,195      $39,785      $53,818
                                                              =======      =======      =======

---------------

* Includes adjustments of estimated losses provided for in prior years.

     Unearned insurance premiums of $5,420 and $8,872 at December 31, 1995 and 1994 are included in other liabilities on the accompanying consolidated balance sheet.

NOTE 5. TAXES ON INCOME

     Following is a breakdown of income taxes payable (recoverable) at 1995 and 1994 yearends:

                                                                         1995          1994
                                                                       --------      --------
Current (payable within one year)...................................   $   (978)          136
Deferred (payable subsequently).....................................    325,319       191,722
                                                                       --------      --------
Income taxes payable................................................   $324,341      $191,858
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

     The cumulative effect of adopting SFAS No. 109 on Wesco's consolidated financial statements caused a reduction in the liability for deferred income taxes and an increase in after-tax income of $1,023 ($.14 per share) as of January 1, 1993. This amount is reported on the accompanying consolidated statement of income and retained earnings for 1993 as the cumulative effect of a change in accounting principle.

            Dollar amounts in thousands except for amounts per share

     In August 1993, the federal corporate tax rate was raised from 34% to 35% retroactive to January 1, 1993. SFAS No. 109 requires that the entire effect of a change in tax rate be recognized in the determination of net income in the period enacted. Accordingly, Wesco's tax provision and, thus, net income for 1993 included not only the relatively minor effect of the one-percentage-point increase in the federal rate on 1993 pre-tax income, but also charges for the effect of the rate increase on two deferred tax liabilities that originated in prior years: (1) $1,607 associated with unrealized appreciation of marketable equity securities of Wes-FIC (notwithstanding that the gains, themselves, had not yet figured in the determination of consolidated net income); and (2) $500 associated with special bad debt tax deductions that had become subject to recapture when Mutual Savings decided to give up its status as a regulated savings and loan association.

     The consolidated statement of income contains a provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes recorded in 1993) as follows:

                                                                1995          1994          1993
                                                              --------      --------      --------
Federal....................................................   $ 9,917       $ 1,681       $ 4,245
State......................................................       566           112           801
                                                              -------       -------       -------
  Provision for income taxes...............................   $10,483       $ 1,793       $ 5,046
                                                              =======       =======       =======
Current....................................................   $13,046       $ 4,465       $ 9,450
Deferred benefit...........................................    (2,563)       (2,672)       (4,404)
                                                              -------       -------       -------
  Provision for income taxes...............................   $10,483       $ 1,793       $ 5,046
                                                              ========      =======       =======

     Following is a summary of the tax effects of the temporary differences comprising Wesco's net deferred tax liabilities as of 1995 and 1994 yearends:

                                                                         1995           1994
                                                                       ---------      ---------
Deferred tax liabilities, relating to --
  Unrealized appreciation of investments............................    $321,959       $187,480
  Recapture of Mutual Savings' special bad debt tax deductions......       6,620          9,379
  Other items.......................................................       4,322          4,184
                                                                        --------       --------
                                                                         332,901        201,043
Deferred tax assets.................................................      (7,582)        (9,321)
                                                                        --------       --------
     Net deferred tax liabilities...................................    $325,319       $191,722
                                                                        ========       ========

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes (before the $1,023 cumulative effect of change in accounting for income taxes recorded in 1993) appearing on the consolidated statement of income:

                                                                    1995       1994       1993
                                                                    -----      -----      -----
Statutory federal income tax rate................................    35.0%      35.0%      35.0%
Increase (decrease) resulting from:
  Exclusion from taxable income of a significant portion of
     dividend income.............................................   (13.7)     (25.8)     (23.2)
  Tax-exempt interest income.....................................    (0.6)      (2.3)      (3.1)
  Tax rate increase on net deferred tax liabilities..............    --         --          8.9
  State income taxes, less federal tax benefit...................     0.8        0.9        1.2
  Other differences, net.........................................     1.8        0.8        2.5
                                                                     ----       ----       ----
Effective income tax provision rate..............................    23.3%       8.6%      21.3%
                                                                     ====       ====       ====

            Dollar amounts in thousands except for amounts per share

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

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. California franchise tax returns through 1987 have been examined by and settled with the California Franchise Tax Board.

NOTE 6. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1995             1994
                                                                   ------------     ------------
Notes due November 1999, bearing interest at 8 7/8% payable
  semiannually...................................................     $30,000          $30,000
Note payable, collateralized by land, buildings and assignment of leases, due in monthly installments through February 2007 of
  $45 including interest at 9 1/4%...............................       3,734            3,922
Industrial revenue bonds due December 2014, bearing interest at
  7 3/4% payable semiannually....................................       2,600            2,600
Note payable, due December 1998, bearing interest at 10% payable
  monthly........................................................       1,035            1,035
                                                                      -------          -------
                                                                      $37,369          $37,557
                                                                      =======          =======

     Notes payable at 1995 yearend mature as follows: 1996, $205; 1997, $225; 1998, $1,282; 1999, $30,270; 2000, $297; thereafter, $5,090.

     Agreements relating to the 8 7/8% notes contain covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1995 and payable at December 31, 1994 were approximately $40,400 and $38,000. These figures were computed using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

            Dollar amounts in thousands except for amounts per share

NOTE 7. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1995 and 1994 follows:

                                                                  QUARTER ENDED
                                            ---------------------------------------------------------
                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                1995             1995            1995         1995
                                            ------------     -------------     --------     ---------
Total revenues............................     $21,551          $23,816         $31,448      $34,242
                                               =======          =======         =======      =======
Net income excluding unusual items........     $ 5,852          $ 6,120         $ 7,856      $10,380
  Per share...............................         .82              .86            1.10         1.46
Unusual items, net of any applicable
  income tax effect.......................          --              155(1)        4,192(1)       (14)(1)
  Per share...............................          --              .02             .59           --
                                               -------          -------         -------      -------
Net income................................     $ 5,852          $ 6,275         $12,048      $10,366
  Per share...............................         .82              .88            1.69         1.46
                                               =======          =======         =======      =======

                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                1994             1994            1994         1994
                                            ------------     -------------     --------     ---------
Total revenues............................     $22,937          $22,772         $24,156      $25,593
                                               =======          =======         =======      =======
Net income excluding unusual items........     $ 6,126          $ 6,751         $ 5,862      $ 5,920
  Per share...............................         .86              .95             .82          .83
Unusual items, net of any applicable
  income tax effect.......................      (5,851)(2)            1(1)           --          163(1)
  Per share...............................        (.82)              --              --          .02
                                               -------          -------         -------      -------
Net income................................     $   275          $ 6,752         $ 5,862      $ 6,083
  Per share...............................         .04              .95             .82          .85
                                               =======          =======         =======      =======

---------------

(1) Gains (losses) on sales of marketable securities.

(2) Mainly, writedown of carrying value of investment in preferred stock of US Air (see Note 2).

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

     In October 1993, Mutual Savings discontinued as a regulated savings and loan association, and, effective January 1, 1994, it merged into Wes-FIC (see
Note 1). As a result, several traditional financial institution items -- notably loans and savings accounts, together with related interest income and expense -- partially or wholly disappeared. Most of the remaining larger items were transferred to the insurance segment, while foreclosed real estate and troubled loans, together with related losses, expenses and revenues, were dissociated from either of the two remaining business segments. Also, other items previously included in the financial segment because they were more closely related to that segment than to the insurance or industrial segments disappeared or became relatively insignifi

            Dollar amounts in thousands except for amounts per share cant and are no longer identified with a business segment; these include (1) investments other than Wes-FIC's, together with related dividend and interest income and securities gains and losses, (2) commercial real estate properties, together with related revenues and expenses, and (3) the assets, revenues and expenses of the parent company.

                                                                  1995         1994        1993
                                                                ---------    --------    ---------
Revenues:
  Insurance..................................................    $ 39,241     $26,354     $ 29,107
  Industrial.................................................      62,382      62,492       63,959
  Financial..................................................          --          --       24,292
  Not identified with a business segment.....................       9,434       6,612           --
                                                                 --------     -------     --------
                                                                 $111,057     $95,458     $117,358
                                                                 --------     -------     --------
Operating profit before taxes:
  Insurance..................................................    $ 37,632     $17,800     $ 16,166
  Industrial.................................................       4,005       4,811        3,604
  Financial..................................................          --          --        8,975
  Interest expense on notes payable..........................      (3,371)     (3,394)      (4,610)
  Not identified with a business segment.....................       6,758       1,548         (394)
                                                                 --------     -------     --------
                                                                 $ 45,024     $20,765     $ 23,741
                                                                 --------     -------     --------

     The above revenue and pre-tax operating profit data include net gains (losses) on sales or writedowns of securities and foreclosed property -- notably, the $9,000 writedown in 1994 of USAir preferred stock explained in Note 2 -- as summarized below:

                                                            1995          1994         1993
                                                         ----------     --------     --------
Insurance..............................................  $    3,730     $ (8,749)    $  1,783
Financial..............................................          --           --           --
Not identified with a business segment.................       3,698           72           --
                                                         ----------     --------     --------
                                                         $    7,428     $ (8,677)    $  1,783
                                                         ==========     ========     ========

     Additional business segment data follow:

Capital expenditures:
  Industrial...........................................  $      275     $    459     $  1,762
  Financial............................................          --           --          232
  Not identified with a business segment...............         697        1,426           --
                                                         ----------     --------     --------
                                                         $      972     $  1,885     $  1,994
                                                         ==========     ========     ========
Depreciation and amortization of tangible assets:
  Industrial...........................................  $      929     $    890     $    966
  Financial............................................          --           --          350
  Not identified with a business segment...............         360          349           --
                                                         ----------     --------     --------
                                                         $    1,289     $  1,239     $  1,316
                                                         ==========     ========     ========
Identifiable assets at yearend:
  Insurance............................................  $1,259,279     $826,390     $444,250
  Industrial...........................................      20,062       22,254       29,544
  Financial............................................          --           --      441,361
  Not identified with a business segment...............      86,386      113,117           --
                                                         ----------     --------     --------
                                                         $1,365,727     $961,761     $915,155
                                                         ==========     ========     ========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1995            1994
                                                                     -----------      ---------
                                            ASSETS
Cash and temporary cash investments...............................    $       68       $     22
Convertible preferred stocks......................................        42,000         60,900
Investment in subsidiaries, at equity:
  Wes-FIC.........................................................       906,920        622,886
  Precision Steel.................................................        36,635         35,765
  MS Property.....................................................        24,675         25,388
  Other...........................................................           114            114
Other assets......................................................         5,066          5,174
                                                                      ----------       --------
                                                                      $1,015,478       $750,249
                                                                      ==========       ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Intercompany advances.............................................    $   24,774       $ 38,635
Income taxes payable, principally deferred........................         1,559          1,947
Notes payable.....................................................        31,035         31,035
Other liabilities.................................................           481            485
                                                                      ----------       --------
Total liabilities.................................................        57,849         72,102
Shareholders' equity (see consolidated balance sheet).............       957,629        678,147
                                                                      ----------       --------

                                                                      $1,015,478       $750,249
                                                                      ==========       ========

See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                   STATEMENT OF INCOME AND RETAINED EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
Revenues:
  Dividends on preferred stocks.............................   $  4,704    $  5,240    $  5,240
  Rental of office, store and garage premises, less
     expenses...............................................         --          --       1,905
  Gains on sales of securities..............................      2,339
  Other.....................................................        768         511         158
                                                               --------    --------    --------
                                                                  7,811       5,751       7,303
                                                               --------    --------    --------
Expenses:
  Interest on notes payable.................................      4,165       3,911       3,332
  General and administrative................................        348         390         934
  Loss on sale of New America Electric......................         --          --       2,700
                                                               --------    --------    --------
                                                                  4,513       4,301       6,966
                                                               --------    --------    --------
Income before items shown below.............................      3,298       1,450         337
Income tax (provision) benefit..............................       (222)        542       1,097
Equity in undistributed earnings of subsidiaries............     31,465      16,980      18,284
                                                               --------    --------    --------
  Net income................................................     34,541      18,972      19,718
Retained earnings -- beginning of year......................    298,586     286,591     273,566
Cash dividends declared and paid............................     (7,263)     (6,977)     (6,693)
                                                               --------    --------    --------
Retained earnings -- end of year............................   $325,864    $298,586    $286,591
                                                               ========    ========    ========

See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
Cash flows from operating activities:
  Net income................................................   $ 34,541    $ 18,972    $ 19,718
  Adjustments to reconcile net income with net cash,
     including temporary cash investments, provided by
     operating activities--
     Gain on sale of securities.............................     (2,339)         --          --
     Decrease (increase) in income taxes recoverable
       currently............................................        (19)      1,492        (711)
     Loss on sale of New America Electric...................         --          --       2,700
     Equity in undistributed earnings of subsidiaries.......    (31,465)    (16,980)    (18,284)
     Other, net.............................................       (373)         39      (3,742)
                                                               --------    --------    --------
          Net cash provided (used) in operating
            activities......................................        345       3,523        (319)
                                                               --------    --------    --------
Cash flows from investing activities:
  Proceeds from sales of securities with fixed maturities...     20,339          --          --
  Cash receipts from sale of New America Electric...........         --          --       4,052
  Other, net................................................        411         289        (239)
                                                               --------    --------    --------
          Net cash provided in investing activities.........     20,750         289       3,813
                                                               --------    --------    --------
Cash flows from financing activities:
  Advances from (repayments to) subsidiaries, net...........    (13,861)      3,054       1,481
  Payment of cash dividends.................................     (7,263)     (6,977)     (6,693)
  Other, net................................................         75         100         430
                                                               --------    --------    --------
          Net cash used in financing activities.............    (21,049)     (3,823)     (4,782)
                                                               --------    --------    --------
Decrease in cash, including temporary cash investments......         46         (11)     (1,288)
Cash, including temporary cash investments -- beginning of
  year......................................................         22          33       1,321
                                                               --------    --------    --------
Cash, including temporary cash investments -- end of year...   $     68    $     22    $     33
                                                               ========    ========    ========

See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION

                         COMMISSION FILE NUMBER 1-4720

                             EXHIBITS TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                                                  Incorporated
                    Description                                    Filed          By Reference
                    -----------                                    -----          ------------
3a.   Articles of Incorporation and By-Laws of Wesco
      Financial Corporation (incorporated by reference
      to Exhibit 3a to Annual Report on Form 10-K of
      Wesco Financial Corporation for year ended
      December 31, 1994).                                                                X

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

10.1  Purchase of Assets and Liability Assumption Agreement
      dated May 10, 1993, among Mutual Savings and Loan
      Association, Wesco Financial Corporation and CenFed
      Bank, A Federal Savings Bank (incorporated by reference
      to Wesco's Quarterly Report on Form 10-Q for the quarter
      ended March 31, 1993).                                                             X

22.   List of Subsidiaries.                                          X

27.   Financial Data Schedule                                        X