Form 10-Q
period 1996-03-31
WESCO FINANCIAL CORP
filed 1996-05-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]x Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended  March 31, 1996       or

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]      For the transition period from ______________ to ______________

Commission file number 1-4720


                         WESCO FINANCIAL CORPORATION
     -------------------------------------------------------------------
           (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                 95-2109453
    -----------------------------          ----------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

    301 East Colorado Boulevard, Suite 300, Pasadena, California  91101-1901
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                                  818/585-6700
                                  ------------
             (Registrant's Telephone Number, Including Area Code)

- -------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X___ No_____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 10, 1996

                         PART I.  FINANCIAL INFORMATION

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

                                             WESCO FINANCIAL CORPORATION




Date:  May 14, 1996                          By: /s/ JEFFREY L. JACOBSON
                                                 ------------------------------
                                                 Jeffrey L. Jacobson
                                                 Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996


                                     INDEX

                                                                                     Page
                                                                                     ----
Condensed consolidated statement of income and
    retained earnings -- Three-month periods
    ended March 31, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . .    4

Condensed consolidated balance sheet --
    March 31, 1996 and December 31, 1995    . . . . . . . . . . . . . . . . . . . .    5

Condensed consolidated statement of cash flows --
    Three-month periods ended March 31, 1996
    and March 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Notes to condensed consolidated financial
    statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                          WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                       ---------------------
                                                                                   March 31,           March 31,
                                                                                      1996                1995
                                                                                     ------              ------
Revenues:
   Sales and service revenues   . . . . . . . . . . . . . . . . . . .               $ 16,138             $ 17,659
   Insurance premiums earned  . . . . . . . . . . . . . . . . . . . .                  5,041                8,532
   Dividend and interest income   . . . . . . . . . . . . . . . . . .                  7,918                7,507
   Gains (losses) on sales of securities
     and foreclosed property  . . . . . . . . . . . . . . . . . . . .                     40                  (22)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    313                  566
                                                                                     -------              -------
                                                                                      29,450               34,242
                                                                                     -------              -------
Costs and expenses:
   Cost of products and services sold   . . . . . . . . . . . . . . .                 12,929               14,061
   Insurance losses, loss adjustment
      and underwriting expenses . . . . . . . . . . . . . . . . . . .                  1,846                2,933
   Selling, general and administrative expenses   . . . . . . . . . .                  2,611                2,627
   Interest on notes payable  . . . . . . . . . . . . . . . . . . . .                    840                  844
                                                                                     -------              -------
                                                                                      18,226               20,465
                                                                                     -------              -------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .                 11,224               13,777
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .                 (2,654)              (3,411)
                                                                                     -------              -------
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,570               10,366
Retained earnings -- beginning of  period . . . . . . . . . . . . . .                325,864              298,586
Cash dividends declared and paid  . . . . . . . . . . . . . . . . . .                 (1,887)              (1,816)
                                                                                     -------              -------

Retained earnings -- end of period  . . . . . . . . . . . . . . . . .               $332,547             $307,136
                                                                                     =======              =======

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $1.20               $ 1.46
                                                                                        ====                =====

   Cash dividends   . . . . . . . . . . . . . . . . . . . . . . . . .                  $.265               $ .255
                                                                                        ====                =====





See notes starting on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                               March 31,           Dec. 31,
                                                                                 1996                1995
                                                                               --------            --------
                                                   ASSETS

Cash and temporary cash investments . . . . . . . . . . . . . . . . . .        $   98,294         $   87,981
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . .           118,330            119,575
   Marketable equity securities . . . . . . . . . . . . . . . . . . . .         1,156,939          1,102,221
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            55,733             55,950
                                                                                ---------          ---------

                                                                               $1,429,296         $1,365,727
                                                                                =========          =========


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . .        $   34,969         $   34,195
Income taxes payable, principally deferred  . . . . . . . . . . . . . .           347,843            324,341
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            37,319             37,369
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,689             12,193
                                                                                ---------          ---------

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           428,820            408,098
                                                                                ---------          ---------

Shareholders' equity:
  Capital stock and surplus . . . . . . . . . . . . . . . . . . . . . .            30,439             30,439
  Unrealized appreciation of investments,
     net of taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           637,490            601,326
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .           332,547            325,864
                                                                                ---------          ---------

    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .         1,000,476            957,629
                                                                                ---------          ---------

                                                                               $1,429,296         $1,365,727
                                                                                =========          =========





See notes starting on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                ------------------
                                                                             March 31,        March 31,
                                                                                1996            1995
                                                                               ------          ------
Net cash provided by operating activities . . . . . . . . . . . . . .        $  9,799         $  4,553
                                                                              -------          -------

Cash flows from investing activities:
  Proceeds from maturities and redemptions of securities
    with fixed maturities   . . . . . . . . . . . . . . . . . . . . .           2,275             1,526
  Proceeds from sales of securities with fixed maturities . . . . . .              --             5,267
  Purchases of marketable equity securities . . . . . . . . . . . . .              --           (20,688)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             176              (413)
                                                                              -------           -------

Net cash provided (used) by investing activities  . . . . . . . . . .           2,451           (14,308)
                                                                              -------           --------

Cash flows from financing activities:

  Payment of cash dividends   . . . . . . . . . . . . . . . . . . . .          (1,887)           (1,816)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (50)              (45)
                                                                              -------            ------

Net cash used by financing activities . . . . . . . . . . . . . . . .          (1,937)           (1,861)
                                                                              -------             -----

Increase (decrease) in cash, including temporary
  cash investments  . . . . . . . . . . . . . . . . . . . . . . . . .          10,313           (11,616)
Cash, including temporary cash investments --
  beginning of period   . . . . . . . . . . . . . . . . . . . . . . .          87,981            15,800
                                                                              -------           -------

Cash, including temporary cash investments -- end of period . . . . .        $ 98,294          $  4,184
                                                                              =======           =======



Supplementary information:
  Interest paid during period . . . . . . . . . . . . . . . . . . . .          $  174           $   179
                                                                                =====            ======
  Income taxes paid, net, during period . . . . . . . . . . . . . . .          $1,241           $   294
                                                                                =====            ======





See notes starting on page 7.

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

NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 33 through 40 of its 1995 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                                          March 31, 1996              December 31, 1995
                                                    -------------------------    ----------------------------
                                                               Estimated Fair                  Estimated Fair
                                                                  (Carrying)                     (Carrying)
                                                        Cost         Value          Cost           Value
                                                    ----------   ------------    ----------     -------------
Federal Home Loan Mortgage
    Corporation   . . . . . . . . . . . . . .         $ 71,729    $613,800         $ 71,729      $  601,200
The Coca-Cola Company . . . . . . . . . . . .           40,761     298,132           40,761         267,508
The Gillette Company  . . . . . . . . . . . .           40,000     165,600           40,000         166,800
American Express Company  . . . . . . . . . .           20,687      31,980           20,687          26,799
Wells Fargo & Company . . . . . . . . . . . .           11,351      44,240           11,351          36,577
Other . . . . . . . . . . . . . . . . . . . .            2,914       3,187            2,914           3,337
                                                      --------  ----------         --------      ----------
                                                      $187,442  $1,156,939         $187,442      $1,102,221
                                                      ========  ==========         ========      ==========

NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:

                                                                                     Three Months Ended
                                                                                     -------------------
                                                                                 March 31,          March 31,
                                                                                  1996               1995
                                                                                 -------           --------
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . .          $601,326            $349,122
   Net increase in unrealized appreciation  . . . . . . . . . . . . . .            55,770             107,773
   Increase in deemed applicable income taxes . . . . . . . . . . . . .           (19,606)            (37,829)
                                                                                  -------             -------
Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . .          $637,490            $419,066
                                                                                  =======             =======

NOTE 5

Wesco on April 29, 1996 approved the purchase of Kansas Bankers Surety Company of Topeka, Kansas ("KBS") by its wholly owned subsidiary, Wesco- Financial Insurance Company ("Wes-FIC"), for approximately $75 million in cash. Berkshire Hathaway Inc., Wesco's ultimate parent, on April 10, 1996 had agreed to acquire the surety company with the intention of assigning all rights acquired and obligations assumed to a subsidiary company to be determined. The acquisition is expected to be completed early in the third quarter of 1996, after approval by the shareholders of KBS and insurance regulators.

KBS was chartered in 1909 to provide Kansas banks with deposit insurance prior to the creation of the Federal Deposit Insurance Corporation. Today, KBS provides community banks throughout the Midwestern United States with a multiplicity of insurance products, including bank deposit guaranty bonds which insure bank deposits in excess of FDIC coverage.

                          WESCO FINANCIAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 18 through 26 of its 1995 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

         At March 31, 1996, $637.5 million, or 64% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Calculations are based on quoted market or estimated fair values, which are subject to fluctuation, and accordingly the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

         Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                        March 31,    March 31,
                                                                                           1996         1995
                                                                                          ------       ------
Net income from identified segments:
   Insurance segment:
      "Normal" net operating income . . . . . . . . . . . . . . . . . . . . . . .         $7,694      $8,983
       Loss on sale of securities . . . . . . . . . . . . . . . . . . . . . . . .           --           (14)
                                                                                           -----       ------
       Segment net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,694       8,969
   Industrial segment net income (all "normal" net operating) . . . . . . . . . .            655         906
Net income other than from identified business
   segments (all "normal" net operating)  . . . . . . . . . . . . . . . . . . . .            221         491
                                                                                           -----       -----

        Net income -- consolidated  . . . . . . . . . . . . . . . . . . . . . . .         $8,570     $10,366
                                                                                           =====      ======

Insurance Segment

         Following is a summary of the results of underwriting and investing activities comprising the "normal" net operating income of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:

                                                                            Three Months Ended
                                                                            ------------------
                                                                          March 31,     March 31,
                                                                             1996          1995
                                                                            -----         -----
Premiums written  . . . . . . . . . . . . . . . . . . . . . . .           $  --           $ 5,427
                                                                           ======          ======

Premiums earned . . . . . . . . . . . . . . . . . . . . . . . .           $ 5,041         $ 8,532
                                                                           ======          ======

Underwriting gain . . . . . . . . . . . . . . . . . . . . . . .           $ 3,192         $ 5,599
Dividend and interest income  . . . . . . . . . . . . . . . . .             6,964           6,452
                                                                            -----           -----
Income before income taxes  . . . . . . . . . . . . . . . . . .            10,156          12,051
Provision for income taxes  . . . . . . . . . . . . . . . . . .            (2,462)         (3,068)
                                                                            -----           -----

"Normal" net operating income . . . . . . . . . . . . . . . . .           $ 7,694         $ 8,983
                                                                            =====           =====


         As further explained in Wesco's 1995 Form 10-K Annual Report and prior reports, Wes-FIC entered into the super-catastrophe ("super-cat") reinsurance business in the first quarter of 1994, when National Indemnity Company ("NICO"), an insurance company subsidiary of Berkshire Hathaway Inc. ("Berkshire"), Wesco's ultimate parent company, retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance contracts. Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association, another wholly owned subsidiary of Wesco, in January 1994.

         Premiums written by Wes-FIC since its entry into the super-cat reinsurance business, and premiums earned in 1995 and 1996 to date, have related almost entirely to super-cat reinsurance. At approximately the time of Wes-FIC's entry into that business, other insurers infused much capital into the super-cat reinsurance business, with the result that the pricing of super-cat reinsurance, in terms of premiums charged, became less attractive. Berkshire's management has reported that its insurance subsidiaries will not knowingly write business at inadequate rates. As a result, several super-cat reinsurance contracts in which Wes-FIC participated in 1994 were not renewed in 1995; and, of the 1995 contracts, none were renewed in the first quarter of 1996.

         Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. The decrease in premiums earned in the first quarter of 1996 from the comparable figure for the first quarter of 1995 was attributable principally to the decreased volume of super-cat premiums written in 1995.

         The underwriting gains reported for the first quarters of 1996 and 1995 were attributable principally to the recognition of earned premiums without offsetting losses upon the expiration of the super-cat reinsurance contracts.

Industrial Segment

      Following is a summary of the results of operations of the industrial segment, whose operations comprise those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:

                                                                                        Three Months Ended
                                                                                     ----------------------
                                                                                     March 31,       March 31,
                                                                                       1996            1995
                                                                                      ------          ------
Revenues, principally sales
  and services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $16,156          $17,699
                                                                                      ======           ======

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .            $ 1,087          $ 1,507
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . .               (432)            (601)
                                                                                      -------          ------
Industrial segment net income . . . . . . . . . . . . . . . . . . . . . .            $   655          $   906
                                                                                      ======           ======


         Industrial segment revenues for the first quarter of 1996 decreased $1.5 million (approximately 9 percent) from those reported for the first quarter of 1995. Pounds of steel products sold decreased 15 percent. Management of Precision Steel attributes these declines generally to the continuing sluggishness in the industrial sector of the economy.

         Income before income taxes and net income of Precision Steel's industrial operations for the first quarter of the current year decreased from the comparable figures reported for the first quarter last year due mainly to the steel service revenue decline as well as a decline in gross profit percentage from 20.4% of steel service revenues for the first quarter of 1995 to 19.9% for the first quarter of 1996. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased.

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

         Earnings other than from identified business segments typically fluctuate from period to period. The decrease in the figure for the first quarter of 1996 from the corresponding prior year figure was due principally to a reduction in tax-favored dividend income following the redemption in the fourth quarter last year of 20% of Wesco's investment in cumulative convertible preferred stock of Salomon Inc.

                             *    *    *    *    *

         Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio.

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 23.6% and 24.8% for the quarters ended March 31, 1996 and March 31, 1995.

         Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. Shareholders' equity will be impacted not only to the extent such unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which is not reflected in earnings (see Financial Condition above).