Form 10-Q
period 1996-06-30
WESCO FINANCIAL CORP
filed 1996-08-09
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996 or

     Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]  For the transition period from ___________ to___________________

Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
        --------------------------------------------------------------
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

                                  818/585-6700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

- ------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                              -------     ----------
         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__________ No__________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of August 8, 1996

                         PART I.  FINANCIAL INFORMATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             See pages 9 through 12.


                          PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security-Holders

             At the annual meeting of shareholders of Wesco Financial Corporation ("Wesco") held May 15, 1996, Wesco's shareholders
             reelected all Wesco's Directors.   Each of the nominees -- Charles
             T. Munger, Robert H. Bird, Carolyn H. Carlburg, William T. Caspers, James N. Gamble, Elizabeth Caspers Peters and David K. Robinson -- received 6,712,272 favorable votes. There were 1,281 shares voted against the election of each nominee. There were no votes withheld, abstentions or broker non-votes. No other matters were voted upon at the meeting.

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

                                       WESCO FINANCIAL CORPORATION



Date:     August 9, 1996               By:  /s/ Jeffrey L. Jacobson
       --------------------------         --------------------------------
                                          Jeffrey L. Jacobson
                                          Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996



                                    INDEX

                                                                           Page
                                                                           ----
Condensed consolidated statement of income and
             retained earnings -- six- and three-month periods
             ended June 30, 1996 and June 30, 1995  . . . . . . . . . . . . 4

Condensed consolidated balance sheet --
             June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . 5

Condensed consolidated statement of cash flows --
             six-month periods ended June 30, 1996
             and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . 6

Notes to condensed consolidated financial
             statements . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                          WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                Three Months Ended                Six Months Ended
                                                              --------------------             ---------------------
                                                             June 30,        June 30,          June 30,      June 30,
                                                              1996            1995              1996            1995
                                                             ------          ------            ------          ------
Revenues:
   Sales and service revenues . . . . . . . . . . .         $ 16,401         $ 15,703         $ 32,539       $ 33,362
   Insurance premiums earned  . . . . . . . . . . .                2              751            5,043          9,283
   Dividend and interest income . . . . . . . . . .            8,035            7,676           15,953         15,183
   Gains, net, on sales of securities
     and foreclosed property  . . . . . . . . . . .               --            6,731               40          6,709
   Other  . . . . . . . . . . . . . . . . . . . . .              296              587              609          1,153
                                                            --------         --------         --------       --------
                                                              24,734           31,448           54,184         65,690
                                                            --------         --------          -------       --------
Costs and expenses:
   Cost of products and services sold . . . . . . .           13,124           12,628           26,053         26,689
   Insurance losses, loss adjustment
      and underwriting expenses . . . . . . . . . .               24           (1,537)           1,870          1,396
   Selling, general and administrative expenses . .            2,636            3,003            5,247          5,630
   Interest on notes payable  . . . . . . . . . . .              839              843            1,679          1,687
                                                            --------         --------         --------       --------
                                                              16,623           14,937           34,849         35,402
                                                            --------         --------         --------       --------

Income before income taxes  . . . . . . . . . . . .            8,111           16,511           19,335         30,288

Provision for income taxes  . . . . . . . . . . . .           (1,538)          (4,463)          (4,192)        (7,874)
                                                            --------         --------         --------       --------

Net income  . . . . . . . . . . . . . . . . . . . .            6,573           12,048           15,143         22,414

Retained earnings -- beginning of period  . . . . .          332,547          307,136          325,864        298,586

Cash dividends declared and paid  . . . . . . . . .           (1,886)          (1,815)          (3,773)        (3,631)
                                                            --------         --------         --------       --------

Retained earnings -- end of period  . . . . . . . .         $337,234         $317,369         $337,234       $317,369
                                                             =======          =======          =======        =======

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income . . . . . . . . . . . . . . . . . . .          $   .92           $ 1.69           $ 2.12         $ 3.15
                                                              ======            =====            =====          =====

   Cash dividends . . . . . . . . . . . . . . . . .           $ .265           $ .255           $ .530         $ .510
                                                               =====            =====            =====          =====





See notes starting on page 7.

                            WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                    (Unaudited)

                                                                                  June 30,          Dec. 31,
                                                                                    1996              1995
                                                                                  --------          --------
                                                   ASSETS

Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . .     $   52,230       $   87,981
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . . . .        164,957          119,575
   Marketable equity securities . . . . . . . . . . . . . . . . . . . . . .      1,241,096        1,102,221
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,882           55,950
                                                                                ----------       ----------

                                                                                $1,512,165       $1,365,727
                                                                                 =========        =========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . . . .     $   34,302       $   34,195
Income taxes payable, principally deferred  . . . . . . . . . . . . . . . .        372,485          324,341
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,267           37,369
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,343           12,193
                                                                                ----------       ----------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        452,397          408,098
                                                                                ----------       ----------

Shareholders' equity:
  Capital stock and surplus . . . . . . . . . . . . . . . . . . . . . . . .         30,439           30,439
  Unrealized appreciation of investments,
      net of taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        692,095          601,326
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        337,234          325,864
                                                                                ----------       ----------

       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .      1,059,768          957,629
                                                                                ----------       ----------

                                                                                $1,512,165       $1,365,727
                                                                                 =========        =========





See notes starting on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                              ------------------------
                                                                                               June 30,      June 30,
                                                                                                 1996          1995
                                                                                              --------       --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .       $ 9,058         $ 8,535
                                                                                               ------          ------

Cash flows from investing activities --
 Proceeds from maturities and redemptions of securities
     with fixed maturities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,612          41,064
 Purchases of securities with fixed maturities  . . . . . . . . . . . . . . . . . . . .       (49,730)         ---
 Purchases of marketable equity securities  . . . . . . . . . . . . . . . . . . . . . .        ---            (20,687)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,184             872
                                                                                              -------         -------

Net cash provided (used) by investing activities  . . . . . . . . . . . . . . . . . . .       (40,934)         21,249
                                                                                              -------         -------

Cash flows from financing activities --
 Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,773)         (3,631)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (102)            (92)
                                                                                              -------         --------
Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . .        (3,875)         (3,723)
                                                                                              -------         -------

Increase (decrease) in cash, including temporary
 cash investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (35,751)         26,061
Cash, including temporary cash investments --
 beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,981          15,800
                                                                                              -------         -------

Cash, including temporary cash investments -- end of period . . . . . . . . . . . . . .       $52,230         $41,861
                                                                                               ======          ======


Supplementary information:

 Interest paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,678         $ 1,687
                                                                                               ======         =======

 Income taxes paid, net, during period  . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,993         $ 7,880
                                                                                               ======          ======





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



NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                                          June 30, 1996               December 31, 1995
                                                      ------------------------      -------------------------
                                                              Estimated Fair                 Estimated Fair
                                                                  (Carrying)                     (Carrying)
                                                         Cost          Value           Cost           Value
                                                      ----------     ---------      ----------      ---------
Federal Home Loan Mortgage
  Corporation   . . . . . . . . . . . . . . . . .       $ 71,729       $615,600      $ 71,729     $  601,200
The Coca-Cola Company . . . . . . . . . . . . . .         40,761        353,074        40,761        267,508
The Gillette Company  . . . . . . . . . . . . . .         40,000        199,600        40,000        166,800
American Express Company  . . . . . . . . . . . .         20,687         28,904        20,687         26,799
Wells Fargo & Company . . . . . . . . . . . . . .         11,351         40,493        11,351         36,577
Other . . . . . . . . . . . . . . . . . . . . . .          2,914          3,425         2,914          3,337
                                                        --------     ----------      --------     ----------
                                                        $187,442     $1,241,096      $187,442     $1,102,221
                                                         =======      =========       =======      =========

NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:


                                              Three Months Ended                       Six Months Ended
                                        ---------------------------------      --------------------------------
                                        June 30, 1996       June 30, 1995      June 30, 1996      June 30, 1995
                                        -------------       -------------      -------------      -------------
 Balance at beginning of period . . . .    $637,490             $419,066           $601,326           $349,122

 Net increase in unrealized
     appreciation  . . . .  . . . . . .      83,944               98,560            139,714            206,333

 Increase in deemed applicable
     income taxes   . . . . . . . . . .     (29,339)             (34,439)           (48,945)           (72,268)
                                           --------             --------           --------           --------

 Balance at end of period . . . . . . .    $692,095             $483,187           $692,095           $483,187
                                            =======              =======            =======            =======



NOTE 5

Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), on July 17, 1996, consummated the previously reported purchase of Kansas Bankers Surety Company of Topeka, Kansas ("KBS") for approximately $79 million in cash. Inasmuch as the acquisition will be accounted for as a purchase, the results of operations of KBS will be included in Wesco's consolidated financial statements beginning in the third quarter of 1996. KBS provides community banks throughout the Midwestern United States with various insurance products, including bank deposit guaranty bonds which insure deposits in excess of FDIC coverage.

                          WESCO FINANCIAL CORPORATION

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


FINANCIAL CONDITION

At June 30, 1996, $692.1 million, or 65% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Calculations are based on quoted market or estimated fair values, which are subject to fluctuation, and accordingly the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.



RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:


                                                            Three Months Ended           Six Months Ended
                                                            ------------------           ----------------
                                                           June 30,     June 30,        June 30,    June 30,
                                                             1996         1995            1996        1995
                                                           -------      -------         -------     -------
Net income from identified segments:
   Insurance segment:
 "Normal" net operating income  . . . . . . . . . .        $ 5,716      $ 6,977         $13,410     $15,960
 Securities gains   . . . . . . . . . . . . . . . .             --        2,283              --       2,269
                                                           -------      -------         -------     -------
 Segment net income   . . . . . . . . . . . . . . .          5,716        9,260          13,410      18,229
                                                           -------      -------         -------     -------
   Industrial segment net income
 (all "normal" net operating)   . . . . . . . . . .            703          592           1,358       1,498
                                                           -------      -------         -------     -------
Net income from other than identified
 business segments:
     "Normal" net operating income  . . . . . . . .            154          287             375         778
     Securities gains   . . . . . . . . . . . . . .             --        1,909              --       1,909
                                                           -------      -------         -------     -------
     Nonsegment net income  . . . . . . . . . . . .            154        2,196             375       2,687
                                                           -------      -------         -------     -------
 Net income -- consolidated . . . . . . . . . . . .        $ 6,573      $12,048         $15,143     $22,414
                                                           =======      =======         =======     =======

Insurance Segment

         Following is a summary of the results of underwriting and investing activities comprising the "normal" net operating income of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), in thousands of dollars:


                                                               Three Months Ended         Six Months Ended
                                                               ------------------         ----------------
                                                              June 30,     June 30,      June 30,    June 30,
                                                                1996         1995          1996        1995
                                                              -------      -------       -------     -------
Premiums written  . . . . . . . . . . . . . . . . . .         $  885       $   --        $   885     $ 5,427
                                                              ======       ======        =======     =======

Premiums earned . . . . . . . . . . . . . . . . . . .         $    2       $  751        $ 5,043     $ 9,283
                                                              ======       ======        =======     =======

Underwriting gain (loss)  . . . . . . . . . . . . . .         $  (19)      $2,288        $ 3,173     $ 7,887
Dividend and interest income  . . . . . . . . . . . .          7,093        6,603         14,057      13,055
                                                              ------       ------        -------     -------
Income before income taxes  . . . . . . . . . . . . .          7,074        8,891         17,230      20,942
Provision for income taxes  . . . . . . . . . . . . .         (1,358)      (1,914)        (3,820)     (4,982)
                                                              ------       ------        -------     -------

"Normal" net operating income . . . . . . . . . . . .         $5,716       $6,977        $13,410     $15,960
                                                              ======       ======        =======     =======

As further explained in Wesco's 1995 Form 10-K Annual Report and prior reports, Wes-FIC entered into the super-catastrophe ("super-cat") reinsurance business in the first quarter of 1994, when National Indemnity Company ("NICO"), an insurance subsidiary of Berkshire Hathaway Inc. ("Berkshire"), Wesco's ultimate parent company, retroceded to Wes-FIC from 10% to 20% of certain super-cat reinsurance contracts. Wes-FIC's entry into the business of super-cat reinsurance followed a large increase in net worth due to its absorption through merger of Mutual Savings and Loan Association, another wholly owned subsidiary of Wesco, in January 1994.

Premiums written by Wes-FIC since its entry into the super-cat reinsurance business, and premiums earned in 1995 and 1996 to date, have related almost entirely to super-cat reinsurance. At approximately the time of Wes-FIC's entry into that business, other insurers infused much capital into the super-cat reinsurance business, with the result that the pricing of super-cat reinsurance, in terms of premiums charged, became less attractive. Berkshire's management has reported that its insurance subsidiaries will not knowingly write business at inadequate rates. As a result, several super-cat reinsurance contracts in which Wes-FIC participated in 1994 were not renewed in 1995; and, of the 1995 contracts, none were renewed in the first six months of 1996. Premiums written in 1996 relate almost entirely to Wes-FIC's participation to the extent of 3% in a super-cat reinsurance policy covering hurricane risk in Florida for a twelve-month period beginning June 1, 1996, retroceded to Wes-FIC by National Fire & Marine Insurance Co., another of Berkshire's wholly owned insurance subsidiaries. Wes-FIC has also accepted a 3% participation with NICO in a similar, but somewhat larger super-cat hurricane policy whose coverage period begins in January 1997, at which time written premiums will be recorded.

Insurance premiums are recognized as earned revenues by Wes-FIC pro rata over the term of the contract on all forms of insurance except for super-cat reinsurance. Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. The decreases in premiums earned in1996 compared to 1995 for the second quarter and first six months were attributable principally to the reduction in super-cat premiums written in 1995.

         An underwriting loss has typically been reported by Wes-FIC each year. The underwriting gains reported for the first six months of 1996 and 1995 were attributable mainly to the recognition of earned premiums without offsetting losses upon the expiration of various super-cat reinsurance contracts written in earlier periods, and, for the second quarter of 1995, to a downward revision of estimated liabilities for losses and loss adjustment expenses with respect to business written in earlier years.

Industrial Segment

         Following is a summary of the results of operations of the industrial segment, whose operations comprise those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:

                                                               Three Months Ended           Six Months Ended
                                                               ------------------           ----------------
                                                             June 30,       June 30,      June 30,    June 30,
                                                               1996           1995          1996        1995
                                                             -------        -------       -------     -------
Revenues, principally sales
    and services  . . . . . . . . . . . . . . . . . .        $16,426        $15,732       $32,582     $33,431
                                                             =======        =======       =======     =======

Income before income taxes  . . . . . . . . . . . . .        $ 1,169        $   982       $ 2,256     $ 2,489
Provision for income taxes  . . . . . . . . . . . . .           (466)          (390)         (898)       (991)
                                                             -------        -------       -------     -------

Industrial segment net income . . . . . . . . . . . .        $   703        $   592       $ 1,358     $ 1,498
                                                             =======        =======       =======     =======

         Precision Steel's revenues for the second quarter of 1996 increased $0.7 million (approximately 4 percent) after having decreased $1.5 million (approximately 9 percent) for the first quarter from those reported for the corresponding periods of 1995. Pounds of steel products sold increased 10 percent in the second quarter, following a decrease of 15 percent for the first quarter of 1996 from the comparable figures for the corresponding periods last year. Management of Precision Steel attributes the revenue increase in this year's second quarter generally to an improvement in the industrial sector of the economy.

           Income before income taxes and net income of Precision Steel typically fluctuate from period to period for a number of reasons, including fluctuations in sales volume and changes in the gross profit percentage caused by changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased. The gross profit percentages were 20.0% and 19.6% for the second quarters of 1996 and 1995, and 19.9% and 20.0% for the corresponding six-month periods.



Other Than Identified Business Segments

         "Normal" net operating income other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiary, and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by the savings and loan subsidiary, (2) interest and other corporate expenses, and (3) income taxes.

         "Normal" net operating income other than from identified business segments typically fluctuates from period to period. The decreases in the figures for the second quarter and first six months of 1996 from the corresponding prior year figures were due principally to a reduction in tax-favored dividend income following the conversion to common stock and sale in the second quarter last year of Wesco's entire investment in preferred stock of Champion International Corporation and the redemption in the fourth quarter last year of 20% of Wesco's investment in preferred stock of Salomon Inc.

                           *     *     *     *     *

         Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Consolidated earnings for the second quarter of 1995 included realized securities gains of $4,178,000, after taxes, relating to the disposition of the Champion International Corporation preferred stock investment. Earnings for the first quarter of 1995 included after-tax losses of $14,000. No securities gains or losses were realized in the first six months of 1996.

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 19.0% and 27.0% for the second quarters and 21.7% and 26.0% for the six-month periods ended June 30, 1996 and June 30, 1995.

         Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses, and the possible occurrence of other unusual items. These items and items on the consolidated balance sheet will be affected in the future by the recent acquisition of Kansas Bankers Surety Company (see
Note 5 to the accompanying condensed consolidated financial statements). Shareholders' equity will be impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which is not reflected in earnings (see Financial Condition above).