Form 10-Q
period 1996-09-30
WESCO FINANCIAL CORP
filed 1996-11-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996 or

     Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]  For the transition period from __________________ to ___________________

Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
              ----------------------------------------------------
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

                                  818/585-6700
               -------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

           -------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if
                            Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                ----        ----
         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 12, 1996.

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

                                         WESCO FINANCIAL CORPORATION





Date:     November 13, 1996              By:
       ---------------------------          ---------------------------------
                                            Jeffrey L. Jacobson
                                            Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                          WESCO FINANCIAL CORPORATION
                   FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1996



                                     INDEX

                                                                                      Page
                                                                                      ----
Condensed consolidated statement of income and
   retained earnings -- nine- and three-month periods
   ended September 30, 1996 and September 30, 1995  . . . . . . . . . . . . . . . . .   4

Condensed consolidated balance sheet --
   September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . .   5

Condensed consolidated statement of cash flows --
   nine-month periods ended September 30, 1996
   and September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Notes to condensed consolidated financial
statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                          WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                  (Unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                        -----------------------      ------------------------
                                                                        Sept. 30,     Sept. 30,     Sept. 30,        Sept. 30,
                                                                          1996          1995           1996            1995
                                                                        -------       --------       --------        ---------
Revenues:
   Sales and service revenues . . . . . . . . . . . . . . . . . .     $ 15,709       $ 15,010         $ 48,248       $ 48,372
   Insurance premiums earned  . . . . . . . . . . . . . . . . . .        2,305              3            7,348          9,286
   Dividend and interest income   . . . . . . . . . . . . . . . .        8,937          7,589           24,890         22,772
   Gains (losses), net, on sales of securities
     and foreclosed property  . . . . . . . . . . . . . . . . . .         (192)           888             (152)         7,597
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          240            326              849          1,479
                                                                      --------       --------         --------       --------
                                                                        26,999         23,816           81,183         89,506
                                                                      --------       --------         --------       --------
Costs and expenses:
   Cost of products and services sold . . . . . . . . . . . . . .       12,497         12,194           38,550         38,883
   Insurance losses, loss adjustment
      and underwriting expenses . . . . . . . . . . . . . . . . .        1,069             96            2,939          1,492
   Selling, general and administrative expenses . . . . . . . . .        2,571          3,076            7,818          8,706
   Interest on notes payable  . . . . . . . . . . . . . . . . . .          837            843            2,516          2,530
                                                                      --------      ---------         --------       --------
                                                                        16,974         16,209           51,823         51,611
                                                                      --------       --------         --------       --------

Income before income taxes  . . . . . . . . . . . . . . . . . . .       10,025          7,607           29,360         37,895

Provision for income taxes  . . . . . . . . . . . . . . . . . . .       (2,222)        (1,332)          (6,414)        (9,206)
                                                                       -------       --------          -------        -------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,803          6,275           22,946         28,689

Retained earnings -- beginning of period  . . . . . . . . . . . .      337,234        317,369          325,864        298,586

Cash dividends declared and paid  . . . . . . . . . . . . . . . .       (1,888)        (1,816)          (5,661)        (5,447)
                                                                      --------       --------         --------       --------
Retained earnings -- end of period  . . . . . . . . . . . . . . .     $343,149       $321,828         $343,149       $321,828
                                                                      ========       ========         ========       ========

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1.10          $ .88            $3.22          $4.03
                                                                         =====           ====             ====           ====

   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . .        $.265          $.255            $.795          $.765
                                                                          ====           ====             ====           ====





See notes starting on page 7.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                 Sept. 30,         Dec. 31,
                                                                                   1996              1995
                                                                                 --------          --------

                                                                     ASSETS

Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . .    $   17,347        $   87,981
Investments:
   Securities with fixed maturities . . . . . . . . . . . . . . . . . . . .       192,789           119,575
   Marketable equity securities . . . . . . . . . . . . . . . . . . . . . .     1,377,232         1,102,221
Excess of cost over equity in net assets of subsidiary  . . . . . . . . . .        31,093           ---
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        57,483            55,950
                                                                               ----------        ----------

                                                                               $1,675,944        $1,365,727
                                                                               ==========        ==========


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses . . . . . . . . . . . . . . .    $   46,032         $  34,195
Income taxes payable, principally deferred  . . . . . . . . . . . . . . . .       419,727           324,341
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,215            37,369
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,018            12,193
                                                                               ----------        ----------

   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       520,992           408,098
                                                                               ----------        ----------

Shareholders' equity:
   Capital stock and surplus  . . . . . . . . . . . . . . . . . . . . . . .        30,439            30,439
   Unrealized appreciation of investments,
      net of taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       781,364           601,326
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       343,149           325,864
                                                                               ----------        ----------

   Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .     1,154,952           957,629
                                                                               ----------        ----------

                                                                               $1,675,944        $1,365,727
                                                                               ==========        ==========





See notes starting on page 7.

                          WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                -------------------------
                                                                                                  Sept. 30,     Sept. 30,
                                                                                                   1996           1995
                                                                                                -----------    ----------

Net cash provided by operating activities   . . . . . . . . . . . . . . . . . . . . . . .        $ 13,848       $ 13,596
                                                                                                  -------        -------

Cash flows from investing activities --
   Acquisition THE of Kansas Bankers Surety Company, net of cash and  . . . . . . . . . .
       temporary cash investments acquired  . . . . . . . . . . . . . . . . . . . . . . .         (77,320)            --
   Proceeds from sales and maturities of investment securities  . . . . . . . . . . . . .          46,959         49,951
   Purchases of marketable equity securities  . . . . . . . . . . . . . . . . . . . . . .              --        (20,687)
   Purchases of securities with fixed maturities  . . . . . . . . . . . . . . . . . . . .         (54,584)            --
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,278          3,084
                                                                                                ---------       --------

Net cash provided (used) by investing activities  . . . . . . . . . . . . . . . . . . . .         (78,667)        32,348
                                                                                                 --------        -------

Cash flows from financing activities --
   Payment of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,661)        (5,447)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (154)          (140)
                                                                                                 --------       --------
Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,815)        (5,587)
                                                                                                  -------        -------

Increase (decrease) in cash, including temporary
   cash investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (70,634)        40,357
Cash, including temporary cash investments --
   beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          87,981         15,800
                                                                                                  -------        -------

Cash, including temporary cash investments -- end of period . . . . . . . . . . . . . . .        $ 17,347       $ 56,157
                                                                                                   ======        =======


Supplementary information:

   Interest paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,850       $  1,864
                                                                                                   ======        =======

   Income taxes paid during period  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,101        $11,261
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



NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                                    September 30, 1996                December 31, 1995
                                                 -------------------------------   ----------------------------
                                                                Quoted Market                     Quoted Market
                                                    Cost      (Carrying)Value         Cost     (Carrying) Value
                                                 ---------  --------------------   ----------    --------------
Federal Home Loan Mortgage
    Corporation . . . . . . . . . . . . . . .     $ 71,729       $  702,900         $ 71,729      $  601,200
The Coca-Cola Company. .  . . . . . . . . . .       40,761          366,585           40,761         267,508
The Gillette Company  . . . . . . . . . . . .       40,000          230,800           40,000         166,800
American Express Company  . . . . . . . . . .       20,687           29,956           20,687          26,799
Wells Fargo & Company . . . . . . . . . . . .       11,351           44,028           11,351          36,577
Other . . . . . . . . . . . . . . . . . . . .        2,914            2,963            2,914           3,337
                                                  --------       ----------         --------      ----------
                                                  $187,442       $1,377,232         $187,442      $1,102,221
                                                  ========       ==========         ========      ==========




NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, included in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:

                                                   Three Months Ended                        Nine Months Ended
                                           ----------------------------------        ---------------------------------

                                           Sept. 30, 1996     Sept. 30, 1995         Sept. 30, 1996      Sept. 30, 1995
                                           --------------     --------------         --------------      --------------

Balance at beginning of period  . . . . .       $692,095           $483,187                $601,326           $349,122

Net increase in unrealized
   appreciation   . . . . . . . . . . . .        137,398             40,902                 277,112            247,235

Increase in deemed applicable
   income taxes   . . . . . . . . . . . .        (48,129)           (14,326)                (97,074)           (86,594)
                                                --------           --------                --------           --------

Balance at end of period  . . . . . . . .       $781,364           $509,763                $781,364           $509,763
                                                ========           ========                ========           ========




NOTE 5

Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), on July 17, 1996, consummated the previously reported purchase of the capital stock of The Kansas Bankers Surety Company ("KBS") for approximately $80 million in cash. Inasmuch as the acquisition has been accounted for under the purchase method, the results of operations of KBS have been included in Wesco's consolidated financial statements beginning in the third quarter of 1996. The $31.3 million excess of cost over Wes-FIC's equity in the net assets of KBS acquired is being amortized over 40 years. Amortization of $0.2 million was taken in the third quarter of 1996.

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


FINANCIAL CONDITION

    At September 30, 1996, $781.4 million, or 67.7% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Calculations are based on market quotations, which are subject to fluctuation, or estimated fair values, and accordingly the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

    Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.



RESULTS OF OPERATIONS

    Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                                  Three Months Ended           Nine Months Ended
                                                               -----------------------      ----------------------
                                                               Sept. 30,      Sept. 30,    Sept. 30,     Sept. 30,
                                                                 1996           1995         1996          1995
                                                                ------         ------       ------        ------
Net income from identified segments:
  Insurance segment:
    "Normal" net operating income . . . . . . . . . . . .       $ 7,072         $5,279      $20,482       $21,239
    Securities gains (losses) . . . . . . . . . . . . . .          (115)           155         (115)        2,424
                                                                -------         ------      -------       -------
    Segment net income  . . . . . . . . . . . . . . . . .         6,957          5,434       20,367        23,663
                                                                -------         ------      -------       -------
    Industrial segment net income
      (all "normal" net operating income) . . . . . . . .           672            439        2,030         1,937
                                                                -------         ------      -------       -------
Net income from other than identified
  business segments:
    "Normal" net operating income . . . . . . . . . . . .           174            402          549         1,180
    Securities gains  . . . . . . . . . . . . . . . . . .            --             --           --         1,909
                                                                -------         ------      -------       -------
    Nonsegment net income . . . . . . . . . . . . . . . .           174            402          549         3,089
                                                                -------         ------      -------       -------
Net income -- consolidated  . . . . . . . . . . . . . . .       $ 7,803         $6,275      $22,946       $28,689
                                                                =======         ======      =======       =======





Insurance Segment

         Following is a summary of results of underwriting and investing activities of the insurance segment, consisting of those of Wesco's wholly owned subsidiary, Wesco-Financial Insurance Company ("Wes-FIC"), and, since July 1996, The Kansas Bankers Surety Company ("KBS" -- see below), in thousands of dollars:

                                                              Three Months Ended         Nine Months Ended
                                                            ----------------------      ---------------------
                                                             Sept. 30,    Sept. 30,     Sept. 30,   Sept. 30,
                                                               1996         1995          1996         1995
                                                              ------       ------        ------       ------
Premiums written  . . . . . . . . . . . . . . . . . .        $ 2,113      $   381        $ 2,998      $ 5,808
                                                             =======      =======        =======      =======

Premiums earned . . . . . . . . . . . . . . . . . . .        $ 2,305      $     3        $ 7,348      $ 9,286
                                                             =======      =======        =======      =======

Underwriting gain (loss)  . . . . . . . . . . . . . .        $ 1,236      $  (174)       $ 4,409      $ 7,713
Dividend and interest income  . . . . . . . . . . . .          7,957        6,611         22,014       19,666
                                                             -------      -------        -------      -------
Income before income taxes  . . . . . . . . . . . . .          9,193        6,437         26,423       27,379
Provision for income taxes  . . . . . . . . . . . . .         (2,121)      (1,158)        (5,941)      (6,140)
                                                             -------      -------        -------      -------

"Normal" net operating income . . . . . . . . . . . .        $ 7,072      $ 5,279        $20,482      $21,239
                                                             =======      =======        =======      =======

         Wes-FIC purchased KBS in early July 1996, as further explained in Note 5 to the accompanying condensed consolidated financial statements. KBS, from its headquarters in Topeka, Kansas, provides community banks throughout the Midwestern United States with various insurance products, including fidelity bonds, directors and officers liability insurance, and bank deposit guaranty bonds which insure deposits in excess of FDIC coverage. Premiums written and premiums earned by the insurance segment for the third quarter of 1996 were attributable almost entirely to KBS.

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

         Substantially all premiums written and premiums earned by the insurance segment subsequent to Wes-FIC's entry into the super-cat reinsurance business in 1994 and prior to the recent KBS acquisition related to super-cat reinsurance. At about the time of Wes-FIC's entry into the business of super-cat reinsurance, other insurers also infused much capital into that business, with the result that the pricing of super-cat reinsurance, in terms of premiums charged, became less attractive; and Berkshire's management stated that its insurance subsidiaries would not knowingly write business at inadequate rates. As a result, several super-cat reinsurance contracts in which Wes-FIC participated in 1994 were not renewed in 1995; and, of the 1995 contracts, none were renewed in the first nine months of 1996. Super-cat reinsurance premiums written in 1996 represent Wes-FIC's participation to the extent of 3% in a policy covering hurricane risk in Florida for a twelve-month period beginning June 1, 1996, retroceded to Wes-FIC by National Fire & Marine Insurance Co., another of Berkshire's wholly owned insurance subsidiaries. Wes-FIC has also accepted a 3% participation with NICO in a similar, but somewhat larger super-cat hurricane policy whose coverage period begins in January 1997, at which time written premiums will be recorded.

         Premiums on super-cat reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration, in order to avoid premature recognition of underwriting profits. The decrease in premiums earned by the insurance segment for the first nine months of 1996 compared to the corresponding figure for 1995 was attributable principally to the reduction in super-cat premiums written in 1995 from the level one year earlier. Insurance premiums on all other forms of insurance are recognized as earned by Wes-FIC and KBS pro rata over the term of the contract.

         The underwriting gains reported by the insurance segment for the first nine months of 1996 and 1995 were attributable mainly to the recognition by Wes-FIC of earned premiums without offsetting losses upon the expiration of various super-cat reinsurance contracts written in earlier periods. The underwriting gain for the third quarter of 1996 reflects mainly the profitable underwriting results of KBS since date of its acquisition, less amortization of the excess of the purchase price paid by Wes-FIC over the net assets of KBS acquired.


Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of those of wholly owned Precision Steel Warehouse, Inc. and its subsidiaries ("Precision Steel"), in thousands of dollars:

                                                              Three Months Ended            Nine Months Ended
                                                            -----------------------      ---------------------
                                                            Sept. 30,     Sept. 30,      Sept. 30,    Sept. 30,
                                                               1996          1995           1996        1995
                                                            ---------      --------       -------    --------
Revenues, principally sales
    and services  . . . . . . . . . . . . . . . . . .        $15,739       $15,039        $48,321    $48,470
                                                             =======       =======        =======    =======

Income before income taxes  . . . . . . . . . . . . .        $ 1,111       $   735        $ 3,367    $ 3,224
Provision for income taxes  . . . . . . . . . . . . .           (439)         (296)        (1,337)    (1,287)
                                                             -------       -------        -------    -------

Industrial segment net income . . . . . . . . . . . .        $   672       $   439        $ 2,030    $ 1,937
                                                             =======       =======        =======    =======

   Precision Steel's revenues for the third quarter of 1996 increased $0.7 million (approximately 5 percent) but were essentially unchanged for the first nine months of the current year as compared with those reported for the corresponding 1995 period. Pounds of steel products sold increased 15 percent in the third quarter, and 2 percent for the first nine months of 1996 from the comparable figures for the corresponding periods last year. Management of Precision Steel attributes the revenue increase in this year's third quarter generally to a continuation of the improvement in the industrial sector of the economy that appeared to have begun in the second quarter.

     Income before income taxes and net income of Precision Steel typically fluctuate from period to period for a number of reasons, including fluctuations in sales volume and changes in the gross profit percentage caused by changes in product mix, price competition among suppliers and at the retail level, and availability of favorable quantity order prices on materials purchased. The gross profit percentages were 20.5% and 18.8% for the third quarters of 1996 and 1995, and 20.1% and 19.6% for the corresponding nine-month periods.

Other Than Identified Business Segments

         "Normal" net operating income other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, and
(2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by the savings and loan subsidiary, (2) interest and other corporate expenses, and (3) income taxes.

         "Normal" net operating income other than from identified business segments typically fluctuates from period to period. The decreases in the figures for the third quarter and first nine months of 1996 from the corresponding prior year figures were due principally to a reduction in tax-favored dividend income following the conversion to common stock and sale in the second quarter last year of Wesco's entire investment in preferred stock of Champion International Corporation and the redemption in the fourth quarter last year of 20% of Wesco's investment in preferred stock of Salomon Inc.


                           *     *     *     *     *


         Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. Consolidated earnings for the first nine months of 1996 included securities losses of $0.1 million, after taxes, realized in the third quarter. Consolidated earnings for the first nine months of 1995 included securities gains of $4.3 million, after taxes, including $4.2 million, after taxes, realized in the second quarter on the disposition of the Champion International Corporation preferred stock investment.

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 22.2% and 17.5% for the third quarters and 21.9% and 24.3% for the nine-month periods ended September 30, 1996 and September 30, 1995.

         Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses, and the possible occurrence of other unusual items. For example, as explained elsewhere herein, Wesco's consolidated financial statements reflect the acquisition of KBS early in this year's third quarter. Shareholders' equity will be impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which is not reflected in earnings (see Financial Condition above).