Form 10-K
period 1996-12-31
WESCO FINANCIAL CORP
filed 1997-03-31
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ___________________ to __________________

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

                                                                           Name of Each Exchange
                                                                            on Which Registered
                   Title of Each Class                                    American Stock Exchange
               Capital Stock, $1 par value                              and Pacific Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 19, 1997 was: $263,855,000

     The number of shares outstanding of the registrant's Capital Stock as of March 19, 1997 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Title of Document                                       Parts of Form 10-K
             Proxy Statement for 1997 Annual                            Part III, Items 10, 11, 12
                 Meeting of Shareholders                                          and 13

PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. Wesco, through wholly owned subsidiaries, engages in two principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company ("KBS"), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; and (2) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979. Through late 1993, Wesco also engaged in the savings and loan business, through another wholly owned subsidiary, Mutual Savings and Loan Association ("Mutual Savings"), which was incorporated in California in 1925, gave up its status as a regulated thrift institution after disposing of its savings accounts and most of its real estate loans in October 1993, and, in a statutory merger effective January 1, 1994, merged into Wes-FIC.

     Wesco's operations also include, through MS Property Company ("MS Property"), the ownership and management of commercial real estate transferred to MS Property by Wesco, and the development and liquidation of foreclosed real estate and delinquent real estate loans transferred to MS Property by Mutual Savings, all in December 1993, when MS Property, a wholly owned subsidiary of Wesco, began its operations. Wesco's operations, through mid-1993, also included the manufacture of electrical equipment through New America Electrical Corporation ("New America Electric"), which was organized in 1982 and was approximately 80%-owned by Wesco from December 1988 through mid-1993.

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps or its predecessor by the same name (collectively, "Blue Chip"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Wesco and its subsidiaries are thus controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of approximately 40% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations, but Mr. Buffett has no active participation in Wesco's management other than as a director of Wes-FIC.

     Prior to 1994, Wesco's activities fell into three business segments -- financial, insurance, and industrial. The financial segment included the savings and loan business operated by Mutual Savings as well as other activities more closely associated with the savings and loan business than either of Wesco's other principal businesses, namely, investment activity other than Wes-FIC's and parent company operations. The insurance segment consisted of Wes-FIC's insurance business. The industrial segment comprised Precision Steel's steel service center operations and, from late 1988 until mid-1993, the manufacture of electrical products by 80%-owned New America Electric.

     Effective with the beginning of 1994, following Mutual Savings' discontinuation as a regulated savings and loan association late in 1993 and its subsequent statutory merger into Wes-FIC, the financial segment classification no longer served a useful purpose and was discontinued. The insurance segment was expanded to reflect Wes-FIC's absorption of the portion of Mutual Savings' business that in recent years had employed the majority of its assets in terms of market value: the indirect real estate lending business engaged in through ownership of 7.2 million shares of common stock of Federal Home Loan Mortgage Corporation ("Freddie Mac"), whose market value was $359 million at yearend 1993 (and had increased to $795 million at yearend 1996), and mortgage-backed securities. Other, relatively insignificant operations were removed from the financial segment and are no longer identified with any specific business segment; these include (1) investment activity other than Wes-FIC's, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     The amounts of revenues, operating profit and identifiable assets attributable to Wesco's business segments are included in Note 8 to the accompanying consolidated financial statements.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. It is headquartered in Omaha, Nebraska.

     On January 1, 1994, Wes-FIC's net worth increased from $329 million to $569 million as a result of the absorption of Mutual Savings' remaining net assets (essentially, the market value of Freddie Mac common stock and mortgage-backed securities, less the taxes that would be due if sold) through merger. Primarily due to appreciation of investments, Wes-FIC's shareholder's equity has increased to $1.2 billion as of 1996 yearend. (The foregoing figures have been computed under generally accepted accounting principles. Wes-FIC's regulatory net worth as of yearend 1996 was $1.7 billion. The difference represents mainly the absence in the regulatory figure of income taxes associated with appreciated investments.)

     In 1985, Wes-FIC entered into an arrangement whereby it effectively reinsured -- through a Berkshire insurance subsidiary, National Indemnity Company ("NICO"), as intermediary-without-profit -- 2% of the entire book of insurance business of the long-established Fireman's Fund Insurance Companies ("Fireman's Fund"). Wes-FIC thus assumed the benefits and burdens of Fireman's Fund's underwriting results under a contract covering virtually all of the property and casualty insurance business of Fireman's Fund during a four-year coverage period that expired on August 31, 1989. The arrangement put Wes-FIC in essentially the same position it would have been in if it, instead of Fireman's Fund, had directly written the business reinsured. Differences in results under this arrangement have occurred principally from the investment of premiums, as Wes-FIC, instead of Fireman's Fund, has invested funds from "float" (funds set aside and invested pending payment of claims). Wes-FIC will remain liable for its share of remaining unpaid losses and loss expenses, an estimate of which is reflected as a liability on Wesco's consolidated balance sheet, and will continue to invest the related float until all liabilities are settled, perhaps many years hence.

     In 1990 and 1991, Wes-FIC reinsured 50% of the workers' compensation insurance business written by Cypress Insurance Company ("Cypress"), a wholly owned subsidiary of Berkshire, under a contract patterned generally after that with Fireman's Fund. As with the Fireman's Fund contract, Wes-FIC remains liable for its share of unpaid losses and loss adjustment expenses.

     During 1992, Wes-FIC entered into another arrangement with NICO whereby NICO retroceded to it 50% of certain personal lines reinsurance business assumed by NICO. The arrangement terminated in mid-1993 and all claims have been settled and paid.

     Wes-FIC's traditional financial strength, made even greater by the absorption of Mutual Savings, enabled it to enter into the business of "super-catastrophe reinsurance," through several subcontracts retroceded by NICO in 1994; most of these were renewed in 1995 but none were renewed in 1996. In 1996, however, Wes-FIC accepted 3% participations in two super-catastrophe reinsurance policies covering hurricane risk in Florida: (1) a 12-month policy effective June 1, 1996 retroceded by Berkshire's National Fire & Marine Insurance Company subsidiary ("National Fire") with maximum potential exposure of $9 million; and (2) a three-year policy effective January 1, 1997 retroceded by NICO with maximum exposure of $24 million.

     Throughout this report, "catastrophe reinsurance" refers to the insurance purchased by insurance and reinsurance companies to protect themselves against the accumulation of property losses arising from a single major event or a series of major events. "Super-catastrophe reinsurance" refers to a catastrophe contract which subjects the reinsurer to especially large amounts of losses from a mega-catastrophe such as a hurricane or earthquake. The super-catastrophe policies in which Wes-FIC has participated have indemnified the ceding companies for all or part of covered losses in excess of large, specified retentions; reinsurance of this type is referred to as "excess of loss" reinsurance (as contrasted with "quota share" reinsurance, under which a ceding company is indemnified for a portion of its own loss). Management believes that an insurer in this business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a super catastrophe occurs. In this regard, Berkshire and Wes-FIC operate differently from other reinsurers in that risks written by them are kept in house, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not remain adequately solvent if called upon to pay off on risks reinsured.

     Berkshire has indicated that its insurance subsidiaries may from time to time be offered super-catastrophe reinsurance business that is somewhat larger than it wishes to retain and may make a portion of the business available to Wes-FIC, as NICO and National Fire have done. Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of retrocessions of reinsurance offered by wholly owned subsidiaries of Berkshire provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of Berkshire subsidiaries; (2) the Berkshire subsidiary is to receive a ceding commission of 3% of premiums, probably less than the Berkshire subsidiary could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) wholly owned Berkshire subsidiaries must retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC's net worth.

     Wes-FIC, in Nebraska, Utah and Iowa, is also licensed to write "direct" insurance business (as distinguished from reinsurance), but the volume written to date has been very small.

     In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. The acquisition became available after Berkshire Hathaway agreed to the purchase of KBS by itself or one of its subsidiaries and then provided Wes-FIC the opportunity to be the acquiring party. Wes-FIC's acceptance was approved by the boards of Wes-FIC and Wesco.

     KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is regulated by insurance departments in 22 states and by the Department of the Treasury. Its product line includes financial institution bonds (crime insurance), check kiting fraud indemnification policies, directors and officers liability policies, bank employment practices policies, bank insurance agents professional errors and omissions indemnity policies and bank deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. In 1996, KBS ceded about 44% of its gross insurance business to third party reinsurers.

     KBS markets its products in some states by exclusive, commissioned agents, and in others by salaried employees who travel. Inasmuch as the number of small midwestern banks is declining as banks are merging, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as bank deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 8% of its business.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 1996 amounted to only approximately 1% of their combined statutory surplus compared to an industry average of about 113% based on figures reported for 1995.

     Standard & Poor's Corporation, in 1994, recognized Wes-FIC's strong competitive position as a part of the Berkshire Hathaway insurance group and its unusual capital strength, and assigned its highest rating, AAA, to Wes-FIC's claims-paying ability. This rating recognized the commitment of Wes-FIC's management to a disciplined approach to underwriting and reserving, as well as Wes-FIC's extremely strong capital base.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional attractive catastrophe reinsurance retrocessions, and other insurance arrangements such as the one with Fireman's Fund, as well as acquisitions of other insurance companies.

     Insurance companies are subject to regulation by the departments of insurance of the various states in which they write policies as well as the states in which they are domiciled, and, if applicable, by the Department of the Treasury. Regulations relate to, among other things, capital requirements, shareholder and policyholder dividend restrictions, reporting requirements, annual audits by independent accountants, periodic regulatory examinations, and limitations on the size and types of investments that can be made.

     Wes-FIC is operated by employees of NICO; it has no employees of its own. KBS has 14 employees.

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

     The steel service businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to approximately $6.0 million as of December 31, 1996 from $5.4 million as of December 31, 1995.

     Approximately 250 full-time employees are engaged in the steel service businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

WESCO'S ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

     Through 1993, Wesco's business activities included a financial segment, whose principal activities consisted mainly of savings and loan operations. In late 1993, several events occurred that resulted in a major restructuring of the consolidated enterprise. Mutual Savings transferred its savings accounts and certain other liabilities (totaling about $220 million), offset by substantially all of its real estate loans and certain other non-cash assets (about $86 million, combined) and cash (about $134 million), to CenFed Bank, A Federal Savings Bank ("CenFed"). Mutual Savings and Wesco jointly agreed to indemnify CenFed to the extent of at least 90% with respect to any losses that might be sustained on the loans transferred. Wesco loaned $4 million to CenFed's parent corporation for a three-year period. Mutual Savings transferred to MS Property all real estate it was in process of developing and liquidating as well as the few real estate loans that were not sold to CenFed and the indemnification obligation with respect to the loans that were transferred to CenFed. Wesco transferred its commercial real estate property in Pasadena, California to MS Property. Finally, Mutual Savings merged into Wes-FIC by statutory merger, effective January 1, 1994.

     After completion of the restructuring, the financial segment no longer served a useful purpose. The activities that remained had previously been included in the financial segment only because they were indirectly related to operation of the savings and loan association and were relatively insignificant. Accordingly, effective with the beginning of 1994, these activities were removed from the financial segment and are no longer identified with any segment as they do not in any way relate to the two remaining segments. These extraneous, relatively insignificant operations include (1) investment activity other than Wes-FIC's, (2) management of commercial real estate property in Pasadena, (3) development and liquidation of foreclosed real estate and the remaining real estate loans, and (4) parent company operations.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, invests in marketable securities of unaffiliated companies. (See Note 2 to the accompanying consolidated financial statements for summaries of investments.)

     Seven full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2. PROPERTIES

     MS Property owns a business block in downtown Pasadena, California, which is improved with a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles, as well as three commercial store buildings, one of which is scheduled for demolition in 1997. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remainder is leased to outside parties, including CenFed, law firms and others, under agreements expiring at various dates to 2008. MS Property also owns a parking lot with space for approximately 100 automobiles across the street from the garage structure.

     Wes-FIC's place of business is the Omaha, Nebraska headquarters office of NICO.

     KBS leases 6,250 square feet of office space in a multi-story office building in Topeka, Kansas. The ten-year lease expires in mid-1997, at which time KBS plans to relocate to 5,815 square feet of office space which it has leased for five years, with an option to renew for an additional five-year term, in another multi-story office building nearby.

     MS Property holds real estate acquired by Mutual Savings or itself through foreclosure. The most valuable parcel, acquired in 1966, consists of 22 acres of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of 20 town houses and 12 residential lots has been in process of construction and sale for a number of years; as of December 31, 1996, 16 of the town houses and five of the lots had been sold. Other properties include several buildings in a small shopping center in Upland, California, which are leased to various small businesses, and several single-family residences in Southern California, of which one is undergoing extensive remodeling to enhance its marketability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Wesco's shareholders subsequent to the annual meeting held in May 1996.

PART II

ITEM 5.

     Wesco's capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

     The following table sets forth quarterly ranges of composite prices for Wesco shares for 1996 and 1995, based on those reported daily in The Wall Street Journal, as well as cash dividends paid by Wesco on each outstanding share:

                                 1996                                                1995
                      --------------------------                          ---------------------------
                      SALES PRICE                                          SALES PRICE
                      ------------     DIVIDENDS                          -------------     DIVIDENDS
   QUARTER ENDED      HIGH    LOW        PAID          QUARTER ENDED      HIGH     LOW        PAID
-------------------   ----    ----     ---------    -------------------   ----     ----     ---------
March 31...........   $189    $164 3/4  $ 0.265     March 31...........   $128     $113 1/2  $ 0.255
June 30............    183     155        0.265     June 30............    133 7/8  116 1/8    0.255
September 30.......    182     158 1/8    0.265     September 30.......    150      124        0.255
December 31........    193     171 3/4    0.265     December 31........    192      144        0.255
                                         ------                                               ------
                                        $ 1.060                                              $ 1.020
                                         ======                                               ======

     There were approximately 750 shareholders of record of Wesco's capital stock as of the close of business on March 19, 1997. It is estimated that approximately 3,000 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1996 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1996        1995       1994        1993        1992
                                           --------    --------    -------    --------    --------
Revenues:
  Sales and service revenues............   $ 63,654    $ 62,271    $62,143    $ 63,627    $ 65,438
  Insurance premiums earned.............     10,060       9,294      1,133      12,158      19,587
  Dividends and interest on investments
     other than mortgage-backed
     securities.........................     31,815      27,774     26,207      28,152      28,186
  Interest on loans and mortgage-backed
     securities.........................      1,498       2,499      2,810       7,952      16,688
  Gains (losses), net, on sales of
     securities and foreclosed
     property...........................       (177)      7,428        323       1,783         105
  Gain on disposition of Mutual Savings'
     loans and deposits.................         --          --         --       1,577          --
  Other.................................      1,169       1,791      2,842       2,109       1,811
                                           --------    --------    -------    --------    --------
                                            108,019     111,057     95,458     117,358     131,815
                                           --------    --------    -------    --------    --------
Costs and expenses:
  Cost of products and services sold....     50,054      50,019     49,459      51,570      52,491
  Insurance losses and expenses.........      4,264       1,501       (571)     12,894      20,779
  Interest on savings accounts..........         --          --         --       5,792      11,986
  Selling, general and administrative...     10,849      11,142     13,411      16,051      15,813
  Interest on notes payable.............      3,352       3,371      3,394       4,610       4,872
  Decline in value of investment........         --          --      9,000          --          --
  Loss on sale of New America
     Electric...........................         --          --         --       2,700          --
                                           --------    --------    -------    --------    --------
                                             68,519      66,033     74,693      93,617     105,941
                                           --------    --------    -------    --------    --------
Income before income taxes and
  cumulative effect of change in
  accounting for income taxes...........     39,500      45,024     20,765      23,741      25,874
Provision for income taxes..............     (8,881)    (10,483)    (1,793)     (5,046)    (20,873)*
                                           --------    --------    -------    --------    --------
Income before cumulative effect of
  change in accounting for income
  taxes.................................     30,619      34,541     18,972      18,695       5,001*
Cumulative effect of change in
  accounting for income taxes...........         --          --         --       1,023          --
                                           --------    --------    -------    --------    --------
Net income..............................   $ 30,619    $ 34,541    $18,972    $ 19,718    $  5,001*
                                           ========    ========    =======    ========    ========
Amounts per share:
  Income before cumulative effect of
     change in accounting for income
     taxes..............................   $   4.30    $   4.85    $  2.66    $   2.63    $    .70*
  Net income............................       4.30        4.85       2.66        2.77         .70*
                                           ========    ========    =======    ========    ========
  Cash dividends........................   $   1.06    $   1.02    $   .98    $    .94    $    .90
                                           ========    ========    =======    ========    ========

---------------

* Reflects tax provision of $17,500, or $2.46 per share, related to recapture of special bad debt tax deductions, which was required to be recorded when Mutual Savings decided to give up its status as a regulated savings and loan association.

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                         1996          1995         1994        1993        1992
                                      ----------    ----------    --------    --------    --------
Assets:
  Cash and cash equivalents........   $   23,039    $   87,981    $ 15,800    $  5,230    $123,705
  Investments* --
     Securities with fixed
       maturities..................      176,885       119,575     183,089     202,126     236,513
     Marketable equity
       securities..................    1,533,009     1,102,221     696,261     639,958     331,770
  Excess of cost of KBS over net
     assets acquired...............       30,903            --          --          --          --
  Real estate loans receivable.....        2,650         1,352       5,884       1,848     101,891
  Other assets.....................       51,919        54,598      60,727      65,993      71,080
                                      ----------    ----------    --------    --------    --------
     Total assets..................   $1,818,405    $1,365,727    $961,761    $915,155    $864,959
                                      ==========    ==========    ========    ========    ========
Liabilities:
  Insurance losses and expenses....   $   45,491    $   34,195    $ 39,785    $ 53,818    $ 61,526
  Savings accounts.................           --            --          --          --     250,612
  Income taxes payable, principally
     deferred*.....................      468,370       324,341     191,858     180,722      72,928
  Notes payable....................       37,162        37,369      37,557      37,896      55,119
  Other liabilities................       16,367        12,193      14,414      16,632      13,060
                                      ----------    ----------    --------    --------    --------
     Total liabilities.............   $  567,390    $  408,098    $283,614    $289,068    $453,245
                                      ==========    ==========    ========    ========    ========
Shareholders' equity:
  Capital stock and surplus........   $   30,439    $   30,439    $ 30,439    $ 30,439    $ 30,439
  Unrealized appreciation of
     investments, net of taxes*....      871,640       601,326     349,122     309,057     107,709
  Retained earnings................      348,936       325,864     298,586     286,591     273,566
                                      ----------    ----------    --------    --------    --------
     Total shareholders' equity....   $1,251,015    $  957,629    $678,147    $626,087    $411,714
                                      ==========    ==========    ========    ========    ========
       Per share...................   $   175.71    $   134.50    $  95.25    $  87.94    $  57.83
                                      ==========    ==========    ========    ========    ========

---------------

* Wesco adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective at 1993 yearend, with the result that all marketable equity securities owned by Wesco and its subsidiaries beginning December 31, 1993 are stated above at quoted market value or, in the absence of such a quotation, at estimated fair value, with the aggregate net unrealized gain added to shareholders' equity net of deemed applicable income taxes. (Previously only marketable equity securities owned by Wes-FIC had been valued in this manner.) Due to a change in classification in 1994, the reporting of securities with fixed maturities was changed to conform it to that of marketable equity securities; the balances beginning at yearend 1994 reflect that change. If the foregoing changes could have been implemented starting with 1992 yearend, unrealized appreciation of investments, net of taxes, included in shareholders' equity, would have increased approximately $15 million and $169 million at 1993 and 1992 yearends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Wesco's shareholders' equity at December 31, 1996 was $1.25 billion or $175.71 per share, up $293.4 million or $41.21 per share for the year. This increase was due principally to appreciation in market value of investments, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using current market quotations, which are subject to fluctuation, or estimated fair values, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 70% of shareholders' equity at December 31, 1996, compared to 63% at December 31, 1995 and 51% at December 31, 1994.

     Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.

     Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In recognition of the sound financial condition of Wesco and of its Wes-FIC insurance subsidiary, Wesco's $30 million of Notes due November 1999 and Wes-FIC's claims-paying ability have since 1994 been assigned Standard & Poor Corporation's highest rating, AAA.

     MS Property is in process of liquidating foreclosed real estate and real estate loans acquired from Mutual Savings in December 1993. In addition, MS Property and Wesco are contingently liable for at least 90% of any losses that may be sustained by CenFed on collection of real estate loans sold by Mutual Savings to CenFed in October 1993. The managements of MS Property and Wesco believe any net overall loss on disposition of these items would not be material.

     Wesco is not now suffering from inflation, but its insurance and industrial segments have potential exposure. Very large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are often established well in advance of expenditures. Also, Wesco's consolidated balance sheet contains substantial unrealized appreciation of investments; investment values, in particular that of Freddie Mac, are considered sensitive to general interest rate changes. Precision Steel's steel service businesses are competitive and operate on tight gross profit margins, and thus its earnings are susceptible to bad effects from inflationary cost increases.

RESULTS OF OPERATIONS

     See Item 1, Business, for a discussion of Wesco's operations and events that resulted in a restructuring of the consolidated enterprise, reflected in the consolidated financial statements as of the beginning of 1994.

     The following summary sets forth the contribution to consolidated net income of each of Wesco's business segments, insurance and industrial, and of Wesco's nonsegment activities. In each case unusual items (i.e., securities gains, losses and writedowns) are shown separately from "normal" net operating income. (Amounts are in thousands, all after income tax effect.)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------     -------     -------
Insurance segment:
  "Normal" net operating income.............................  $27,249     $26,496     $21,582
  Securities gains (losses).................................     (115)      2,424         163
  Decline in value of investment*...........................       --          --      (5,850)
                                                              -------     -------     -------
  Segment net income........................................   27,134      28,920      15,895
                                                              -------     -------     -------
Industrial segment net income (all "normal" net operating
  income)...................................................    3,033       2,386       2,900
                                                              -------     -------     -------
Other than identified business segments:
  "Normal" net operating income.............................      452       1,326         177
  Securities gains..........................................       --       1,909          --
                                                              -------     -------     -------
  Nonsegment net income.....................................      452       3,235         177
                                                              -------     -------     -------
     Consolidated net income................................  $30,619     $34,541     $18,972
                                                              =======     =======     =======

---------------

* Represents writedown of investment in preferred stock of USAir Group, Inc., explained in Note 2 to the accompanying consolidated financial statements.

     In the following sections the "normal" net operating income data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 8 to the accompanying consolidated financial statements for information as to operating profit before taxes.

Insurance Segment

     The "normal" net operating income of the insurance segment (i.e., Wes-FIC and, since July 1996, KBS) represents the combination of underwriting results with dividend and interest income. Following is a summary of such data (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------     -------     -------
Premiums written............................................  $ 5,353     $ 5,808     $ 8,825
                                                              =======     =======     =======
Premiums earned.............................................  $10,060     $ 9,294     $ 1,133
                                                              =======     =======     =======
Underwriting gain...........................................  $ 5,795     $ 7,794     $ 1,579
Dividend and interest income................................   29,353      26,107      24,969
                                                              -------     -------     -------
Income before income taxes..................................   35,148      33,901      26,548
Income tax provision........................................   (7,899)     (7,405)     (4,966)
                                                              -------     -------     -------
"Normal" net operating income...............................  $27,249     $26,496     $21,582
                                                              =======     =======     =======

     Premiums written by the insurance group for 1996 were comprised of (1) $4.2 million attributable to KBS and (2) $1.2 million attributable to Wes-FIC, mainly relating to its participation in a super-catastrophe policy covering hurricane risk in Florida for a twelve-month period beginning June 1, 1996, retroceded by National Fire. Premiums written in 1995 and 1994 consisted almost entirely of premiums from super-catastrophe policies retroceded by NICO. The decline in super-catastrophe retrocessions from Berkshire subsidiaries from 1994 to 1996 resulted principally from increased competition: Berkshire's management has stated repeatedly that it will not knowingly write business at inadequate rates. (As explained in Item 1, Business, Wes-FIC accepted a participation in another, larger, Florida-hurricane super-catastrophe policy in 1996, but the three-year coverage period did not begin until January 1997.)

     Earned premiums for 1996 included $4.6 million attributable to KBS; the remainder were attributable to Wes-FIC and related principally to super-catastrophe business. Premiums on super-catastrophe reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. Insurance premiums on all other forms of insurance are recognized as earned revenues by Wes-FIC and KBS pro rata over the term of the contract.

     The underwriting gain for 1996 included $1.7 million contributed by KBS, after deduction of six months' goodwill amortization amounting to $.4 million. (Wes-FIC paid about $31 million more to purchase KBS than the fair value of the identified net assets acquired. This excess, or "goodwill," is being amortized over 40 years; the annual charge to underwriting gain or loss will be $.8 million.) The remainder of the 1996 underwriting gain was earned by Wes-FIC on expiration of several super-catastrophe policies written in 1995. The underwriting gain reported in 1995 was earned by Wes-FIC principally upon expiration of several one-year super-catastrophe reinsurance contracts. The underwriting gain reported for 1994 resulted mainly from a reduction of liabilities for losses and loss expenses with respect to certain quota share insurance business written in earlier years. Liabilities for losses and loss expenses are typically based on estimates and thus are subject to estimation error; revisions of such estimates are reflected in underwriting results of the current accounting period. The 1994 adjustment, while not insignificant in terms of its effect on Wesco's net income for the year, was not material in relation to the cumulative insurance business previously written by Wes-FIC or in terms of its effect on Wesco's net worth.

     Although no super-catastrophe losses have been incurred to date, the managements of Berkshire, Wes-FIC and Wesco believe that large super-catastrophe losses will inevitably occur from time to time. In accepting super-catastrophe retrocessions, they accept the prospect of relatively volatile underwriting results for Wes-FIC in order to obtain what they believe to be better long-term results than Wes-FIC might otherwise obtain.

     One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Management of Wes-FIC has reported that it believes Wes-FIC has virtually no such liability.

     Wes-FIC and KBS remain liable for runoff of the losses and loss expenses under the insurance arrangements summarized in Item 1, Business. As claims are paid over many future years, the liability for insurance business to date (estimated to be $45.5 million as of December 31, 1996 -- see Note 4 to the accompanying consolidated financial statements) will decline, as will the float.

     Dividend and interest income has been earned by the insurance group principally (1) on the assets (approximately $400 million at market value) added to Wes-FIC by the merger of Mutual Savings on January 1, 1994, (2) on capital contributed by Wesco, (3) on earnings retained and reinvested, and (4) on float.

     The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, the insurance group has maintained a capital position strong enough not only to absorb adverse estimation corrections but also to enable it to accept other insurance contracts. Although additional reinsurance retrocessions from Berkshire subsidiaries, or acquisitions of insurance businesses like or unlike that of KBS, or other attractive reinsurance or insurance arrangements, would be welcome, the timing and extent of any increase in insurance underwriting activity cannot presently be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------     -------     -------
Revenues, principally sales and services....................  $63,762     $62,382     $62,492
                                                              =======     =======     =======
Income before income taxes..................................  $ 5,076     $ 4,005     $ 4,811
Income tax provision........................................   (2,043)     (1,619)     (1,911)
                                                              -------     -------     -------
"Normal" net operating income...............................  $ 3,033     $ 2,386     $ 2,900
                                                              =======     =======     =======

     Revenues of Precision Steel's businesses have been relatively stable over the past three years, although volume, in terms of pounds of steel products sold, has fluctuated somewhat. Management of Precision Steel attributes the fluctuations in sales volume to both changing economic conditions and competitive pressures in the industrial sector of the economy.

     Income before income taxes and normal net operating income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.6%, 80.3% and 79.6% for 1996, 1995 and 1994. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at the wholesale and retail levels. The improvement in the 1996 figure, however, was caused mainly by a decline in the cost of materials purchased in 1996 compared to 1995, which had increased from that of 1994. Precision Steel's cost of products sold percentage is very sensitive to current changes in the cost of purchasing raw materials, because it carries its inventories at the lower of last-in, first-out cost or market; under this method, the most recent costs are reflected in cost of goods sold.

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with either business segment, insurance or industrial (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                  1996       1995       1994
                                                                 ------     ------     ------
Dividend and interest income...................................  $3,988     $5,709     $6,308
Rental income, net, from commercial real estate................   1,035      1,249      1,453
Interest expense...............................................  (3,858)    (5,007)    (4,571)
General and administrative expenses............................  (1,229)    (1,379)    (1,544)
Provision for losses on foreclosed real estate.................      --     (1,000)    (3,000)
Other items, net...............................................    (484)       599       (492)
                                                                 ------     ------     ------
Income (loss) before income tax provision or benefit...........    (548)       171     (1,846)
Income tax benefit.............................................   1,000      1,155      2,023
                                                                 ------     ------     ------
"Normal" net operating income..................................  $  452     $1,326     $  177
                                                                 ======     ======     ======

     "Normal" net operating income other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings and (2) interest and other corporate expenses -- plus or minus income taxes other than those associated with activities of the identified segments.

     "Normal" net operating income other than from identified business segments typically fluctuates from period to period. The decrease in the figure for 1996 from the corresponding figure for 1995 was due primarily to a reduction in tax-favored dividend income following the conversion to common stock and sale in the second quarter of 1995 of the Wesco group's investment in preferred stock of

Champion International Corporation and the redemption in the fourth quarter of that year of $20 million of the Wesco group's investment in preferred stock of Salomon Inc. The reduction in dividend income was partially offset by the absence in 1996 of provisions for losses on foreclosed real estate; there had been a sharp decline in such provisions in 1995 from 1994, accounting for most of 1995's improvement in normal net income. As of March 7, 1997, all 20 of the town houses and all but one of the lots in MS Property's development near Santa Barbara, California, have been sold or are in escrow, and the outlook for satisfactory disposition of MS Property's other foreclosed real estate has improved. Thus, it now appears likely that valuation allowances provided in past years, when the real estate market was much weaker, will no longer be required.

     Nonsegment interest expense was much lower in 1996 than in 1995 and 1994, mainly due to the parent company's partial repayment of borrowings from Wes-FIC beginning in mid-1995 using proceeds from sale of its Champion International Corporation investment in mid-1995 and partial redemption of its Salomon Inc preferred stock holding late in 1995. The reduction in Wesco's interest payments to Wes-FIC reduced insurance segment revenues accordingly (although Wesco's consolidated net income was not affected).

     Wesco's nonsegment activities have been credited with an income tax benefit in recent years because of the high proportion of tax-favored dividend income to total pre-tax income or loss from such activities. The decline in the tax benefit from 1994 to 1995 followed the decline in such tax-favored income.

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

     Realized gains and losses on investments have been an element of Wesco's net income for a number of years. The amounts of these gains or losses, recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary, tend to fluctuate significantly from year to year. The varying effect upon Wesco's pre-tax income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial net unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at December 31, 1996 contained $871.6 million, or $122.42 per share, of unrealized appreciation of investments, net of taxes -- about 70% of shareholders' equity, compared to 63% at December 31, 1995 and 51% at December 31, 1994.)

     Consolidated 1996 earnings included realized securities losses of $0.1 million, after income taxes. In 1995 Wesco and its subsidiaries realized securities gains of $4.3 million, after taxes, including an after-tax gain of $4.2 million on conversion to common stock and sale of their investment in convertible preferred stock of Champion International Corporation. In 1994, the Wesco group realized net after-tax gains on sales of securities of $0.2 million; they also wrote down their carrying value of an investment in preferred stock of USAir Group, Inc. ("USAir"), believed to have declined in market value other than temporarily by $5.9 million, after income tax effect. (See Note 2 to Wesco's consolidated financial statements for further information as to investments of the Wesco group.)

     Wesco's consolidated revenues include significant amounts of tax-favored dividend income from preferred and common stocks as well as substantially tax-exempt interest on state and municipal bonds. Fluctuations in the proportion of these components to total consolidated pre-tax income have resulted in tax provisions as percentages of pre-tax income of 22.5%, 23.3% and 8.6% in 1996, 1995 and 1994. The exceptionally low effective rate in 1994 was caused essentially by the $9.0 million writedown of the Wesco group's investment in USAir preferred stock; the writedown significantly reduced the proportion of pre-tax income taxed at ordinary rates. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and earnings set forth in Item 6, Selected Financial Data, and in Wesco's consolidated statement of income, are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. For example, the merger of Mutual Savings into Wes-FIC at the beginning of 1994 increased Wes-FIC's insurance and reinsurance capacity and asset-deployment options, enabling it to enter into the business of super-catastrophe reinsurance in 1994, as explained above. Another example of a significant unusual item was Wesco's expansion of its insurance segment operations through acquisition of KBS in mid-1996. In addition to exposure to large fluctuations due to realization of securities gains and losses or the occurrence of other unusual items, Wesco's consolidated revenues, expenses and earnings from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business.

     Shareholders' equity is impacted not only to the extent the foregoing types of unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules of Wesco appearing in this report:

                                                                              PAGE
                               FINANCIAL STATEMENTS                          NUMBER
        -------------------------------------------------------------------  ------
        Independent auditors' report.......................................    27
        Consolidated balance sheet -- December 31, 1996 and 1995...........    28
        Consolidated statement of income and retained earnings -- years
          ended December 31, 1996, 1995 and 1994...........................    29
        Consolidated statement of cash flows -- years ended December 31,
          1996, 1995 and 1994..............................................    30
        Notes to consolidated financial statements.........................    31

The data appearing on the financial statement schedules listed below should be read in conjunction with the consolidated financial statements and notes of Wesco and the independent auditors' report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                     SCHEDULE    PAGE
                       FINANCIAL STATEMENT SCHEDULES                  NUMBER    NUMBER
        -----------------------------------------------------------  --------   ------
        Condensed financial information of registrant -- December
          31, 1996 and 1995, and years ended December 31, 1996,
          1995 and 1994............................................    I          39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1997 annual meeting of shareholders (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Compensation of Directors and Executive Officers" and "Board of Director Interlocks and Insider Participation" in the 1997 Proxy Statement is incorporated herein by reference.

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

        22.   List of Subsidiaries.

        27.   Financial Data Schedule.

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 1996. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:     Charles T. Munger                                                     March 19, 1997
        Chairman of the Board (principal executive officer)

By:     Robert H. Bird                                                        March 19, 1997
        President (principal operating officer)

By:     Jeffrey L. Jacobson                                                   March 19, 1997
        Vice President and Chief Financial Officer
        (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird
Director                                                                      March 19, 1997

Carolyn H. Carlburg
Director                                                                      March 19, 1997

James N. Gamble
Director                                                                      March 19, 1997

Charles T. Munger
Director                                                                      March 19, 1997

David K. Robinson
Director                                                                      March 19, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

[Deloitte & Touche LLP]
SIGNATURE

Omaha, Nebraska
March 7, 1997

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
                                           ASSETS
Cash and cash equivalents.........................................  $   23,039     $   87,981
Investments:
  Securities with fixed maturities................................     176,885        119,575
  Marketable equity securities....................................   1,533,009      1,102,221
Accounts receivable...............................................       7,940          6,680
Real estate held for sale.........................................      15,831         19,021
Property and equipment............................................      13,297         13,967
Excess of cost over net assets of acquired business...............      30,903             --
Other assets......................................................      17,501         16,282
                                                                    ----------     ----------
                                                                    $1,818,405     $1,365,727
                                                                    ==========     ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses.....................  $   45,491     $   34,195
Income taxes payable, principally deferred........................     468,370        324,341
Notes payable.....................................................      37,162         37,369
Other liabilities.................................................      16,367         12,193
                                                                    ----------     ----------
                                                                       567,390        408,098
                                                                    ----------     ----------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000 shares;
     issued and outstanding, 7,119,807 shares.....................       7,120          7,120
  Capital in excess of par value..................................      23,319         23,319
  Unrealized appreciation of investments, net of taxes............     871,640        601,326
  Retained earnings...............................................     348,936        325,864
                                                                    ----------     ----------
     Total shareholders' equity...................................   1,251,015        957,629
                                                                    ----------     ----------
                                                                    $1,818,405     $1,365,727
                                                                    ==========     ==========

See accompany notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1996         1995         1994
                                                          --------     --------     --------
Revenues:
  Sales and service revenues............................  $ 63,654     $ 62,271     $ 62,143
  Insurance premiums earned.............................    10,060        9,294        1,133
  Dividend and interest income..........................    33,313       30,273       29,017
  Gains (losses), net, on sales of securities and
     foreclosed property................................      (152)       7,428          323
  Other.................................................     1,144        1,791        2,842
                                                          --------     --------     --------
                                                           108,019      111,057       95,458
                                                          --------     --------     --------
Costs and expenses:
  Cost of products and services sold....................    50,054       50,019       49,459
  Insurance losses, loss adjustment and underwriting
     expenses...........................................     4,264        1,501         (571)
  Selling, general and administrative expenses..........    10,849       11,142       13,411
  Interest on notes payable.............................     3,352        3,371        3,394
  Decline in value of investment........................        --           --        9,000
                                                          --------     --------     --------
                                                            68,519       66,033       74,693
                                                          --------     --------     --------
Income before income taxes..............................    39,500       45,024       20,765
Provision for income taxes..............................    (8,881)     (10,483)      (1,793)
                                                          --------     --------     --------
     Net income.........................................    30,619       34,541       18,972
Retained earnings -- beginning of year..................   325,864      298,586      286,591
Cash dividends declared and paid........................    (7,547)      (7,263)      (6,977)
                                                          --------     --------     --------
Retained earnings -- end of year........................  $348,936     $325,864     $298,586
                                                          ========     ========     ========
Amounts per share based on 7,119,807 shares outstanding
  throughout each year:
  Net income............................................     $4.30        $4.85        $2.66
                                                            ======       ======       ======
  Cash dividends........................................     $1.06        $1.02         $.98
                                                            ======       ======       ======

See accompany notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 30,619   $ 34,541   $ 18,972
  Adjustments to reconcile net income with cash flows from
     operating activities --
     (Gains) losses, net, on sales of securities and
       foreclosed property, before taxes....................       152     (7,428)      (323)
     Other-than-temporary decline in value of investment....        --         --      9,000
     Provision for depreciation and amortization............     1,672      1,395      1,704
     Provision for losses on real estate held for sale......        --      1,000      3,000
     Decrease in liabilities for losses and loss adjustment
       expenses of insurance businesses.....................    (2,816)    (5,590)   (14,033)
     Increase (decrease) in income taxes payable
       currently............................................     1,325     (1,114)    (7,198)
     Other, net.............................................    (6,228)    (3,140)     4,099
                                                              --------   --------   --------
          Net cash flows from operating activities..........    24,724     19,664     15,221
                                                              --------   --------   --------
Cash flows from investing activities:
  Acquisition of business, net of cash and cash equivalents
     acquired...............................................   (77,320)        --         --
  Principal collections on loans............................     5,102      3,154         66
  Purchases of securities with fixed maturities.............   (65,918)        --    (20,637)
  Proceeds from maturities and redemptions of securities
     with fixed maturities..................................    10,521     38,181     35,889
  Proceeds from sales of securities with fixed maturities...    45,389     35,046         --
  Purchases of marketable equity securities.................        --    (20,687)        --
  Other, net................................................       314      4,274     (2,553)
                                                              --------   --------   --------
          Net cash flows from investing activities..........   (81,912)    59,968     12,765
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayments of notes and short-term borrowings.............      (207)      (188)   (10,439)
  Payment of cash dividends.................................    (7,547)    (7,263)    (6,977)
                                                              --------   --------   --------
          Net cash flows from financing activities..........    (7,754)    (7,451)   (17,416)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............   (64,942)    72,181     10,570
Cash and cash equivalents -- beginning of year..............    87,981     15,800      5,230
                                                              --------   --------   --------
Cash and cash equivalents -- end of year....................  $ 23,039   $ 87,981   $ 15,800
                                                              ========   ========   ========

Supplementary disclosures:
  Interest paid during year.................................  $  3,352   $  3,371   $  3,109
  Income taxes paid, net, during year.......................    10,794     13,939     11,038
                                                              ========   ========   ========

See accompany notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

NOTE 1. PRESENTATION

     Wesco Financial Corporation ("Wesco") is 80.1%-owned by Blue Chip Stamps ("Blue Chip"), which in turn is wholly owned by Berkshire Hathaway Inc. ("Berkshire").

     Wesco's consolidated financial statements include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company ("Wes-FIC"); The Kansas Bankers Surety Company ("KBS"), purchased by Wes-FIC in July 1996; Precision Steel Warehouse, Inc. ("Precision Steel"); and MS Property Company ("MS Property"). Prior to 1994, Wesco's consolidated financial statements also included the accounts of another wholly owned subsidiary, Mutual Savings and Loan Association ("Mutual Savings"). See Note 8 for Wesco's consolidated financial information classified by business segment beginning with the year 1994.

     In connection with Mutual Savings' sale of approximately $81,000 principal amount of first mortgage real estate loans in 1993 (paid down to about $32,000 as of yearend 1996), Wesco agreed to indemnify the buyer with respect to at least 90% of any losses that might be sustained on the loans sold. There have been no losses to date.

     The outstanding stock of KBS was purchased for approximately $80,000. The excess of purchase cost over the fair value of the net assets acquired, approximately $31,300, is being amortized on a straight-line basis over 40 years. The net unamortized balance is carried as an asset on the consolidated balance sheet.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management's evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. Although the amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco's management does not believe such differences, if any, would have a material adverse effect on reported shareholders' equity.

     All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2. INVESTMENTS

     Cash equivalents consist of funds invested in money-market accounts and in other investments maturing in less than three months from date acquired.

     Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity; available-for-sale; and trading (of which there have been none). Securities are deemed to be held-to-maturity securities when both the ability and the positive intent to hold them to maturity are present; they are carried on the consolidated balance sheet at amortized cost and adjusted for any accretion of discount or amortization of premium using a method that produces approximately level yield. Available-for-sale securities are carried at quoted market value or, if market quotations are not available, at estimated fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported as a separate component of shareholders' equity; there is no effect on net income, except to reflect changes in income tax rates relating to such unrealized gains and losses.

     Realized gains and losses on sales of investments, determined on a specific identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value. Once the carrying value of an investment has been written down to reflect an other-than-temporary decline, any subsequent increase in market or fair value is credited, net of taxes, to shareholders' equity, without affecting net income.

     Investments in marketable equity securities and securities with fixed maturities at December 31, 1996 and 1995 were deemed to be available-for-sale and, accordingly, carried at quoted market or estimated fair value, with the net unrealized gain shown as a separate component of shareholders' equity. Because market quotations are subject to fluctuation, gains or losses ultimately realized upon sale of the investments, less taxes, could differ substantially from recorded unrealized appreciation, which constituted 70% and 63% of Wesco's shareholders' equity at December 31, 1996 and 1995.

     Following is a summary of securities with fixed maturities:

                                                    DECEMBER 31, 1996           DECEMBER 31, 1995
                                                -------------------------   -------------------------
                                                           ESTIMATED FAIR              ESTIMATED FAIR
                                                AMORTIZED    (CARRYING)     AMORTIZED    (CARRYING)
                                                  COST         VALUE          COST         VALUE
                                                --------   --------------   --------   --------------
Mortgage-backed securities....................  $ 13,236      $ 13,308      $ 23,658      $ 23,780
Preferred stocks --
  Salomon Inc, 9%.............................    60,000        66,000        80,000        84,000
  USAir Group, Inc., 9.25%....................     3,000*       10,800         3,000*        7,200
State and municipal bonds.....................    21,114        21,172         4,411         4,595
Obligations of U.S. Government
  and its agencies............................    65,421        65,605            --            --
                                                --------      --------      --------      --------
                                                $162,771      $176,885      $111,069      $119,575
                                                ========      ========      ========      ========

---------------

* Net of writedown (see below).

     At 1996 yearend, the estimated fair values of securities with fixed maturities contained $14,375 of unrealized gains and $261 of unrealized losses, compared with $8,533 of unrealized gains and $27 of unrealized losses at 1995 yearend.

     The preferred stocks shown in the foregoing summary were acquired in conjunction with purchases made by other subsidiaries of Berkshire, and are convertible into common stock and subject to various other contractual terms and conditions. They are similar to an investment in preferred stock of Champion International Corporation, which Wesco and its subsidiaries converted to common stock and sold in 1995; the after-tax gain of $4.2 million ($.59 per share) is reflected in Wesco's 1995 earnings.

     The Salomon Inc preferred stock was purchased in 1987. Of the Wesco group's original investment at par of $100,000, $20,000 was redeemed by the issuer on October 31, 1995; $20,000 was converted to common stock by Wesco on October 31, 1996; and $20,000 each must be redeemed by the issuer on October 31, 1997, 1998 and 1999, to the extent the installment is still outstanding.

     The investment in preferred stock of USAir Group, Inc. ("USAir") was made in 1989 at par. The Wesco group's share was $12,000, while that of other Berkshire subsidiaries was $346,000. If not called or converted prior to August 7, 1999, the stock is redeemable by USAir at par plus accrued dividends. At yearend 1994, because USAir had incurred significant losses for several years and had suspended payment of dividends, Berkshire and Wesco managements concluded that an other-than-

            Dollar amounts in thousands except for amounts per share temporary decline in the value of the stock had occurred. Accordingly, Wesco's 1994 consolidated statement of income included a charge of $9,000, or $5,850 after income taxes, reducing Wesco's carrying value of its investment to estimated fair value of $3,000. At yearend 1995, after USAir had returned to profitability, Berkshire and Wesco managements estimated the fair value of Wesco's investment to be $7,200. During the second half of 1996, USAir began paying dividend arrearages on the preferred shares. The Wesco group's share, included in dividend and interest income on the consolidated statement of income, was $1,170, leaving approximately $1,500 in arrears (of which $1,000 was received in January 1997). Consequently, at yearend 1996, Berkshire and Wesco managements estimated the fair value of Wesco's investment to be $10,800. The increases in estimated fair value of Wesco's investment over the $3,000 adjusted cost ($4,200 at yearend 1995 and an additional $3,600 at yearend 1996) have been added back to the carrying value of the investment and are included, net of taxes, in unrealized appreciation of investments, a separate component of shareholders' equity, on the consolidated balance sheet as of those dates, without effect on the consolidated statement of income.

     Investments in state and municipal bonds and in obligations of the U.S. Government and its agencies as of 1996 yearend are expected to mature as follows:

                                                                         AMORTIZED   MARKET
                                                                          COST        VALUE
                                                                         -------     -------
In one year or less....................................................  $54,753     $54,809
After one year through five years......................................   28,920      29,177
After five years through ten years.....................................    2,862       2,791
                                                                         -------     -------
                                                                         $86,535     $86,777
                                                                         =======     =======

     Following is a summary of marketable equity securities (all common stocks):

                                                 DECEMBER 31, 1996             DECEMBER 31, 1995
                                            ---------------------------   ---------------------------
                               NUMBER OF                QUOTED MARKET                 QUOTED MARKET
                                 SHARES       COST     (CARRYING) VALUE     COST     (CARRYING) VALUE
                               ----------   --------   ----------------   --------   ----------------
Freddie Mac................... 28,800,000   $ 71,729      $  794,700      $ 71,729      $  601,200
The Coca-Cola Company.........  7,205,600     40,761         379,195        40,761         267,508
The Gillette Company..........  3,200,000     40,000         248,800        40,000         166,800
Wells Fargo & Company.........    169,340     11,351          45,679        11,351          36,577
American Express Company......    647,700     20,687          36,595        20,687          26,799
Salomon Inc...................    526,314     20,000          24,803            --              --
Other.........................                 2,914           3,237         2,914           3,337
                                            --------      ----------      --------      ----------
                                            $207,442      $1,533,009      $187,442      $1,102,221
                                            ========      ==========      ========      ==========

     The market values of marketable equity securities contained no unrealized losses at 1996 or 1995 yearends.

NOTE 3. REAL ESTATE HELD FOR SALE

     Real estate held for sale ("REO") represents property owned by MS Property and acquired through foreclosure by Mutual Savings or itself. It is stated on the accompanying consolidated balance sheet at cost, less valuation allowances. The principal property is a 22-acre parcel of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of 20 town houses and 12 residential lots has been in process of construction and sale for a number of years. During 1996, six town houses were sold, leaving four town houses and seven lots unsold at 1996 yearend. The net book value of the project decreased to $9,708 at 1996 yearend from $13,831 one year earlier; these

            Dollar amounts in thousands except for amounts per share carrying values reflect allowances for possible losses of approximately $2,000 and $3,400 as of those dates, resulting from writedowns to estimated net realizable values taken prior to 1996.

NOTE 4. INSURANCE

     Wes-FIC's insurance business through mid-1996 consisted mainly of participations in property and casualty reinsurance contracts of Berkshire's principal insurance subsidiary. Wes-FIC's purchase of KBS in July 1996 added to its operations the sale of various insurance products geared towards small and medium-sized banks located primarily in the midwestern United States. These products include bank deposit insurance in excess of FDIC coverage, directors and officers liability insurance, employment practice insurance and fidelity bond coverage.

     Insurance premiums are recognized as earned revenues pro rata over the term of each contract on all forms of insurance except for catastrophic excess of loss reinsurance contracts. Premiums on this type of reinsurance contract are not recognized as earned until the earlier of a loss occurrence or contract expiration. Unearned insurance premiums of $8,505 and $5,420 at December 31, 1996 and 1995 are included in other liabilities on the consolidated balance sheet.

     Liabilities for unpaid losses and loss adjustment expenses are established at the aggregate of estimated ultimate payment amounts, which are determined from (1) individual case amounts, (2) incurred but not reported losses, based on past experience, and (3) reports from ceding insurers.

     Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts. Losses and loss adjustment expenses recoverable at yearend 1996 under reinsurance contracts are included in accounts receivable on the consolidated balance sheet.

     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                                   1996      1995      1994
                                                                  -------   -------   -------
Balance at beginning of year....................................  $34,195   $39,785   $53,818
                                                                  -------   -------   -------
Liabilities of KBS at date of acquisition.......................   12,639        --        --
                                                                  -------   -------   -------
Incurred losses recorded during year --
  For current year..............................................      984         1     1,982
  For all prior years*..........................................     (194)   (1,014)   (3,967)
                                                                  -------   -------   -------
  Total incurred losses.........................................      790    (1,013)   (1,985)
                                                                  -------   -------   -------
Payments made during year --
  For current year..............................................    1,224        --     1,465
  For all prior years...........................................    1,749     4,577    10,583
                                                                  -------   -------   -------
  Total payments................................................    2,973     4,577    12,048
                                                                  -------   -------   -------
Plus ceded liabilities at end of year...........................      840        --        --
                                                                  -------   -------   -------
Balance at end of year..........................................  $45,491   $34,195   $39,785
                                                                  =======   =======   =======

---------------

* Includes adjustments of estimated losses provided for in prior years.

            Dollar amounts in thousands except for amounts per share

NOTE 5. INCOME TAXES

     Following is a breakdown of income taxes payable at 1996 and 1995 yearends:

                                                                           1996       1995
                                                                         --------   --------
Deferred tax liabilities, relating to --
  Unrealized appreciation of investments...............................  $467,902   $321,959
  Recapture of Mutual Savings' special bad debt tax deductions.........     3,859      6,620
  Other items..........................................................     5,391      4,322
                                                                         --------   --------
                                                                          477,152    332,901
Deferred tax assets....................................................    (8,037)    (7,582)
                                                                         --------   --------
     Net deferred tax liabilities......................................   469,115    325,319
Taxes currently recoverable............................................      (745)      (978)
                                                                         --------   --------
Income taxes payable...................................................  $468,370   $324,341
                                                                         ========   ========

     Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax-return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the financial statements as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under generally accepted accounting principles, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes was not reflected in that statement; see Note 2 for explanation of the accounting for unrealized appreciation of investments, the taxes on which are subject to this rate-change rule. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

     The consolidated statement of income contains a provision for income taxes, as follows:

                                                                   1996      1995      1994
                                                                  -------   -------   -------
Federal.........................................................  $ 8,578   $ 9,917   $ 1,681
State...........................................................      303       566       112
                                                                  -------   -------   -------
  Provision for income taxes....................................  $ 8,881   $10,483   $ 1,793
                                                                  =======   =======   =======
Current.........................................................  $11,028   $13,046   $ 4,465
Deferred benefit................................................   (2,147)   (2,563)   (2,672)
                                                                  -------   -------   -------
  Provision for income taxes....................................  $ 8,881   $10,483   $ 1,793
                                                                  =======   =======   =======

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

                                                                    1996       1995       1994
                                                                    -----      -----      -----
Statutory federal income tax rate...............................     35.0%      35.0%      35.0%
Increase (decrease) resulting from:
  Exclusion from taxable income of a significant portion of
     dividend income............................................    (14.4)     (13.7)     (25.8)
  Exclusion from taxable income of a significant portion of
     interest income on state and municipal bonds...............     (0.6)      (0.6)      (2.3)
     State income taxes, less federal tax benefit...............      0.5        0.8        0.9
     Other differences, net.....................................      2.0        1.8        0.8
                                                                     ----       ----       ----
     Effective income tax provision rate........................     22.5%      23.3%       8.6%
                                                                     ====       ====       ====

     Wesco and its subsidiaries join with other Berkshire subsidiaries in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or

            Dollar amounts in thousands except for amounts per share receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member.

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. California franchise tax returns through 1990 have been examined by and settled with the California Franchise Tax Board.

NOTE 6. NOTES PAYABLE

     Following is a list of notes payable, at year end:

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         1996           1995
                                                                     ------------   ------------
Notes due November 1999, bearing interest at 8 7/8% payable
  semiannually......................................................   $ 30,000       $ 30,000
Note payable, collateralized by land, buildings and assignment of leases, due in monthly installments through February 2007 of $45
  including interest at 9 1/4%......................................      3,527          3,734
Industrial revenue bonds due December 2014, bearing interest at
  7 3/4% payable semiannually.......................................      2,600          2,600
Note payable, due December 1998, bearing interest at 10% payable
  monthly...........................................................      1,035          1,035
                                                                       --------       --------
                                                                       $ 37,162       $ 37,369
                                                                       ========       ========

     Notes payable at 1996 yearend mature as follows: 1997, $225; 1998, $1,282; 1999, $30,270; 2000, $297; 2001, $325; thereafter, $4,763.

     Agreements relating to the 8 7/8% notes contain covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1996 and December 31, 1995 were approximately $39,100 and $40,400. These figures were computed using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

            Dollar amounts in thousands except for amounts per share

NOTE 7. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1996 and 1995 follows:

                                                                      QUARTER ENDED
                                                  ------------------------------------------------------
                                                  DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                      1996            1996           1996        1996
                                                  ------------    -------------    --------    ---------
Total revenues.................................     $ 26,836         $26,999       $ 24,734     $29,450
                                                     =======         =======        =======     =======
Net income excluding securities gains..........     $  7,673         $ 7,918       $  6,573     $ 8,570
  Per share....................................         1.08            1.12            .92        1.20
Securities gains (losses), net of applicable
  income tax effect............................           --            (115)            --          --
  Per share....................................           --            (.02)            --          --
                                                     -------         -------        -------     -------
Net income.....................................     $  7,673         $ 7,803       $  6,573     $ 8,570
  Per share....................................         1.08            1.10            .92        1.20
                                                     =======         =======        =======     =======

                                                  DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                      1995            1995           1995        1995
                                                  ------------    -------------    --------    ---------
Total revenues.................................     $ 21,551         $23,816       $ 31,448     $34,242
                                                     =======         =======        =======     =======
Net income excluding securities gains..........     $  5,852         $ 6,120       $  7,856     $10,380
  Per share....................................          .82             .86           1.10        1.46
Securities gains (losses), net of applicable
  income tax effect............................           --             155          4,192         (14)
  Per share....................................           --             .02            .59          --
                                                     -------         -------        -------     -------
Net income.....................................     $  5,852         $ 6,275       $ 12,048     $10,366
  Per share....................................          .82             .88           1.69        1.46
                                                     =======         =======        =======     =======

            Dollar amounts in thousands except for amounts per share

NOTE 8. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the three most recent years is presented below, broken down as to Wesco's business segments.

     The insurance segment includes the accounts of Wes-FIC and, since July 1996, its subsidiary, KBS.

     The industrial segment includes the operating accounts of Precision Steel and its subsidiaries.

     Items not identified with either business segment include principally (1) investments other than those of Wes-FIC and KBS, together with related dividend and interest income and securities gains and losses, (2) commercial real estate properties, together with related revenues and expenses, (3) foreclosed real estate and delinquent loans formerly owned by Mutual Savings, together with associated costs and expenses of development and liquidation, and (4) the assets, revenues and expenses of the parent company.

                                                              1996         1995        1994
                                                           ----------   ----------   --------
Revenues:
  Insurance..............................................  $   39,714   $   39,241   $ 26,354
  Industrial.............................................      63,762       62,382     62,492
  Not identified with a business segment.................       4,543        9,434      6,612
                                                           ----------   ----------   --------
                                                           $  108,019   $  111,057   $ 95,458
                                                           ==========   ==========   ========
Operating profit before taxes:
  Insurance..............................................  $   34,972   $   37,632   $ 17,800
  Industrial.............................................       5,278        4,005      4,811
  Interest expense on notes payable......................      (3,352)      (3,371)    (3,394)
  Not identified with a business segment.................       2,602        6,758      1,548
                                                           ----------   ----------   --------
                                                           $   39,500   $   45,024   $ 20,765
                                                           ==========   ==========   ========

The above revenue and pre-tax operating profit data include net gains (losses) on sales or writedowns of securities and foreclosed property -- notably, the $9,000 writedown in 1994 of USAir preferred stock explained in Note 2 -- as summarized below:

                                                              1996         1995        1994
                                                           ----------   ----------   --------
  Insurance..............................................  $     (177)  $    3,730   $ (8,749)
  Not identified with a business segment.................          25        3,698         72
                                                           ----------   ----------   --------
                                                           $     (152)  $    7,428   $ (8,677)
                                                           ==========   ==========   ========
     Additional business segment data follow:
  Capital expenditures:
     Insurance...........................................  $       19           --         --
     Industrial..........................................         452   $      275   $    459
     Not identified with a business segment..............          --          697      1,426
                                                           ----------   ----------   --------
                                                           $      471   $      972   $  1,885
                                                           ==========   ==========   ========
  Depreciation and amortization of tangible assets other
     than investments:
     Insurance...........................................  $       15           --         --
     Industrial..........................................         879   $      929   $    890
     Not identified with a business segment..............         353          360        349
                                                           ----------   ----------   --------
                                                           $    1,247   $    1,289   $  1,239
                                                           ==========   ==========   ========
  Identifiable assets at yearend:
     Insurance...........................................  $1,710,475   $1,259,279   $826,390
     Industrial..........................................      22,001       20,062     22,254
     Not identified with a business segment..............      85,929       86,386    113,117
                                                           ----------   ----------   --------
                                                           $1,818,405   $1,365,727   $961,761
                                                           ==========   ==========   ========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
                                           ASSETS
Cash and cash equivalents........................................   $       17     $       68
Marketable equity securities.....................................       12,401             --
Convertible preferred stocks.....................................       33,000         42,000
Investment in subsidiaries, at cost plus equity in subsidiaries'
  undistributed earnings and unrealized appreciation:
  Wes-FIC and KBS................................................    1,201,182        907,034
  Precision Steel................................................       41,203         36,635
  MS Property....................................................       24,248         24,675
Other assets.....................................................          852          5,066
                                                                    ----------     ----------
                                                                    $1,312,903     $1,015,478
                                                                    ==========     ==========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Intercompany advances............................................   $   28,657     $   24,774
Income taxes payable, principally deferred.......................        1,727          1,559
Notes payable....................................................       31,035         31,035
Other liabilities................................................          469            481
                                                                    ----------     ----------
Total liabilities................................................       61,888         57,849
Shareholders' equity (see consolidated balance sheet)............    1,251,015        957,629
                                                                    ----------     ----------
                                                                    $1,312,903     $1,015,478
                                                                    ==========     ==========

                   STATEMENT OF INCOME AND RETAINED EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1996          1995          1994
                                                          --------      --------      --------
Revenues:
  Dividend income......................................   $  3,375      $  4,704      $  5,240
  Gains on sales of securities.........................         --         2,339            --
  Other................................................        197           768           511
                                                          --------      --------      --------
                                                             3,572         7,811         5,751
                                                          --------      --------      --------
Expenses:
  Interest on notes payable............................      3,320         4,165         3,911
  General and administrative...........................        366           348           390
                                                          --------      --------      --------
                                                             3,686         4,513         4,301
                                                          --------      --------      --------
Income (loss) before items shown below.................       (114)        3,298         1,450
Income tax (provision) benefit.........................        760          (222)          542
Equity in undistributed earnings of subsidiaries.......     29,973        31,465        16,980
                                                          --------      --------      --------
  Net income...........................................     30,619        34,541        18,972
Retained earnings -- beginning of year.................    325,864       298,586       286,591
Cash dividends declared and paid.......................     (7,547)       (7,263)       (6,977)
                                                          --------      --------      --------
Retained earnings -- end of year.......................   $348,936      $325,864      $298,586
                                                          ========      ========      ========

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1996         1995         1994
                                                          --------     --------     --------
Cash flows from operating activities:
  Net income............................................. $ 30,619     $ 34,541     $ 18,972
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Gains on sales of securities........................       --       (2,339)          --
     Decrease (increase) in income taxes recoverable
       currently.........................................   (1,196)         (19)       1,492
     Equity in undistributed earnings of subsidiaries....  (29,973)     (31,465)     (16,980)
     Other, net..........................................      163         (373)          39
                                                          ---------    ---------    ---------
       Net cash flows from operating activities..........     (387)         345        3,523
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sales and redemptions of securities with
     fixed maturities....................................       --       20,339           --
  Principal collections on loans.........................    4,000           --           --
  Other, net.............................................       --          411          289
                                                          ---------    ---------    ---------
       Net cash flows from investing activities..........    4,000       20,750          289
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Advances from (repayments to) subsidiaries, net........    3,883      (13,861)       3,054
  Payment of cash dividends..............................   (7,547)      (7,263)      (6,977)
  Other, net.............................................       --           75          100
                                                          ---------    ---------    ---------
       Net cash flows from financing activities..........   (3,664)     (21,049)      (3,823)
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents.........      (51)          46          (11)
Cash and cash equivalents -- beginning of year...........       68           22           33
                                                          ---------    ---------    ---------
Cash and cash equivalents -- end of year................. $     17     $     68     $     22
                                                          =========    =========    =========

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                          COMMISSION FILE NUMBER 1-4720
                              EXHIBITS TO FORM 10-K
                       FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                  INCORPORATED
          DESCRIPTION                                              FILED           BY REFERENCE
          -----------                                              -----          -------------
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

     22.  List of Subsidiaries.                                    X


     27.  Financial Data Schedule                                  X