Form 10-Q
period 1997-03-31
WESCO FINANCIAL CORP
filed 1997-05-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarterly period ended   March 31, 1997      or
                                        ---------------------

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]      For the transition period from                  to
                                        ---------------       -------------

Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                   95-2109453
   ------------------------------          ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
     -----------------------------------------------------------------------
                    (Address of Principal Executives Offices)
                                   (Zip Code)

                                  818/585-6700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 10, 1997

                          PART I. FINANCIAL INFORMATION

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

                                     WESCO  FINANCIAL CORPORATION



Date:   May 14, 1997                     By:
        ---------------------               -----------------------------------
                                                Jeffrey L. Jacobson
                                                Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997


                                      INDEX

                                                                                            Page
                                                                                            ----
Condensed consolidated statement of income and
     retained earnings -- Three-month periods
     ended March 31, 1997 and March 31, 1996..............................................   4

Condensed consolidated balance sheet --
     March 31, 1997 and December 31, 1996.................................................   5

Condensed consolidated statement of cash flows -- Three-month periods ended
     March 31, 1997
     and March 31, 1996...................................................................   6

Notes to condensed consolidated financial
     statements...........................................................................   7

                           WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)

                                                             Three Months Ended
                                                        ----------------------------
                                                         March 31,         March 31,
                                                           1997             1996
                                                        ---------         ---------
Revenues:
    Sales and service revenues .................        $  17,524         $  16,138
    Insurance premiums earned ..................            2,305             5,041
    Dividend and interest income ...............            9,929             7,918
    Gains on sales of securities
      and foreclosed property ..................               --                40
    Other ......................................              298               313
                                                        ---------         ---------
                                                           30,056            29,450
                                                        ---------         ---------
Costs and expenses:
    Cost of products and services sold .........           13,751            12,929
    Insurance losses, loss adjustment
      and underwriting expenses ................              203             1,846
    Selling, general and administrative expenses            2,768             2,611
    Interest on notes payable ..................              835               840
                                                        ---------         ---------
                                                           17,557            18,226
                                                        ---------         ---------

Income before income taxes .....................           12,499            11,224

Provision for income taxes .....................           (2,716)           (2,654)
                                                        ---------         ---------

Net income .....................................            9,783             8,570

Retained earnings -- beginning of period .......          348,936           325,864

Cash dividends declared and paid ...............           (1,958)           (1,887)
                                                        ---------         ---------

Retained earnings -- end of period .............        $ 356,761         $ 332,547
                                                        =========         =========

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income ..................................        $    1.37         $    1.20
                                                        =========         =========

   Cash dividends ..............................        $    .275         $    .265
                                                        =========         =========



See notes on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                March 31,        Dec. 31,
                                                                  1997             1996
                                                              ----------        ----------
                                     ASSETS

Cash and cash equivalents ............................        $   34,633        $   23,039
Investments:
   Securities with fixed maturities ..................           176,353           176,885
   Marketable equity securities ......................         1,534,844         1,533,009
Excess of cost over net assets of acquired business ..            30,707            30,903
Other assets .........................................            57,272            54,569
                                                              ----------        ----------
                                                              $1,833,809        $1,818,405
                                                              ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ........        $   45,513        $   45,491
Income taxes payable, principally deferred ...........           472,261           468,370
Notes payable ........................................            37,107            37,162
Other liabilities ....................................            19,155            16,367
                                                              ----------        ----------
   Total liabilities .................................           574,036           567,390
                                                              ----------        ----------
Shareholders' equity:
  Capital stock and capital in excess of par value ...            30,439            30,439
  Unrealized appreciation of investments, net of taxes           872,573           871,640
  Retained earnings ..................................           356,761           348,936
                                                              ----------        ----------
   Total shareholders' equity ........................         1,259,773         1,251,015
                                                              ----------        ----------
                                                              $1,833,809        $1,818,405
                                                              ==========        ==========




See notes on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                -------------------------
                                                                 March 31,      March 31,
                                                                   1997           1996
                                                                ---------      ----------
Net cash flows from operating activities ...............        $ 11,220         $  9,799

Cash flows from investing activities:
  Proceeds from maturities and redemptions of securities
      with fixed maturities ............................           7,326            2,275
   Purchases of securities with fixed maturities .......          (6,957)              --
   Other, net ..........................................           2,018              176
                                                                --------         --------
Net cash flows from investing activities ...............           2,387            2,451
                                                                --------         --------
Cash flows from financing activities:

  Payment of cash dividends ............................          (1,958)          (1,887)
  Other, net ...........................................             (55)             (50)
                                                                --------         --------
Net cash flows from financing activities ...............          (2,013)          (1,937)
                                                                --------         --------
Increase in cash and cash equivalents ..................          11,594           10,313

Cash and cash equivalents -- beginning of period .......          23,039           87,981
                                                                --------         --------
Cash and cash equivalents -- end of period .............        $ 34,633         $ 98,294
                                                                ========         ========

Supplementary information:
   Interest paid during period .........................        $    169         $    174
                                                                ========         ========
   Income taxes paid, net, during period ...............        $  2,077         $  1,241
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

NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 31 through 38 of its 1996 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                                              March 31, 1997               December 31, 1996
                                                         -------------------------      ------------------------
                                                                     Quoted Market                 Quoted Market
                                                                        (Carrying)                    (Carrying)
                                                           Cost           Value           Cost           Value
                                                         ---------    ------------      ---------   ------------
Federal Home Loan Mortgage
   Corporation.......................................     $ 71,729      $  784,800      $  71,729     $  794,700
The Coca-Cola Company................................       40,761         401,712         40,761        379,195
The Gillette Company.................................       40,000         232,400         40,000        248,800
American Express Company.............................       20,687          38,781         20,687         36,595
Wells Fargo & Company................................       11,351          48,114         11,351         45,679
Salomon Inc .........................................       20,000          26,250         20,000         24,803
Other................................................        2,914           2,787          2,914          3,237
                                                          --------      ----------       --------     ----------
                                                          $207,442      $1,534,844       $207,442     $1,533,009
                                                          ========      ==========       ========     ==========

NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                    March 31,         March 31,
                                                                                      1997              1996
                                                                                    ---------         ---------
Balance at beginning of period................................................      $871,640          $601,326
   Net increase in unrealized appreciation....................................         1,835            55,770
   Increase in deemed applicable income taxes..................................         (902)          (19,606)
                                                                                    --------          --------
Balance at end of period......................................................      $872,573          $637,490
                                                                                    ========          ========

                           WESCO FINANCIAL CORPORATION

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 19 through 24 of its 1996 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

         At March 31, 1996, $872.6 million, or 69.3% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

         Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.



RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars (there were no realized securities gains or losses or other nonoperating or unusual items):

                                                                     Three Months Ended
                                                                  -------------------------
                                                                  March 31,       March 31,
                                                                    1997            1996
                                                                  ---------       --------
Net income from identified segments:
   Insurance segment............................................    $8,715          $7,694
   Industrial segment...........................................       969             655
Net income other than from identified
   business segments ...........................................        99             221
                                                                  --------          ------
     Net income -- consolidated.................................    $9,783          $8,570
                                                                     =====           =====

Insurance Segment

         The insurance segment comprises Wesco Financial Insurance Company ("Wes-FIC") and, in 1997, The Kansas Bankers Surety Company ("KBS"), which Wes-FIC acquired in mid 1996. Following is a summary of the results of segment operations, which were all "normal" net operating income in that they represented the combination of underwriting results with dividend and interest income (in thousands):

                                                                       Three Months Ended
                                                                     ------------------------
                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                     ---------      ---------
Premiums written................................................     $ 4,114         $     --
                                                                     =======         ========
Premiums earned.................................................     $ 2,305         $  5,041
                                                                     =======         ========
Underwriting gain...............................................     $ 1,888         $  3,192
Dividend and interest income....................................       9,177            6,964
                                                                     -------         --------
Income before income taxes......................................      11,065           10,156
Income tax provision............................................      (2,350)          (2,462)
                                                                     -------         --------
Insurance segment net income....................................     $ 8,715         $  7,694
                                                                     =======         ========

         As explained in Wesco's 1996 Form 10-K Annual Report, premiums written by the insurance group following Wes-FIC's entry into the super-catastrophe reinsurance business in 1994 consisted, through mid 1996, almost entirely of participations with wholly owned Berkshire Hathaway Inc. ("Berkshire") insurance subsidiaries in several super-catastrophe reinsurance policies retroceded to Wes-FIC. However, by the first quarter of 1996, the pricing of super-catastrophe reinsurance had become unattractive. Principally as a result, no such contracts expiring during that quarter were renewed, nor was any new business written.

        Premiums written by the insurance group for the first quarter of 1997 include $2.5 million attributable to KBS and $1.6 million attributable to Wes-FIC. The latter relates to Wes-FIC's participation with a wholly owned Berkshire insurance subsidiary in certain super-catastrophe reinsurance business.

         Insurance premiums are recognized as earned revenues by the insurance group pro rata over the term of the contract on all forms of insurance except for super-catastrophe reinsurance. Premiums on super-catastrophe reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. Premiums earned in the first quarter of 1997 were attributable almost entirely to KBS, while premiums earned in the first quarter of 1996 were attributable to the expiration of several super-catastrophe reinsurance contracts.


        The underwriting gain reported for the first quarter of 1997 was attributable to the profitable underwriting results of KBS, after deduction of goodwill amortization of $.2 million for the first quarter. The exceptional underwriting gain for the first quarter of 1996 was attributable principally to the recognition of earned premiums without offsetting losses on expiring super-catastrophe reinsurance business.

        Dividend and interest income earned by the insurance segment increased in the first quarter of 1997 over the comparable figure for the first quarter of 1996 due principally to the receipt in 1997 of the balance of dividend arrearages plus the regular dividend owed Wes-FIC by US Airways Group, Inc. on its preferred stock. Dividends received on such preferred stock amounted to $1.6 million in the current quarter, versus none in the first quarter of 1996.


Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries ( in thousands):

                                                        Three Months Ended
                                                   -----------------------------
                                                   March 31,           March 31,
                                                     1997                1996
                                                   --------            ---------
Revenues, principally sales
   and services ........................           $ 17,556            $ 16,156
                                                   ========            ========
Income before income taxes .............           $  1,607            $  1,087
Income tax provision ...................               (638)               (432)
                                                   --------            --------
Industrial segment net income ..........           $    969            $    655
                                                   ========            ========


         Industrial segment revenues for the first quarter of 1997 increased $1.4 million, or approximately 9 percent, from those reported for the first quarter of 1996. Pounds of steel products sold increased about 23 percent. These increases are attributed generally to improvement in the industrial sector of the economy.

          Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.5% for the first quarter of 1997, versus 80.1% for the first quarter of 1996. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at the wholesale and retail levels.


Other Than Identified Business Segments

         In the absence of nonoperating or unusual items such as securities gains or losses, earnings other than from identified business segments include mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by a savings and loan subsidiary and (2) interest and other corporate expenses -- plus or minus income taxes other than those associated with activities of the identified segments.

         Earnings other than from identified business segments typically fluctuate from period to period. The decrease in the figure for the first quarter of 1997 from the corresponding prior year figure was due principally to a reduction in tax-favored dividend income following the conversion to common stock in the fourth quarter of 1996 of $10 million principal amount of preferred stock of Salomon Inc, owned by Wesco at the parent company level. (Wes-FIC also converted $10 million principal amount of Salomon Inc preferred, with the same effect on dividend income of the insurance segment.)

                                    * * * * *


         Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at March 31, 1997 contained $872.6 million, or $122.56 per share, of unrealized appreciation of investments, net of taxes -- about 69.3% of shareholders' equity, compared to
69.7 % at December 31, 1996.)

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes.. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 21.7% and 23.6% for the quarters ended March 31, 1997 and March 31, 1996.

         Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. For example, as indicated elsewhere herein, Wesco's consolidated financial statements reflect the acquisition of KBS in mid 1996. In addition to exposure to large fluctuations due to realization of securities gains and losses and the occurrence of other unusual items, Wesco's consolidated revenues, expenses and earnings from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business.

           Shareholders' equity is impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.