Form 10-Q
period 1997-06-30
WESCO FINANCIAL CORP
filed 1997-08-12
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]      For the transition period from                  to
                                        ----------------     -----------------

Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                   95-2109453
-------------------------------          ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of August 9, 1997

                          PART I. FINANCIAL INFORMATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           See pages 8 through 11.


                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders

           At the annual meeting of shareholders of Wesco Financial Corporation ("Wesco") held May 21, 1997, Wesco's shareholders reelected all Wesco's Directors. Each of the nominees -- Charles T. Munger, Robert
           H. Bird, Carolyn H. Carlburg, William T. Caspers, James N. Gamble, Elizabeth Caspers Peters and David K. Robinson -- received 6,872,361 favorable votes. There were 22,469 shares withheld from voting for each nominee. There were no abstentions or broker non-votes. No other matters were voted upon at the meeting.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits -- Exhibit 27 -- Financial Data Schedule

           (b)  Reports on Form 8-K -- None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WESCO FINANCIAL CORPORATION




Date:     August 12, 1997                       By:   /s/ Jeffrey L. Jacobson
       ---------------------                       --------------------------
                                                   Jeffrey L. Jacobson
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1997



                                      INDEX

                                                                                              Page
                                                                                              ----
Condensed consolidated statement of income and
     retained earnings -- six- and three-month periods
     ended June 30, 1997 and June 30, 1996..............................................       4

Condensed consolidated balance sheet --
     June 30, 1997 and December 31, 1996................................................       5

Condensed consolidated statement of cash flows -- six-month periods ended June
     30, 1997 and June 30, 1996.........................................................       6

Notes to condensed consolidated financial
     statements.........................................................................       7

                           WESCO FINANCIAL CORPORATION
        CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                     -----------------------       -----------------------
                                                     June 30,       June 30,       June 30,       June 30,
                                                       1997           1996           1997           1996
                                                     --------       --------       --------       --------
Revenues:
   Sales and service revenues ..................     $ 16,975       $ 16,401       $ 34,499       $ 32,539
    Insurance premiums earned ..................        3,161              2          5,466          5,043
    Dividend and interest income ...............        8,676          8,035         18,605         15,953
    Gains, net, on sales of securities
      and foreclosed property ..................           --             --             --             40
    Other ......................................          272            296            570            609
                                                     --------       --------       --------       --------
                                                       29,084         24,734         59,140         54,184
                                                     --------       --------       --------       --------
Costs and expenses:
    Cost of products and services sold .........       13,302         13,124         27,053         26,053
    Insurance losses, loss adjustment
       and underwriting expenses ...............          860             24          1,063          1,870
    Selling, general and administrative expenses        2,702          2,636          5,470          5,247
    Interest on notes payable ..................          837            839          1,672          1,679
                                                     --------       --------       --------       --------
                                                       17,701         16,623         35,258         34,849
                                                     --------       --------       --------       --------

Income before income taxes .....................       11,383          8,111         23,882         19,335

Provision for income taxes .....................       (2,647)        (1,538)        (5,363)        (4,192)
                                                     --------       --------       --------       --------

Net income .....................................        8,736          6,573         18,519         15,143

Retained earnings -- beginning of period .......      356,761        332,547        348,936        325,864

Cash dividends declared and paid ...............       (1,957)        (1,886)        (3,915)        (3,773)
                                                     --------       --------       --------       --------

Retained earnings -- end of period .............     $363,540       $337,234       $363,540       $337,234
                                                     ========       ========       ========       ========

Amounts per share based on 7,119,807 shares
  outstanding throughout each period:
    Net income .................................     $   1.23       $    .92       $   2.60       $   2.12
                                                     ========       ========       ========       ========

    Cash dividends .............................     $   .275       $   .265       $   .550       $   .530
                                                     ========       ========       ========       ========



See notes on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                June 30,       Dec. 31,
                                                                  1997           1996
                                                               ----------     ----------
                                     ASSETS

Cash and cash equivalents ................................     $   16,944     $   23,039
Investments:
   Securities with fixed maturities ......................        208,972        176,885
   Marketable equity securities ..........................      1,927,141      1,533,009
Excess of cost over net assets of acquired business ......         30,512         30,903
Other assets .............................................         53,016         54,569
                                                               ----------     ----------

                                                               $2,236,585     $1,818,405


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ............     $   44,977     $   45,491
Income taxes payable, principally deferred ...............        609,460        468,370
Notes payable ............................................         37,051         37,162
Other liabilities ........................................         17,140         16,367
                                                               ----------     ----------

   Total liabilities .....................................        708,628        567,390
                                                               ----------     ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .......         30,439         30,439
  Unrealized appreciation of investments, net of taxes ...      1,133,978        871,640
  Retained earnings ......................................        363,540        348,936
                                                               ----------     ----------

   Total shareholders' equity ............................      1,527,957      1,251,015
                                                               ----------     ----------

                                                               $2,236,585     $1,818,405
                                                               ==========     ==========




See notes on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                Six Months Ended

                                                              June 30,      June 30,
                                                                1997          1996
                                                              --------      --------
Net cash flows from operating activities ................     $ 15,910      $  9,058
                                                              --------      --------

Cash flows from investing activities:
   Proceeds from maturities and redemptions of securities
       with fixed maturities ............................       20,211         6,612
   Purchases of securities with fixed maturities ........      (62,046)      (49,730)
   Sales of securities with fixed maturities ............       19,964            --
   Other, net ...........................................        3,892         2,184
                                                              --------      --------

Net cash flows from investing activities ................      (17,979)      (40,934)
                                                              --------      --------

Cash flows from financing activities:
   Payment of cash dividends ............................       (3,915)       (3,773)
   Other, net ...........................................         (111)         (102)
                                                              --------      --------

Net cash flows from financing activities ................       (4,026)       (3,875)
                                                              --------      --------

Decrease in cash and cash equivalents ...................       (6,095)      (35,751)

Cash and cash equivalents -- beginning of period ........       23,039        87,981
                                                              --------      --------

Cash and cash equivalents -- end of period ..............     $ 16,944      $ 52,230
                                                              ========      ========


Supplementary information:
   Interest paid during period ..........................     $  1,675      $  1,678
                                                              ========      ========
   Income taxes paid, net, during period ................     $  6,217      $  4,993
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

NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                            June 30, 1997              December 31, 1996
                                      ------------------------    -------------------------
                                                  Quoted Market               Quoted Market
                                                    (Carrying)                  (Carrying)
                                          Cost         Value         Cost          Value
                                      ----------    ----------    ----------    ----------
Federal Home Loan Mortgage
   Corporation ....................   $   71,729    $1,008,000    $   71,729    $  794,700
The Coca-Cola Company .............       40,761       489,981        40,761       379,195
The Gillette Company ..............       40,000       303,200        40,000       248,800
American Express Company ..........       20,687        48,254        20,687        36,595
Wells Fargo & Company .............       11,351        45,637        11,351        45,679
Salomon Inc. ......................       20,000        29,276        20,000        24,803
Other .............................        2,914         2,793         2,914         3,237
                                      ----------    ----------    ----------    ----------
                                      $  207,442    $1,927,141    $  207,442    $1,533,009
                                      ==========    ==========    ==========    ==========

NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:

                                                    Three Months Ended                   Six Months Ended
                                     June 30, 1997    June 30, 1996      June 30, 1997   June 30, 1996
                                     -------------  ------------------   -------------   ----------------
Balance at beginning of period ....   $  872,573        $637,490          $  871,640        $601,326
   Net increase in unrealized
      appreciation ................      402,447          83,944             404,282         139,714
   Increase in deemed applicable
      income taxes ................     (141,042  )      (29,339)           (141,944)        (48,945)
                                      ----------        --------          ----------        --------

Balance at end of period ..........   $1,133,978        $692,095          $1,133,978        $692,095
                                      ==========        ========          ==========        ========

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


FINANCIAL CONDITION

     At June 30, 1997, $1.13 billion, or 74.2% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

     Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.


RESULTS OF OPERATIONS

     Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars (there were no realized securities gains or losses or other nonoperating or unusual items):

                                                            Three Months Ended      Six Months Ended
                                                         ---------------------     ---------------------
                                                         June 30,     June 30,     June 30,     June 30,
                                                           1997         1996         1997         1996
                                                         --------     --------     --------     --------
Net income from identified segments:
   Insurance segment...............................      $ 7,752      $ 5,716      $16,467      $13,410
   Industrial segment..............................          915          703        1,884        1,358
Net income other than from identified
   business segments...............................           69          154          168          375
                                                        --------       ------      -------      -------

 Net income -- consolidated........................      $ 8,736      $ 6,573      $18,519      $15,143
                                                          ======       ======       ======       ======

Insurance Segment

        The insurance segment comprises Wesco Financial Insurance Company ( "Wes-FIC" ) and, in 1997, The Kansas Bankers Surety Company ("KBS"), which Wes-FIC acquired in mid 1996. Following is a summary of the results of segment operations, which were all "normal" net operating income in that they represented the combination of underwriting results with dividend and interest income (in thousands):

                                            Three Months Ended        Six Months Ended
                                           June 30,     June 30,    June 30,     June 30,
                                            1997         1996        1997         1996
                                          --------     ---------    --------     -------

Premiums written .....................    $ 2,054      $   885      $ 6,168      $   885
                                          =======      =======      =======      =======

Premiums earned ......................    $ 3,161      $     2      $ 5,466      $ 5,043
                                          =======      =======      =======      =======

Underwriting gain (loss) .............    $ 2,106      $   (19)     $ 4,013      $ 3,173
Dividend and interest income                7,959        7,093       17,117       14,057
                                          -------      -------      -------      -------
Income before income taxes ...........     10,065        7,074       21,130       17,230
Income tax provision .................     (2,313)      (1,358)      (4,663)      (3,820)
                                          -------      -------      -------      -------

Insurance segment net income .........    $ 7,752      $ 5,716      $16,467      $13,410
                                          =======      =======      =======      =======

    As explained in Wesco's 1996 Form 10-K Annual Report, premiums written by the insurance group following Wes-FIC's entry into the super-catastrophe reinsurance business in 1994 consisted, through mid 1996, almost entirely of participations with wholly owned Berkshire Hathaway Inc. ("Berkshire") insurance subsidiaries in several super-catastrophe reinsurance policies retroceded to Wes-FIC. However, by the first quarter of 1996 the pricing of super-catastrophe reinsurance had become unattractive. Principally as a result, no such contracts expiring during that quarter were renewed, nor was any new business written until June 1996, at which time Wes-FIC was retroceded a 3%, twelve-month participation in a super-catastrophe reinsurance policy covering hurricane risk in Florida; premiums written in the first six months of 1996 related almost entirely to that policy.

      Premiums written by the insurance group in the first six months of 1997 included approximately $1.6 million recorded by Wes-FIC in the first quarter attributable to a 3% participation in a larger super-catastrophe reinsurance policy covering hurricane risk in Florida for a three-year term beginning January 1, 1997. Other premiums written by the insurance segment in the six-month period ended June 30, 1997, approximately $4.5 million, were attributable almost entirely to KBS.

       Insurance premiums are recognized as earned revenues by the insurance group pro rata over the term of the contract on all forms of insurance except for super-catastrophe reinsurance. Premiums on super-catastrophe reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. Premiums earned in the first six months of 1997 included approximately $1.0 million earned by Wes-FIC on expiration of the super-catastrophe reinsurance policy entered into in mid-1996; the balance of approximately $4.4 million was attributable mainly to KBS. Premiums earned in the 1996 periods were attributable principally to the expiration of several super-catastrophe reinsurance participations entered into by Wes-FIC in 1995.

    The underwriting gain reported for the first six months of 1997 included approximately $1.0 million earned by Wes-FIC in the second quarter on expiring super-catastrophe reinsurance business discussed above. The remaining six months' gain of approximately $3.0 million was attributable principally to KBS, stated after deduction of goodwill amortization of $0.2 million per calendar quarter. The underwriting gain for the six-month period ended June 30, 1996 was attributable principally to the recognition of earned premiums without offsetting losses on super-catastrophe reinsurance business written a year earlier.

     Dividend and interest income earned by the insurance segment increased in each 1997 period for several reasons, notably Wes-FIC's receipt in 1997 of the balance of dividend arrearages plus the regular quarterly dividends paid Wes-FIC by US Airways Group, Inc. on its preferred stock. Dividends received on the preferred stock totaled $2.0 million in the first six months of 1997, including $0.3 million received in the second quarter, versus none in the first six months of 1996.


Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                             Three Months Ended         Six Months Ended
                                           ---------------------     ---------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
Revenues, principally sales
    and services .......................   $ 17,030     $ 16,426     $ 34,586     $ 32,582
                                           ========     ========     ========     ========

Income before income taxes .............   $  1,522     $  1,169     $  3,129     $  2,256
Income tax provision ...................       (607)        (466)      (1,245)        (898)
                                           --------     --------     --------     --------

Industrial segment net income              $    915     $    703     $  1,884     $  1,358
                                           ========     ========     ========     ========

    Industrial segment revenues for the second quarter of 1997 increased $0.6 million, or approximately 4%, from those reported for the second quarter of 1996; for the first six months of 1997 the increase was $2.0 million, or approximately 6%, over those reported for the comparable 1996 period. Pounds of steel products sold increased about 15.3% and 18.9%, respectively. The increases were attributed generally to improvement in the industrial sector of the economy.

     Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.4% and 80.0% for the second quarters of 1997 and 1996, and 78.4% and 80.1% for the comparable six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at the wholesale and retail levels.


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

    Earnings other than from identified business segments typically fluctuate from period to period. The decreases in such earnings for the second quarter and first six months of 1997 from the corresponding prior year figures were due principally to a reduction in tax-favored dividend income following the conversion to common stock in the fourth quarter of 1996 of $10 million principal amount of preferred stock of Salomon Inc, owned by Wesco at the parent company level. (Wes-FIC also converted $10 million principal amount of Salomon Inc preferred, with the same effect on dividend income of the insurance segment.)


                                    * * * * *

    Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at June 30, 1997 contained $1.13 billion, or $159.27 per share, of unrealized appreciation of investments, net of taxes -- about 74.2% of shareholders' equity, compared to
69.7 % at December 31, 1996.)

    Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 23.3% and 22.4% for the second quarter and six months ended June 30, 1997, versus 19.0% and 21.7% for the comparable periods of 1996.

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


                                    * * * * *

                           WESCO FINANCIAL CORPORATION
                       301 EAST COLORADO BLVD., SUITE 300
                         PASADENA, CALIFORNIA 91101-1901



                                                August 12, 1997



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

Re: File No. 1-4720



Gentlemen:

   Enclosed is an electronic version of our Form 10-Q for the quarter ended June 30, 1997.



                                                Very truly yours,


                                                WESCO FINANCIAL CORPORATION



                                                Jeffrey L. Jacobson
                                                Vice President and
                                                  Chief Financial Officer




JLJ:br