Form 10-Q
period 1997-09-30
WESCO FINANCIAL CORP
filed 1997-11-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997 or

        Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]     For the transition period from ____________ to ___________

Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
      -------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         DELAWARE                                         95-2109453
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
   --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  626/585-6700
                              --------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 12, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            The condensed consolidated financial statements of Wesco Financial Corporation listed in the accompanying index are incorporated as an integral part of this report.

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

                                               WESCO FINANCIAL CORPORATION




Date:  November 14, 1997                       By: /s/ JEFFREY L. JACOBSON
       -----------------                           --------------------------
                                                   Jeffrey L. Jacobson
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                      INDEX

                                                                            Page
                                                                            ----


Condensed consolidated statement of income and
    retained earnings -- nine- and three-month periods
    ended September 30, 1997 and September 30, 1996.....................      4

Condensed consolidated balance sheet --
    September 30, 1997 and December 31, 1996............................      5

Condensed consolidated statement of cash flows --
    nine-month periods ended September 30, 1997
    and September 30, 1996..............................................      6

Notes to condensed consolidated financial
    statements..........................................................      7

                           WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              AND RETAINED EARNINGS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                           Three Months Ended              Nine Months Ended
                                                         Sept. 30,      Sept. 30,      Sept. 30,    Sept. 30,
                                                           1997           1996            1997          1996
                                                        ---------      ---------      ---------      ---------
Revenues:
   Sales and service revenues .....................     $  17,033      $  15,709      $  51,532      $  48,248
   Insurance premiums earned ......................         2,297          2,305          7,763          7,348
   Dividend and interest income ...................         8,996          8,937         27,601         24,890
   Gains (losses), net, on sales of securities
     and foreclosed property ......................         1,577           (192)         1,577           (152)
   Other ..........................................           230            240            800            849
                                                        ---------      ---------      ---------      ---------
                                                           30,133         26,999         89,273         81,183
                                                        ---------      ---------      ---------      ---------
Costs and expenses:
   Cost of products and services sold .............        13,347         12,497         40,400         38,550
   Insurance losses, loss adjustment
      and underwriting expenses ...................         1,315          1,069          2,378          2,939
   Selling, general and administrative expenses ...         1,952          2,571          7,422          7,818
   Interest on notes payable ......................           835            837          2,507          2,516
                                                        ---------      ---------      ---------      ---------
                                                           17,449         16,974         52,707         51,823
                                                        ---------      ---------      ---------      ---------

Income before income taxes ........................        12,684         10,025         36,566         29,360

Provision for income taxes ........................        (3,296)        (2,222)        (8,659)        (6,414)
                                                        ---------      ---------      ---------      ---------

Net income ........................................         9,388          7,803         27,907         22,946

Retained earnings -- beginning of period ..........       363,540        337,234        348,936        325,864

Cash dividends declared and paid ..................        (1,958)        (1,888)        (5,873)        (5,661)
                                                        ---------      ---------      ---------      ---------

Retained earnings -- end of period ................     $ 370,970      $ 343,149      $ 370,970      $ 343,149
                                                        =========      =========      =========      =========

Amounts per share based on 7,119,807 shares
   outstanding throughout each period:
   Net income .....................................     $    1.32      $    1.10      $    3.92      $    3.22
                                                        =========      =========      =========      =========

   Cash dividends .................................     $    .275      $    .265      $    .825      $    .795
                                                        =========      =========      =========      =========





See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                         September 30,    December 31,
                                                                              1997           1996
                                                                            ----------   ----------

                                     ASSETS

Cash and cash equivalents ...............................................   $   10,715   $   23,039
Investments:
  Securities with fixed maturities ......................................      280,272      176,885
  Marketable equity securities ..........................................    1,873,169    1,533,009
Excess of cost over net assets of acquired business .....................       30,316       30,903
Other assets ............................................................       43,161       54,569
                                                                            ----------   ----------
                                                                            $2,237,633   $1,818,405
                                                                            ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses...........................    $   44,315   $   45,491
Income taxes payable, principally deferred ..............................      609,584      468,370
Notes payable ...........................................................       36,994       37,162
Other liabilities .......................................................       16,954       16,367
                                                                            ----------   ----------

  Total liabilities .....................................................      707,847      567,390
                                                                            ----------   ----------

Shareholders' equity:
  Capital stock and capital in excess of par value ......................       30,439       30,439
  Unrealized appreciation of investments, net of taxes ..................    1,128,377      871,640
  Retained earnings .....................................................      370,970      348,936
                                                                            ----------   ----------

  Total shareholders' equity ............................................    1,529,786    1,251,015
                                                                            ----------   ----------

                                                                            $2,237,633   $1,818,405
                                                                            ==========   ==========




See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                Nine Months Ended

                                                                       Sept. 30,   Sept. 30,
                                                                         1997         1996
                                                                       ---------    ---------

Net cash flows from operating activities ...........................   $  25,167    $  13,848
                                                                       ---------    ---------

Cash flows from investing activities:
   Acquisition of The Kansas Bankers Surety Company, net of cash and
       cash equivalents acquired ...................................        --        (77,320)
   Proceeds from maturities and redemptions of securities
       with fixed maturities .......................................      58,292       46,959
   Purchases of securities with fixed maturities ...................    (167,343)     (54,584)
   Proceeds from sales of securities with fixed maturities .........      64,790         --
   Proceeds from sales of foreclosed property ......................      14,474        2,686
   Other, net ......................................................      (1,663)       3,592
                                                                       ---------    ---------

Net cash flows from investing activities ...........................     (31,450)     (78,667)
                                                                       ---------    ---------

Cash flows from financing activities:
   Payment of cash dividends .......................................      (5,873)      (5,661)
   Other, net ......................................................        (168)        (154)
                                                                       ---------    ---------

Net cash flows from financing activities ...........................      (6,041)      (5,815)
                                                                       ---------    ---------

Decrease in cash and cash equivalents ..............................     (12,324)     (70,634)

Cash and cash equivalents -- beginning of period ...................      23,039       87,981
                                                                       ---------    ---------

Cash and cash equivalents -- end of period .........................   $  10,715    $  17,347
                                                                       =========    =========


Supplementary information:
   Interest paid during period .....................................   $   1,842    $   1,850
                                                                       =========    =========
   Income taxes paid, net, during period ...........................   $   8,725    $   8,101
                                                                       =========    =========




See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

In the opinion of management, all adjustments necessary to a fair statement of the consolidated financial position of Wesco Financial Corporation ("Wesco") and its subsidiaries and the results of their operations and their cash flows (consisting only of normal recurring accruals) are reflected in the condensed consolidated financial statements.

NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 31 through 38 of its 1996 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

NOTE 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:



                                     September 30, 1997             December 31, 1996
                                 ---------------------------       ---------------------
                                               Quoted Market                  Quoted Market
                                                  (Carrying)                       (Carrying)
                                    Cost              Value            Cost            Value
                                 ----------       ----------       ---------        ----------
Federal Home Loan Mortgage
  Corporation ............       $   71,729       $1,015,200       $   71,729       $  794,700
The Coca-Cola Company ....           40,761          439,542           40,761          379,195
The Gillette Company .....           40,000          276,200           40,000          248,800
American Express Company .           20,687           53,030           20,687           36,595
Wells Fargo & Company ....           11,351           46,569           11,351           45,679
Salomon Inc. .............           20,000           39,572           20,000           24,803
Other ....................            2,914            3,056            2,914            3,237
                                 ----------       ----------       ----------       ----------
                                 $  207,442       $1,873,169       $  207,442       $1,533,009
                                 ==========       ==========       ==========       ==========


NOTE 4

Following is a summary of the changes in unrealized appreciation of investments, net of deemed applicable income taxes, set forth separately in shareholders' equity on the condensed consolidated balance sheet, in thousands of dollars:


                                             Three Months Ended                Nine Months Ended
                                     --------------------------------  ------------------------------
                                      Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1997  Sept. 30, 1996
                                     ---------------   --------------  --------------  --------------

Balance at beginning of period .     $ 1,133,978      $     692,095      $   871,640      $   601,326
   Net increase (decrease) in
      unrealized appreciation ..          (9,265)           137,398          398,017          277,112
   Decrease (increase) in deemed
     applicable income taxes ...           3,664            (48,129)        (141,280)         (97,074)
                                     -----------      -------------      -----------      -----------
Balance at end of period .......     $ 1,128,377      $     781,364      $ 1,128,377      $   781,364
                                     ===========      =============      ===========      ===========

NOTE 5

During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards: No. 128 -- "Earnings per Share," which establishes new standards for computing and presenting earnings per share; No. 129 -- "Disclosure of Information About Capital Structure," which establishes standards for disclosing information about an entity's capital structure; No. 130 -- "Reporting Comprehensive Income," which establishes standards for the reporting and display of so-called comprehensive income and its components; and No. 131 -- "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about operating segments in interim and annual financial statements.

Wesco plans to adopt the standards set forth in the foregoing statements when first required: Nos. 128 and 129 at the end of 1997; and Nos. 130 and 131 at the beginning of 1998. Adoption of these standards is not expected to have a material effect on Wesco's consolidated financial position or results of operations or cash flows, or on disclosures within the consolidated financial statements.

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

FINANCIAL CONDITION

    At September 30, 1997, $1.13 billion, or 73.8% of Wesco's shareholders' equity, represented unrealized appreciation of investments. Unrealized appreciation is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation.

    Even if unrealized appreciation is ignored, the financial condition of Wesco and its subsidiaries continues to be sound and liquid.

RESULTS OF OPERATIONS

    Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars (there were no realized securities gains or losses or other nonoperating or unusual items):

                                                 Three Months Ended          Nine Months Ended
                                                Sept. 30,   Sept. 30,      Sept. 30,    Sept. 30,
                                                   1997        1996          1997         1996
                                                --------     --------      --------     --------
Insurance segment net income:
    "Normal" net operating income .........     $  7,066     $  7,072      $ 23,533     $ 20,482
    Securities gains (losses) .............           93         (115)           93         (115)
                                                --------     --------      --------     --------
    Segment net income ....................        7,159        6,957        23,626       20,367
                                                --------     --------      --------     --------
Industrial segment net income (all "normal"
    net operating income) .................          910          672         2,794        2,030
                                                --------     --------      --------     --------
Net income other than from identified
    business segments:
     "Normal" net operating income ........          469          184           637          535
     Gains (losses), net, on sales of
         foreclosed properties ............          850          (10)          850           14
                                                --------     --------      --------     --------
      Nonsegment net income ...............        1,319          174         1,487          549
                                                --------     --------      --------     --------

 Net income -- consolidated ...............     $  9,388     $  7,803      $ 27,907     $ 22,946
                                                ========     ========      ========     ========

Insurance Segment

       The insurance segment comprises Wesco Financial Insurance Company ( "Wes-FIC" ) and, since July 1996, The Kansas Bankers Surety Company ("KBS"). Following is a summary of the segment's "normal" net operating income, which represents the combination of underwriting results with dividend and interest income (in thousands):

                                        Three Months Ended                 Nine Months Ended
                                     -------------------------        --------------------------
                                     Sept. 30,        Sept. 30,       Sept. 30,        Sept. 30,
                                       1997             1996             1997             1996
                                     --------         --------         --------         --------

Premiums written ............        $  2,027         $  2,113         $  8,195         $  2,998
                                     ========         ========         ========         ========

Premiums earned .............        $  2,297         $  2,305         $  7,763         $  7,348
                                     ========         ========         ========         ========

Underwriting gain ...........        $    785         $  1,236         $  4,798         $  4,409
Dividend and interest income            8,226            7,957           25,344           22,014
                                     --------         --------         --------         --------
Income before income taxes ..           9,011            9,193           30,142           26,423
Income tax provision ........          (1,945)          (2,121)          (6,609)          (5,941)
                                     --------         --------         --------         --------

"Normal" net operating income        $  7,066         $  7,072         $ 23,533         $ 20,482
                                     ========         ========         ========         ========

     Since KBS's acquisition at the beginning of the third quarter of 1996, most premiums written by the insurance group have been generated by KBS. Wes-FIC's only premiums written resulted from participation in two super-catastrophe policies covering hurricane risk in Florida: $1.6 million in the first quarter of 1997; and $1.0 million in 1997's second quarter.

     Insurance premiums are recognized as earned revenues by the insurance group pro rata over the term of the contract on all forms of insurance except for super-catastrophe reinsurance. Premiums on super- catastrophe reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. Most premiums earned since the beginning of 1996's third quarter are attributable to KBS. Premiums earned by Wes-FIC during the periods shown above practically all relate to expiration of super- catastrophe reinsurance policies entered into twelve months earlier; these amounted to $5.0 million in the first quarter of 1996 and $1.0 million in the second quarter of 1997.

     The underwriting gain relating to Wes-FIC's expiring super-catastrophe reinsurance policies mentioned above was $3.2 million in the first quarter of 1996 and $1.0 million in the second quarter of 1997. All other underwriting gain in the periods shown above related to KBS business. KBS's management notes that claims historically have varied in both frequency and size, causing underwriting gain to fluctuate somewhat; the 1996 third quarter gain was well above the normal range.

     Dividend and interest income earned by the insurance segment increased in each 1997 period for several reasons, notably Wes-FIC's receipt in 1997 of the balance of dividend arrearages plus regular quarterly dividends paid Wes-FIC by US Airways Group, Inc. on its preferred stock. Dividends received on the preferred stock totaled $2.1 million in the first nine months of 1997, including $0.1 million received in the third quarter, versus $0.9 million received in the first nine months of 1997, all of which was received in the third quarter. Dividend and interest income tends to fluctuate for various reasons including changes in investment components.

Industrial Segment

       Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                       Three Months Ended                Nine Months Ended
                                    -------------------------         -------------------------
                                    Sept. 30,         Sept. 30,        Sept. 30,       Sept. 30,
                                       1997             1996             1997             1996
                                     --------         --------         --------         --------
Revenues, principally sales
    and services ............        $ 17,064         $ 15,739         $ 51,650         $ 48,321
                                     ========         ========         ========         ========

Income before income taxes ..        $  1,510         $  1,111         $  4,639         $  3,367
Income tax provision ........            (600)            (439)          (1,845)          (1,337)
                                     --------         --------         --------         --------

Industrial segment net income        $    910         $    672         $  2,794         $  2,030
                                     ========         ========         ========         ========

    Industrial segment revenues for the third quarter of 1997 increased $1.3 million, or approximately 8%, from those reported for the third quarter of 1996; for the first nine months of 1997 the increase was $3.3 million, or approximately 7%, over those reported for the comparable 1996 period. Pounds of steel products sold increased about 17.7% and 18.5%, respectively. The increases were attributed generally to improvement in the industrial sector of the economy.

     Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.4% and 79.5% for the third quarters of 1997 and 1996, and 78.4% and 79.9% for the comparable nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at the wholesale and retail levels.



Other Than Identified Business Segments

    In the absence of nonoperating or unusual items such as securities gains or losses, earnings other than from identified business segments include mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by (1) costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by a savings and loan subsidiary, including adjustments of loss reserves, and (2) interest and other corporate expenses -- plus or minus income taxes other than those associated with activities of the identified segments.

    Earnings other than from identified business segments typically fluctuate from period to period. The increases in such earnings for the third quarter and first nine months of 1997 over the corresponding prior year figures were due principally to a gain realized on sale of a single-family residence acquired through foreclosure and subsequently remodeled, coupled with a $1 million pre-tax reduction in the valuation allowance for future real estate losses provided in past years; these were partially offset by a reduction in tax-favored dividend income following the conversion to common stock in the fourth quarter of 1996 of $10 million principal amount of preferred stock of Salomon Inc, owned by Wesco at the parent company level. (Wes-FIC also converted $10 million principal amount of Salomon Inc preferred, with the same effect on dividend income of the insurance segment.)

                                    * * * * *

    Realized gains and losses -- recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at September 30, 1997 contained $1.1 billion, or $158.48 per share, of unrealized appreciation of investments, net of taxes -- about 74% of shareholders' equity, compared to 70% at December 31, 1996.)

    During the fourth quarter of 1997, the recently announced merger of Salomon Inc ("Salomon") with a subsidiary of Traveler's Group Inc. ("Traveler's") is expected to be completed. On the merger date, Wesco and its subsidiaries will receive shares of common and preferred stock of Traveler's in exchange for the common and preferred shares of Salomon currently held. If the merger is completed as scheduled, Wesco will recognize a gain in its statement of income in the fourth quarter; based upon a recent market price for Traveler's common stock, the gain would be $85.9 million, or $53.4 million after income tax effect. It should be borne in mind, however, that most of this gain has already been reflected in Wesco's consolidated shareholders' equity at September 30, 1997 as a component of unrealized appreciation of investments, net of taxes.

    Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 26.0% and 23.7% for the third quarter and nine months ended September 30, 1997, versus 22.2% and 21.8% for the comparable periods of 1996.

    Consolidated revenues, expenses and earnings reported in any period are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. For example, as indicated elsewhere herein, Wesco's consolidated financial statements reflect the acquisition of KBS in mid 1996. In addition to exposure to large fluctuations due to realization of securities gains and losses and the occurrence of other unusual items, Wesco's consolidated revenues, expenses and earnings from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super- catastrophe reinsurance business.

    Shareholders' equity is impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.