Form 10-K
period 1997-12-31
WESCO FINANCIAL CORP
filed 1998-03-31
CIK 105729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               ---------------TO
                                ---------------

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

                                 (626) 585-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
         CAPITAL STOCK, $1 PAR VALUE                      AMERICAN STOCK EXCHANGE
                                                         AND PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 19, 1998 was: $486,959,000

     The number of shares outstanding of the registrant's Capital Stock as of March 19, 1998 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

              TITLE OF DOCUMENT                             PARTS OF FORM 10-K
              -----------------                             ------------------
          Proxy Statement for 1998                   Part III, Items 10, 11, 12 and 13
       Annual Meeting of Shareholders

================================================================================

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

     Wesco's operations also include, through MS Property Company ("MS Property"), the ownership and management of commercial real estate transferred to MS Property by Wesco, and the development and liquidation of foreclosed real estate and delinquent real estate loans transferred to MS Property by Mutual Savings, all in December 1993, when MS Property, a wholly owned subsidiary of Wesco, began its operations. Wesco's operations, through mid-1993, also included the manufacture of electrical equipment through New America Electrical Corporation, which was organized in 1982 and was approximately 80%-owned by Wesco from December 1988 through mid-1993.

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

     Wesco's activities fall into two business segments -- insurance and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The industrial segment comprises Precision Steel's steel service center operations. Wesco is also engaged in several relatively insignificant activities not identified with either business segment; these include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, and (4) parent company operations.

     The amounts of revenues, operating profit and identifiable assets attributable to Wesco's business segments, as well as nonsegment activities, are included in Note 8 to the accompanying consolidated financial statements.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company ("NICO"), headquartered in Omaha, Nebraska. To simplify discussion, the term "Berkshire Insurance Group," as used in this report, refers to NICO and all other wholly owned insurance subsidiaries of Berkshire, individually or collectively, although in practice Berkshire also includes in its group the insurance subsidiaries 80.1%-owned through its ownership of Wesco.

     On January 1, 1994, Wes-FIC's net worth increased from $329 million to $569 million as a result of the absorption of Mutual Savings' remaining net assets (essentially, the market value of Freddie Mac common stock and mortgage-backed securities, less the taxes due if sold) through merger. Primarily due to appreciation of investments, Wes-FIC's shareholder's equity has increased to $1.7 billion as of 1997 yearend. (The foregoing figures have been computed under generally accepted accounting principles. Wes-FIC's regulatory net worth as of yearend 1997 was $2.4 billion. The difference represents mainly the absence in the regulatory figure of income taxes associated with unrealized appreciation of investments.)

     In 1985, Wes-FIC entered into an arrangement whereby it effectively reinsured -- through the Berkshire Insurance Group, as intermediary-without-profit -- 2% of the entire book of insurance business of the long-established Fireman's Fund Insurance Companies ("Fireman's Fund"). Wes-FIC thus assumed the benefits and burdens of Fireman's Fund's underwriting results under a contract covering virtually all of the property and casualty insurance business of Fireman's Fund during a four-year coverage period that expired on August 31, 1989. The arrangement put Wes-FIC in essentially the same position it would have been in if it, instead of Fireman's Fund, had directly written the business reinsured. Differences in results under this arrangement have occurred principally from the investment of premiums, as Wes-FIC, instead of Fireman's Fund, has invested funds from "float" (funds set aside and invested pending payment of claims). Wes-FIC will remain liable for its share of remaining unpaid losses and loss expenses, an estimate of which is reflected as a liability on Wesco's consolidated balance sheet, and will continue to invest the related float until all liabilities are settled, perhaps many years hence.

     In 1990 and 1991, Wes-FIC reinsured 50% of the workers' compensation insurance business written by a member of the Berkshire Insurance Group. As with the similar Fireman's Fund contract, Wes-FIC remains liable for its share of unpaid losses and loss adjustment expenses.

     Wes-FIC's traditional financial strength, made even greater by the absorption of Mutual Savings, enabled it to enter into the business of "super-catastrophe reinsurance" through subcontracts retroceded by the Berkshire Insurance Group. Several were entered into in 1994; most of these were renewed in 1995 but none were renewed in 1996. In 1996, Wes-FIC accepted 3% participations in two super-catastrophe reinsurance policies covering hurricane risk in Florida: (1) a 12-month policy effective June 1, 1996, not renewed upon policy expiration in mid-1997; and (2) a three-year policy effective January 1, 1997 with exposure not significant to Wes-FIC's capital base. There has been no other super-catastrophe reinsurance business to date.

     Throughout this report, "catastrophe reinsurance" refers to the insurance purchased by insurance and reinsurance companies to protect themselves against the accumulation of property losses arising from a single major event or a series of major events. "Super-catastrophe reinsurance" refers to a catastrophe contract which subjects the reinsurer to especially large amounts of losses from a mega-catastrophe such as a hurricane or earthquake. The super-catastrophe policies in which Wes-FIC has participated have indemnified the ceding companies for all or part of covered losses in excess of large, specified retentions; reinsurance of this type is referred to as "excess-of-loss" reinsurance (as contrasted with "quota share" reinsurance, under which a ceding company is indemnified for a portion of its own loss). Management believes that an insurer in this business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a super catastrophe occurs. In this regard, the Berkshire Insurance Group and Wes-FIC are believed to operate differently from other reinsurers in that risks they write are kept in house, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not remain adequately solvent if called upon to pay off on risks reinsured.

     Berkshire has indicated that it may from time to time be offered super-catastrophe reinsurance business that is somewhat larger than it wishes to have a wholly owned subsidiary retain and may make a portion of the business available to Wes-FIC. Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of retrocessions of reinsurance offered by the Berkshire Insurance

Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) the Berkshire Insurance Group is to receive a ceding commission of 3% of premiums, probably less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) the Berkshire Insurance Group must retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC's net worth.

     Wes-FIC, in Nebraska, Utah and Iowa, is also licensed to write "direct" insurance business (as distinguished from reinsurance), but the volume written to date has been very small.

     In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. The acquisition became available after Berkshire agreed to the purchase of KBS by itself or a subsidiary and then provided Wes-FIC the opportunity to be the acquiring party. Wes-FIC's acceptance was approved by the boards of Wes-FIC and Wesco.

     KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is regulated by insurance departments in 25 states and by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. In 1997 and 1996, KBS ceded about 42% and 44%, respectively, of its gross insurance business to third party reinsurers.

     KBS markets its products in some states by exclusive, commissioned agents, and in others by salaried, traveling employees. Inasmuch as the number of small midwestern banks is declining as banks are merging, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as bank deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 13% of premiums written.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 1997 amounted to less than
 .5% of their combined statutory surplus, compared to an industry average of about 105% based on figures reported for 1996.

     Standard & Poor's Corporation, in 1994, recognized Wes-FIC's strong competitive position as a member of Berkshire's family of wholly and substantially owned insurance subsidiaries and its unusual capital strength, and assigned its highest rating, AAA, to Wes-FIC's claims-paying ability. This rating recognized the commitment of Wes-FIC's management to a disciplined approach to underwriting and reserving, as well as Wes-FIC's extremely strong capital base.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional attractive super-catastrophe reinsurance retrocessions, and other insurance arrangements such as the one with Fireman's Fund, as well as acquisitions of other insurance companies.

     Insurance companies are subject to regulation by the departments of insurance of the various states in which they write policies as well as the states in which they are domiciled, and, if applicable, as is the case with KBS, by the Department of the Treasury. Regulations relate to, among other things, capital requirements, shareholder and policyholder dividend restrictions, reporting requirements, annual audits by independent accountants, periodic regulatory examinations, and limitations on the size and types of investments that can be made.

     Wes-FIC, which is operated by NICO, has no employees of its own. KBS has 14 employees.

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, and a subsidiary operate steel service centers at Franklin Park, Illinois (near Chicago) and Charlotte, North Carolina. The service centers buy low carbon sheet and strip steel, coated metals, spring steels, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

     The service center business is highly competitive. Precision Steel's annual sales volume of approximately 30 thousand tons compares with the steel service industry's annual volume of over 20 million tons. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Competition exists in the areas of price, quality, availability of products and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports and by a tendency of domestic manufacturers to make parts of less costly materials.

     Precision Brand Products, Inc. ("Precision Brand"), a wholly owned subsidiary of Precision Steel, manufactures shim stock and other tool room specialty items, as well as hose and muffler clamps, and sells them under its own brand names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand's share of the toolroom specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

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

     The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to approximately $6.1 million at December 31, 1997 from $6.0 million at December 31, 1996.

     Approximately 250 full-time employees are engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

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

     After completion of the restructuring, the financial segment no longer served a useful purpose. The activities that remained had previously been included in the financial segment only because they were indirectly related to operation of the savings and loan association and were relatively insignifi cant. Accordingly, effective with the beginning of 1994, these activities were removed from the financial segment and are no longer identified with any segment as they do not in any way relate to the two remaining segments. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of commercial real estate property in Pasadena, (3) development and liquidation of foreclosed real estate, and (4) parent company operations.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, invests in marketable securities of unaffiliated companies. (See Note 2 to the accompanying consolidated financial statements for summaries of investments.)

     Seven full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2. PROPERTIES

     MS Property owns a business block situated between the city hall and an indoor shopping mall in downtown Pasadena, California. The block's principal improvements are a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remaining space is leased to outside parties, including CenFed, law firms and others, under agreements expiring at dates extending to 2008. In addition to the office building and garage, the business block has contained a row of small, blighted commercial retail buildings; MS Property is in process of demolishing this portion of the block and is exploring options for redeveloping it, together with a parcel of land it owns in the next block which it has been using as a 100-car parking lot.

     Wes-FIC's place of business is the Omaha, Nebraska headquarters office of NICO.

     KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease which expires July 1, 2002. KBS has an option to renew the lease for an additional five-year term.

     MS Property holds real estate in Southern California acquired by Mutual Savings or itself through foreclosure. The principal property consists of the remainder of a 22-acre parcel of largely oceanfront land near Santa Barbara, which it developed on an upscale basis over a period of many years; as of December 31, 1997, all 20 town houses and 12 residential lots had been sold, except for four lots that were in process of sale (in escrow). Other properties include several buildings that are leased to various small businesses in a small shopping center and a single-family residence.

     Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, having usable area approximately as follows:
138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

ITEM 3. LEGAL PROCEEDINGS

     Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.

     Wesco's capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

     The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 1997 and 1996, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

                                 1997                                               1996
                        -----------------------                         --------------------------
                        SALES PRICE                                     SALES PRICE
                        -----------   DIVIDENDS                         -----------      DIVIDENDS
QUARTER ENDED           HIGH   LOW      PAID         QUARTER ENDED        HIGH   LOW       PAID
-------------           ----   ----   ---------      -------------        ----   ----    ---------
March 31.............   $214     $180    $0.275      March 31..........   $189   $164 3/4  $0.265
June 30..............    331      197     0.275      June 30...........    183    155       0.265
September 30.........    332      262     0.275      September 30......    182    158 1/2   0.265
December 31..........    339 7/8  300     0.275      December 31.......    193    171 3/4   0.265
                                         ------                                            ------
                                         $1.100                                            $1.060
                                         ======                                            ======

     There were approximately 750 shareholders of record of Wesco's capital stock as of the close of business on March 19, 1998. It is estimated that approximately 4,700 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1996 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1997         1996         1995        1994       1993
                                      ----------   ----------   ----------   --------   --------
Revenues:
  Sales and service revenues........  $   67,557   $   63,654   $   62,271   $ 62,143   $ 63,627
  Insurance premiums earned.........      11,507       10,060        9,294      1,133     12,158
  Dividends and interest on
     investments other than
     mortgage-backed securities.....      35,898       31,815       27,774     26,207     28,152
  Interest on loans and mortgage-
     backed securities..............         654        1,498        2,499      2,810      7,952
  Realized gains (losses), net, on
     securities and foreclosed
     property.......................     102,348         (152)       7,428        323      1,783
  Gain on disposition of Mutual
     Savings' loans and deposits....          --           --           --         --      1,577
  Other.............................       1,087        1,144        1,791      2,842      2,109
                                      ----------   ----------   ----------   --------   --------
                                         219,051      108,019      111,057     95,458    117,358
                                      ----------   ----------   ----------   --------   --------
Costs and expenses:
  Cost of products and services
     sold...........................      52,710       50,054       50,019     49,459     51,570
  Insurance losses and expenses.....         860        4,264        1,501       (571)    12,894
  Interest on savings accounts......          --           --           --         --      5,792
  Selling, general and
     administrative.................       9,393       10,849       11,142     13,411     16,051
  Interest on notes payable.........       3,320        3,352        3,371      3,394      4,610
  Decline in value of investment....          --           --           --      9,000         --
  Loss on sale of New America
     Electric.......................          --           --           --         --      2,700
                                      ----------   ----------   ----------   --------   --------
                                          66,283       68,519       66,033     74,693     93,617
                                      ----------   ----------   ----------   --------   --------
Income before income taxes and
  cumulative effect of change in
  accounting for income taxes.......     152,768       39,500       45,024     20,765     23,741
Provision for income taxes..........     (50,959)      (8,881)     (10,483)    (1,793)    (5,046)
                                      ----------   ----------   ----------   --------   --------
Income before cumulative effect of
  change in accounting for income
  taxes.............................     101,809       30,619       34,541     18,972     18,695
Cumulative effect of change in
  accounting for income taxes.......          --           --           --         --      1,023
                                      ----------   ----------   ----------   --------   --------
Net income..........................  $  101,809   $   30,619   $   34,541   $ 18,972   $ 19,718
                                      ==========   ==========   ==========   ========   ========
Amounts per capital share:
  Income before cumulative effect
     of change in accounting for
     income taxes...................  $    14.30   $     4.30   $     4.85   $   2.66   $   2.63
  Net income........................       14.30         4.30         4.85       2.66       2.77
                                      ==========   ==========   ==========   ========   ========
  Cash dividends....................  $     1.10   $     1.06   $     1.02   $    .98   $    .94
                                      ==========   ==========   ==========   ========   ========

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1997         1996         1995        1994       1993
                                      ----------   ----------   ----------   --------   --------
Assets:
  Cash and cash equivalents.........  $   10,687   $   23,039   $   87,981   $ 15,800   $  5,230
  Investments --
     Securities with fixed
       maturities...................     279,697      176,885      119,575    183,089    202,126
     Marketable equity securities...   2,224,848    1,533,009    1,102,221    696,261    639,958
  Excess of cost of KBS over net
     assets acquired................      30,121       30,903           --         --         --
  Real estate held for sale.........       5,240       15,831       19,021     23,414     29,935
  Property and equipment............      13,229       13,297       13,967     14,279     13,907
  Other assets......................      24,290       25,441       22,962     28,918     23,999
                                      ----------   ----------   ----------   --------   --------
          Total assets..............  $2,588,112   $1,818,405   $1,365,727   $961,761   $915,155
                                      ==========   ==========   ==========   ========   ========
Liabilities:
  Insurance losses and expenses.....  $   41,437   $   45,491   $   34,195   $ 39,785   $ 53,818
  Income taxes payable, principally
     deferred.......................     733,488      468,370      324,341    191,858    180,722
  Notes payable.....................      33,635       37,162       37,369     37,557     37,896
  Other liabilities.................      15,260       16,367       12,193     14,414     16,632
                                      ----------   ----------   ----------   --------   --------
          Total liabilities.........  $  823,820   $  567,390   $  408,098   $283,614   $289,068
                                      ==========   ==========   ==========   ========   ========
Shareholders' equity:
  Capital stock and surplus.........  $   30,439   $   30,439   $   30,439   $ 30,439   $ 30,439
  Unrealized appreciation of
     investments, net of taxes......   1,290,939      871,640      601,326    349,122    309,057
  Retained earnings.................     442,914      348,936      325,864    298,586    286,591
                                      ----------   ----------   ----------   --------   --------
          Total shareholders'
            equity..................  $1,764,292   $1,251,015   $  957,629   $678,147   $626,087
                                      ==========   ==========   ==========   ========   ========
            Per capital share.......  $   247.80   $   175.71   $   134.50   $  95.25   $  87.94
                                      ==========   ==========   ==========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

     Wesco's shareholders' equity at December 31, 1997 was $1.8 billion or $247.80 per share, up $.5 billion or $72.09 per share for the year. This increase was due principally to appreciation in market value of investments, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 73% of shareholders' equity at December 31, 1997, compared to 49% at December 31, 1993.

     Over half of the Wesco group's unrealized appreciation of securities at December 31, 1997 was attributable to its investment in Freddie Mac common stock (see Note 2 to the consolidated financial statements appearing elsewhere herein). Even if the market prices of the Freddie Mac and all other Wesco group investments dropped suddenly to original cost, the group would still be clearly viable. This can be seen by glancing at the following balance sheet totals, which result from removing all unrealized appreciation and related deferred taxes from balance sheet totals shown in the final table in Item 6 (in thousands except for amounts per share):

                                                             DECEMBER 31,
                                      ----------------------------------------------------------
                                         1997         1996         1995        1994       1993
                                      ----------   ----------   ----------   --------   --------
Total assets........................  $  603,178   $  478,863   $  442,439   $425,159   $441,952
                                      ==========   ==========   ==========   ========   ========
Total liabilities...................  $  129,825   $   99,488   $   86,139   $ 96,134   $124,922
                                      ==========   ==========   ==========   ========   ========
Total shareholders' equity..........  $  473,353   $  379,375   $  356,303   $329,025   $317,030
                                      ==========   ==========   ==========   ========   ========
  Per capital share.................      $66.48       $53.28       $50.04     $46.21     $44.53
                                      ==========   ==========   ==========   ========   ========

Wesco's management believes the group has adequate liquidity and capital resources, including the ability to borrow, to minimize the impact of a downturn in its fortunes -- even one as extreme and unrealistic as the worst-case scenario presented above solely for illustrative purposes.

     Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In recognition of the sound financial condition of Wesco and of its Wes-FIC insurance subsidiary, Wesco's $30 million of Notes due November 1999 and Wes-FIC's claims-paying ability have since 1994 been assigned Standard & Poor Corporation's highest rating, AAA.

     MS Property has substantially liquidated the foreclosed real estate and problem loans acquired from Mutual Savings in December 1993. However, MS Property and Wesco are contingently liable for at least 90% of any losses that may be sustained by CenFed on collection of real estate loans sold by Mutual Savings to CenFed in October 1993, which have declined in principal amount from $81 million originally to about $30 million at December 31, 1997. The managements of MS Property and Wesco believe any net overall loss in completing disposition of these items will not be material.

     Wesco is not now suffering from inflation, but its insurance and industrial segments have potential exposure. Very large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are often established well in advance of expenditures. Precision Steel's businesses are competitive and operate on tight gross profit margins, and thus its earnings are susceptible to bad effects from inflationary cost increases.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to consolidated net income of each of Wesco's business segments, insurance and industrial, and of Wesco's nonsegment activities. In each case unusual items (i.e., realized gains and losses on securities and foreclosed real estate) are shown separately from "normal" net operating income. (Amounts are in thousands, all after income tax effect.)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------   -------   -------
Insurance segment:
  "Normal" net operating income.............................  $ 33,507   $27,249   $26,496
  Realized securities gains (losses)........................    32,843      (115)    2,424
                                                              --------   -------   -------
  Segment net income........................................    66,350    27,134    28,920
                                                              --------   -------   -------
Industrial segment net income (all "normal" net operating
  income)...................................................     3,622     3,033     2,386
                                                              --------   -------   -------
Other than identified business segments:
  "Normal" net operating income.............................     1,133       438     1,043
  Gains, net, on sales of foreclosed real estate............       850        14       283
  Realized securities gains.................................    29,854        --     1,909
                                                              --------   -------   -------
  Nonsegment net income.....................................    31,837       452     3,235
                                                              --------   -------   -------
       Consolidated net income..............................  $101,809   $30,619   $34,541
                                                              ========   =======   =======

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

Insurance Segment

     The "normal" net operating income of the insurance segment (i.e., Wes-FIC and, since July 1996, KBS) represents the combination of underwriting results with dividend and interest income. Following is a summary of such data (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Premiums written............................................  $10,654    $ 5,353    $ 5,808
                                                              =======    =======    =======
Premiums earned.............................................  $11,507    $10,060    $ 9,294
                                                              =======    =======    =======
Underwriting gain...........................................  $10,647    $ 5,795    $ 7,794
Dividend and interest income................................   32,915     29,353     26,107
                                                              -------    -------    -------
Income before income taxes..................................   43,562     35,148     33,901
Income tax provision........................................  (10,055)    (7,899)    (7,405)
                                                              -------    -------    -------
"Normal" net operating income...............................  $33,507    $27,249    $26,496
                                                              =======    =======    =======

     Premiums written by Wesco's insurance subsidiaries for 1997 were comprised of (1) $8.6 million attributable to KBS and (2) $2.1 million attributable to Wes-FIC, relating principally to its participation with the Berkshire Insurance Group in a large excess-of-loss super-catastrophe reinsurance policy covering hurricane risk in Florida for the first year of a three-year period that began January 1, 1997. Premiums written in 1996 consisted of (1) $4.2 million attributable to KBS and (2) $1.2 million attributable to Wes-FIC, relating principally to another super-catastrophe reinsurance policy covering hurricane risk in Florida, also retroceded to Wes-FIC by the Berkshire Insurance Group. Premiums from Berkshire Insurance Group super-catastrophe reinsurance retrocessions to Wes-FIC have declined from about $5.8 million in 1995 and $8.8 million in 1994. The decline has been attributed by the Berkshire group's management to increased competition; it has stated repeatedly that it will not knowingly write business at inadequate rates.

     Earned premiums for 1997 included $8.7 million attributable to KBS; the remainder were attributable to Wes-FIC and related principally to super-catastrophe reinsurance participations. Earned premiums for 1996 included $4.6 million attributable to KBS; the remainder were attributable principally to Wes-FIC's super-catastrophe reinsurance participations. Premiums on super-catastrophe reinsurance are not recognized as earned until the earlier of a loss occurrence or policy expiration. Insurance premiums on all other forms of insurance are recognized as earned revenues by Wes-FIC and KBS pro rata over the term of the contracts.

     The underwriting gain for 1997 included $5.5 million attributable to KBS, and $5.1 million attributable to Wes-FIC, of which $2.3 million was attributable to two super-catastrophe reinsurance policies, and $2.8 million to quota-share reinsurance agreements; $2.6 million of the $2.8 million resulted from a downward revision of liabilities for losses and loss expenses with respect to Wes-FIC's reinsurance of Fireman's Fund business. The underwriting gain for 1996 included $1.7 million contributed by KBS; the balance was earned by Wes-FIC on expiration of several super-catastrophe reinsurance policies written in 1995. The underwriting gain for 1995 was earned by Wes-FIC principally on expiration of several one-year super-catastrophe reinsurance contracts. KBS's underwriting gain in 1997 and 1996 is net of $.8 million and $.4 million amortization of "goodwill"; this excess of Wes-FIC's cost over the fair value of the identified net assets acquired in mid-1996 (about $31 million) is being written off over 40 years (or $.8 million per year).

     Although no super-catastrophe reinsurance losses have been incurred to date, the managements of Berkshire, Wes-FIC and Wesco believe that large super-catastrophe reinsurance losses will inevitably occur from time to time. While such large losses are not expected to be significant in relation to Wes-FIC's capital base, the managements accept the prospect of increased volatility in Wes-FIC's short-term underwriting results in order to obtain what they believe will be better long-term results.

     One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Wes-FIC's management has reported that it believes Wes-FIC has virtually no such liability.

     Dividend and interest income has been earned by the insurance group principally (1) on the assets (approximately $.4 billion at market value) added to Wes-FIC by the merger of Mutual Savings on January 1, 1994, (2) on capital contributed by Wesco, (3) on earnings retained and reinvested, and (4) on float.

     The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, Wesco's insurance subsidiaries have maintained capital positions strong enough not only to absorb adverse estimation corrections but also to enable them to accept other insurance contracts. Although additional reinsurance retrocessions from Berkshire subsidiaries, or acquisitions of insurance businesses like or unlike that of KBS, or other attractive reinsurance or insurance arrangements, would be welcome, the timing and extent of any increase in insurance underwriting activity cannot presently be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues, principally sales and services....................  $67,693    $63,762    $62,382
                                                              =======    =======    =======
Income before income taxes..................................  $ 6,042    $ 5,076    $ 4,005
Income tax provision........................................   (2,420)    (2,043)    (1,619)
                                                              -------    -------    -------
"Normal" net operating income...............................  $ 3,622    $ 3,033    $ 2,386
                                                              =======    =======    =======

     Revenues of Precision Steel's businesses have improved in each of the past two years after having declined for several prior years. The revenue improvement is due to increased sales volume, which its management attributes principally to changing economic conditions and competitive pressures in the industrial sector of the economy. Sales volume, in terms of pounds of steel products sold, increased 16.7 percent for 1997 over the comparable 1996 figure, which, in turn, was 7.4% higher than its 1995 counterpart. Revenues per pound, however, decreased in 1997 following price decreases by mills and other suppliers.

     Income before income taxes and normal net operating income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.0%, 78.6% and 80.3% for 1997, 1996 and 1995. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. The improvement in the cost percentage in 1997 was attributable principally to the continuing decline in wholesale costs, begun in 1996. Precision Steel's cost of products sold percentage is very sensitive to current changes in the cost of purchasing raw materials, because it carries its inventories at the lower of last-in, first-out cost or market; under this method, the most recent costs are reflected in cost of goods sold.

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with either business segment, insurance or industrial (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Dividend and interest income................................  $ 3,148    $ 3,988    $ 5,709
Rental income, net, from commercial real estate.............      879      1,035      1,249
Interest expense............................................   (3,609)    (3,858)    (5,007)
General and administrative expenses.........................   (1,010)    (1,229)    (1,379)
Reduction (increase) in allowance for losses on foreclosed
  real estate and other assets..............................    1,800         --     (1,000)
Other items, net............................................     (393)      (508)       119
                                                              -------    -------    -------
Income (loss) before income tax provision or benefit........      815       (572)      (309)
Income tax benefit..........................................      318      1,010      1,352
                                                              -------    -------    -------
"Normal" net operating income...............................  $ 1,133    $   438    $ 1,043
                                                              =======    =======    =======

     "Normal" net operating income other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by Mutual Savings, including adjustments of reserves for possible losses on sales of foreclosed real estate, and (2) interest and other corporate expenses -- plus or minus income taxes related to such "normal" nonsegment items.

     "Normal" net operating income other than from identified business segments typically fluctuates from period to period. The improvement in the figure for 1997 resulted principally from the beneficial effect of $1.1 million, after taxes, of the reversal into income of reserves for losses primarily on sales of foreclosed real estate, recorded in prior years; this compares with a nonadjustment of these reserves in 1996 and a $.6 million after-tax increase in 1995. MS Property has had success in selling various foreclosed properties at prices higher than were anticipated when the real estate market was extremely depressed. The beneficial effect of the foregoing adjustment was somewhat offset by (1) reductions in dividend income following conversions of installments of Salomon Inc 9% preferred stock into lower-yielding common stock held outside the insurance segment in the fourth quarters of 1997 and 1996, prior to Salomon's acquisition by Travelers Group, Inc., and (2) a decrease in net rental income from commercial real estate owned by MS Property in connection with the demolition and redevelopment of a portion of its business block in Pasadena. The most significant reason for the drop in "normal" net operating income from 1995 to 1996 was a reduction in dividend income upon disposition of the Champion International Corporation 9.25% preferred stock held outside the insurance segment in the second quarter of 1995.

     Nonsegment interest expense was somewhat lower in 1997 than in 1996, and much lower in 1996 than in 1995, mainly due to repayment by Wesco (parent company) of borrowings from Wes-FIC beginning in mid-1995. (Insurance segment revenues decreased accordingly so that Wesco's consolidated net income was not affected.)

     Wesco's nonsegment tax benefits appear at first glance to be anomalous compared to the pre-tax income. This is caused by the inclusion in pre-tax income or loss of large (but declining) amounts of dividend income, which is highly tax-favored; all other revenues and expense items are fully taxable or deductible, and net in total to a smaller (and declining) pre-tax loss.

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

     Realized gains and losses on investments have been an element of Wesco's net income for a number of years. The amounts of these gains or losses, recorded when securities are sold or when a decline in market value of an investment is considered to be other than temporary, tend to fluctuate significantly from year to year. The varying effect upon Wesco's pre-tax income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at December 31, 1997 contained $1.3 billion, or $181.32 per share, of unrealized appreciation of investments, net of taxes -- about 73% of shareholders' equity.)

     Wesco's consolidated earnings for 1997 contained securities gains, after income taxes, of $62.7 million, versus after-tax losses of $.1 million for 1996 and after-tax gains of $4.3 million for 1995. Of the 1997 figure, only $.1 million was realized through the sale of securities; the balance, $62.6 million, resulted from the exchange of the preferred and common shares of Salomon Inc owned by the Wesco group for preferred and common shares of The Travelers Group Inc. ("Travelers") late in 1997 in connection with the merger of Salomon Inc with Travelers. Although the realized gain had a material impact on Wesco's reported earnings, it had a minor impact on Wesco's shareholders' equity:

Inasmuch as $48.5 million of the after-tax gain had previously been reflected in the unrealized gain component of Wesco's shareholders' equity as of September 30, 1997, that amount was merely switched from unrealized gains to retained earnings, another component of shareholders' equity.

     Wesco's consolidated revenues include significant amounts of tax-favored dividend income from preferred and common stocks as well as substantially tax-exempt interest on state and municipal bonds. Fluctuations in the proportion of these components to total consolidated pre-tax income have resulted in tax provisions as percentages of pre-tax income of 33.4%, 22.5% and 23.3% in 1997, 1996 and 1995. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and earnings set forth in Item 6, Selected Financial Data, and in Wesco's consolidated statement of income, are not necessarily indicative of future revenues, expenses and earnings, in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. For example, the merger of Mutual Savings into Wes-FIC at the beginning of 1994 increased Wes-FIC's insurance and reinsurance capacity and asset-deployment options, enabling it to enter into the business of super-catastrophe reinsurance in 1994. Another example of a significant unusual item was Wesco's expansion of its insurance segment operations through acquisition of KBS in mid-1996. In addition to exposure to large fluctuations due to realization of securities gains and losses or the occurrence of other unusual items, Wesco's consolidated revenues, expenses and earnings from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business.

     Shareholders' equity is impacted not only to the extent the foregoing types of unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

                                   * * * * *

     Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. Wesco and its subsidiaries have been engaged in (1) assessing this "Year 2000" issue as it relates to their businesses, including their electronic and other interactions with banks, vendors, customers and others, and (2) developing and implementing solutions. Management currently anticipates that the project will be completed in a timely manner, and will not have a material adverse impact on the operations of Wesco or its subsidiaries, or on Wesco's consolidated financial results or financial condition. However, Wesco's consolidated financial results could be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules of Wesco appearing in this report:

                                                                PAGE
                    FINANCIAL STATEMENTS                      NUMBER(S)
                    --------------------                      ---------
Independent auditors' report................................     29
Consolidated balance sheet -- December 31, 1997 and 1996....     30
Consolidated statement of income and retained
  earnings -- years ended December 31, 1997, 1996 and
  1995......................................................     31
Consolidated statement of cash flows -- years ended December
  31, 1997, 1996 and 1995...................................     32
Notes to consolidated financial statements..................  33 - 41

     Listed below are financial statement schedules required by the Securities and Exchange Commission to be included in this report. The data appearing therein should be read in conjunction with the consolidated financial statements and notes of Wesco and the independent auditors' report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                              SCHEDULE      PAGE
               FINANCIAL STATEMENT SCHEDULES                   NUMBER     NUMBER(S)
               -----------------------------                  --------    ---------
Condensed financial information of registrant -- December
  31, 1997 and 1996, and years ended December 31, 1997, 1996
  and 1995..................................................    I         42 - 43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1998 annual meeting of shareholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Voting Securities and Holders Thereof," "Compensation of Directors and Executive Officers" and "Board of Director Interlocks and Insider Participation" in the 1998 Proxy Statement is incorporated herein by reference.

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

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 1997. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESCO FINANCIAL CORPORATION

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

               /s/ CHARLES T. MUNGER                 Chairman of the Board (principal  March 25, 1998
---------------------------------------------------         executive officer)
                 Charles T. Munger

                /s/ ROBERT H. BIRD                    President (principal operating   March 25, 1998
---------------------------------------------------              officer)
                  Robert H. Bird

              /s/ JEFFREY L. JACOBSON                    Vice President and Chief      March 25, 1998
---------------------------------------------------    Financial Officer (principal
                Jeffrey L. Jacobson                      financial and accounting
                                                                 officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                /s/ ROBERT H. BIRD                               Director              March 25, 1998
---------------------------------------------------
                  Robert H. Bird

              /s/ CAROLYN H. CARLBURG                            Director              March 25, 1998
---------------------------------------------------
                Carolyn H. Carlburg

                /s/ JAMES N. GAMBLE                              Director              March 25, 1998
---------------------------------------------------
                  James N. Gamble

               /s/ CHARLES T. MUNGER                             Director              March 25, 1998
---------------------------------------------------
                 Charles T. Munger

               /s/ DAVID K. ROBINSON                             Director              March 25, 1998
---------------------------------------------------
                 David K. Robinson

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
March 6, 1998

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 1997          1996
                                                              ----------    ----------
ASSETS
Cash and cash equivalents...................................  $   10,687    $   23,039
Investments:
  Securities with fixed maturities..........................     279,697       176,885
  Marketable equity securities..............................   2,224,848     1,533,009
Accounts receivable.........................................       7,148         7,940
Real estate held for sale...................................       5,240        15,831
Property and equipment......................................      13,229        13,297
Excess of cost over net assets of acquired business.........      30,121        30,903
Other assets................................................      17,142        17,501
                                                              ----------    ----------
                                                              $2,588,112    $1,818,405
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses...............  $   41,437    $   45,491
Income taxes payable, principally deferred..................     733,488       468,370
Notes payable...............................................      33,635        37,162
Other liabilities...........................................      15,260        16,367
                                                              ----------    ----------
                                                                 823,820       567,390
                                                              ----------    ----------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000
     shares;
     issued and outstanding, 7,119,807 shares...............       7,120         7,120
  Capital in excess of par value............................      23,319        23,319
  Unrealized appreciation of investments, net of taxes......   1,290,939       871,640
  Retained earnings.........................................     442,914       348,936
                                                              ----------    ----------
     Total shareholders' equity.............................   1,764,292     1,251,015
                                                              ----------    ----------
                                                              $2,588,112    $1,818,405
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1997        1996        1995
                                                          --------    --------    --------
Revenues:
  Sales and service revenues............................  $ 67,557    $ 63,654    $ 62,271
  Insurance premiums earned.............................    11,507      10,060       9,294
  Dividend and interest income..........................    36,552      33,313      30,273
  Realized gains (losses), net, on securities and
     foreclosed property................................   102,348        (152)      7,428
  Other.................................................     1,087       1,144       1,791
                                                          --------    --------    --------
                                                           219,051     108,019     111,057
                                                          --------    --------    --------
Costs and expenses:
  Cost of products and services sold....................    52,710      50,054      50,019
  Insurance losses, loss adjustment and underwriting
     expenses...........................................       860       4,264       1,501
  Selling, general and administrative expenses..........     9,393      10,849      11,142
  Interest on notes payable.............................     3,320       3,352       3,371
                                                          --------    --------    --------
                                                            66,283      68,519      66,033
                                                          --------    --------    --------
Income before income taxes..............................   152,768      39,500      45,024
Provision for income taxes..............................   (50,959)     (8,881)    (10,483)
                                                          --------    --------    --------
     Net income.........................................   101,809      30,619      34,541
Retained earnings -- beginning of year..................   348,936     325,864     298,586
Cash dividends declared and paid........................    (7,831)     (7,547)     (7,263)
                                                          --------    --------    --------
Retained earnings -- end of year........................  $442,914    $348,936    $325,864
                                                          ========    ========    ========
Amounts per capital share based on 7,119,807 shares
  outstanding throughout each year:
  Net income............................................  $  14.30    $   4.30    $   4.85
                                                          ========    ========    ========
  Cash dividends........................................  $   1.10    $   1.06    $   1.02
                                                          ========    ========    ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1997         1996        1995
                                                         ---------    --------    --------
Cash flows from operating activities:
  Net income...........................................  $ 101,809    $ 30,619    $ 34,541
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized (gains) losses, net, on securities and
       foreclosed property, before taxes...............   (102,348)        152      (7,428)
     Provision for depreciation and amortization.......      2,056       1,672       1,395
     Increase (reduction) in allowance for losses on
       real estate held for sale and other assets......     (1,800)         --       1,000
     Decrease in liabilities for losses and loss
       adjustment expenses of insurance businesses.....     (4,054)     (2,816)     (5,590)
     Deferred income taxes on realized securities
       gain............................................     38,168          --          --
     Increase (decrease) in income taxes payable
       currently.......................................      2,421       1,325      (1,114)
     Other, net........................................     (1,377)     (6,228)     (3,140)
                                                         ---------    --------    --------
          Net cash flows from operating activities.....     34,875      24,724      19,664
                                                         ---------    --------    --------
Cash flows from investing activities:
  Purchases of securities with fixed maturities........   (176,235)    (65,918)         --
  Proceeds from maturities and redemptions of
     securities with fixed maturities..................     35,215      10,521      38,181
  Proceeds from sales of securities with fixed
     maturities........................................     95,122      45,389      35,046
  Purchases of marketable equity securities............         --          --     (20,687)
  Acquisition of business, net of cash and cash
     equivalents acquired..............................         --     (77,320)         --
  Principal collections on loans.......................      1,425       5,102       3,154
  Other, net...........................................      8,604         314       4,274
                                                         ---------    --------    --------
          Net cash flows from investing activities.....    (35,869)    (81,912)     59,968
                                                         ---------    --------    --------
Cash flows from financing activities:
  Repayments of notes..................................     (3,527)       (207)       (188)
  Payment of cash dividends............................     (7,831)     (7,547)     (7,263)
                                                         ---------    --------    --------
          Net cash flows from financing activities.....    (11,358)     (7,754)     (7,451)
                                                         ---------    --------    --------
Increase (decrease) in cash and cash equivalents.......    (12,352)    (64,942)     72,181
Cash and cash equivalents -- beginning of year.........     23,039      87,981      15,800
                                                         ---------    --------    --------
Cash and cash equivalents -- end of year...............  $  10,687    $ 23,039    $ 87,981
                                                         =========    ========    ========
Supplementary disclosures:
  Interest paid during year............................  $   3,320    $  3,352    $  3,371
  Income taxes paid, net, during year..................     11,934      10,794      13,939
  Noncash investing activities --
     Fair value of investments exchanged...............    180,772          --          --
                                                         =========    ========    ========

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

     In connection with Mutual Savings' sale of approximately $81,000 principal amount of first mortgage real estate loans in 1993 (paid down to about $30,000 as of yearend 1997), Wesco agreed to indemnify the buyer with respect to at least 90% of any losses that might be sustained on the loans sold. Losses to date amount to less than $100.

     The outstanding stock of KBS was purchased for approximately $80,000. The excess of purchase cost over the fair value of the identified net assets acquired, approximately $31,300, is being amortized on a straight-line basis over 40 years. The net unamortized balance is carried as an asset on the consolidated balance sheet.

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

     All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements

     In 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards ("SFAS") required to be adopted at the end of 1997: No. 128 -- "Earnings per Share," and No. 129 -- "Disclosure of Information About Capital Structure." SFAS No. 128 requires publicly owned companies to compute and report "basic" and, if applicable, "diluted" earnings per share; because Wesco has not had any dilutive share equivalents, only the basic per-share earnings are shown in its consolidated financial statements. SFAS No. 129 relates to disclosures concerning equity and debt securities issued by the reporting entity; Wesco's only class of equity securities, capital stock, has no unusual features requiring disclosure, and its one issue of debt securities, the 8 7/8% Notes due November 1999, is discussed in Note 6.

     Two other SFASs will be adopted at the beginning of 1998: No.
130 -- "Reporting Comprehensive Income," which establishes standards for the reporting of so-called comprehensive income and its components; and No. 131
 -- "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about operating segments in interim and annual financial statements. Adoption of these standards is not expected to have a material effect on Wesco's consolidated financial statements.

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

     Realized gains and losses on sales of investments, determined on a specific identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value. Once the carrying value of an investment has been written down to reflect an other-than-temporary decline, any subsequent increase in market or fair value is credited, net of taxes, to shareholders' equity, without affecting net income until realized.

     Investments in marketable equity securities and securities with fixed maturities at December 31, 1997 and 1996 were deemed to be available-for-sale and, accordingly, carried at quoted market or estimated fair value, with the net unrealized gain shown as a separate component of shareholders' equity. Because market quotations are subject to fluctuation, gains or losses ultimately realized upon sale of the investments, less taxes, could differ very significantly from recorded unrealized appreciation, which constituted 73% and 70% of Wesco's shareholders' equity at December 31, 1997 and 1996.

     Following is a summary of securities with fixed maturities:

                                                    DECEMBER 31, 1997            DECEMBER 31, 1996
                                                --------------------------   --------------------------
                                                            ESTIMATED FAIR               ESTIMATED FAIR
                                                AMORTIZED     (CARRYING)     AMORTIZED     (CARRYING)
                                                  COST          VALUE          COST          VALUE
                                                ---------   --------------   ---------   --------------
Mortgage-backed securities....................  $  4,861       $  4,896      $ 13,236       $ 13,308
Preferred stocks --
  Salomon Inc, 9%.............................        --             --        60,000         66,000
  The Travelers Group Inc., 9%................    90,000         96,000            --             --
  US Airways Group, Inc., 9.25%...............     3,000*        19,200         3,000*        10,800
State and municipal bonds.....................    12,145         12,240        21,114         21,172
Obligations of U.S. Government and its
  agencies....................................   131,392        147,361        65,421         65,605
                                                --------       --------      --------       --------
                                                $241,398       $279,697      $162,771       $176,885
                                                ========       ========      ========       ========

---------------
* Net of writedown (see below).

     At 1997 year end, the estimated fair values of securities with fixed maturities contained $38,349 of unrealized gains and $50 of unrealized losses, compared with $14,375 of unrealized gains and $261 of unrealized losses at 1996 yearend.

            Dollar amounts in thousands except for amounts per share

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

     The Travelers Group Inc. ("Travelers") preferred stock (and common stock) was received by the Wesco group late in 1997 in exchange for its remaining preferred (and common) shares of Salomon Inc ("Salomon") upon merger of Salomon with Travelers. The Salomon preferred stock had been purchased in 1987. Of the Wesco group's original investment at par of $100,000, $20,000 was redeemed by the issuer on October 31, 1995, $20,000 was converted to common stock by Wesco in October 1996 and $20,000 was converted in October 1997. The remaining $40,000 of Salomon preferred was exchanged for $40,000 par value of essentially identical Travelers preferred, which must be redeemed in $20,000 installments on October 31, 1998 and 1999 to the extent the installments are still outstanding. Wesco's holding of Travelers preferred was recorded at $90,000 (and its investment in common stock was recorded at $90,771), estimated fair values as of the date of the merger, as required under generally accepted accounting principles. The excess of total fair value of the Travelers securities over the combined carrying values of the Salomon preferred and common shares surrendered represented a realized securities gain of $100,772 before taxes ($62,604, or $8.79 per Wesco share, after taxes) on the accompanying consolidated income statement; however, no gain or loss is recognized on the tax return until Travelers securities are sold. Although the gain had a material impact on Wesco's reported earnings, most of the gain had already been reflected in shareholders' equity as unrealized appreciation, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings.

     The Wesco group's investment in preferred stock of US Airways Group, Inc. ("US Air") was made in 1989 at par, $12,000. If not called or converted prior to August 7, 1999, the stock is redeemable by US Air at par plus accrued dividends. At yearend 1994, because US Air had incurred significant losses for several years and had suspended payment of dividends, Berkshire and Wesco managements concluded that an other-than-temporary decline in the value of the stock had occurred. Accordingly, Wesco's 1994 consolidated statement of income included a charge of $9,000, or $5,850 after income taxes, reducing the carrying value of the investment to estimated fair value of $3,000. US Air managed to pay all dividend arrearages, plus interest, in the second half of 1996 and first quarter of 1997. Consequently, at yearend 1996, Berkshire and Wesco managements estimated the fair value of Wesco's investment to be $10,800. Following US Air's subsequent return to profitability, the trading price of its common stock appreciated significantly, and as of 1997 yearend Berkshire and Wesco managements estimated that the fair value of Wesco's investment was $19,200. The increases in estimated fair value of Wesco's investment over the $3,000 adjusted cost ($7,800 at yearend 1996 and an additional $8,400 at yearend 1997) have been added back to the carrying value of the investment and are included, net of taxes, in unrealized appreciation of investments, a separate component of shareholders' equity, on the consolidated balance sheet, without effect on the consolidated statement of income.

     US Air has called its preferred stock owned by Wesco and Berkshire for redemption on March 15, 1998. Wesco intends to convert its preferred stock investment to 309,718 shares of US Air common stock prior to the repurchase date.

            Dollar amounts in thousands except for amounts per share

     Investments in state and municipal bonds, obligations of the U.S. Government and its agencies and mortgage-backed securities as of 1997 yearend are expected to mature as follows:

                                                              AMORTIZED     MARKET
                                                                COST        VALUE
                                                              ---------    --------
In one year or less.........................................  $ 11,023     $ 11,036
After one year through five years...........................    21,475       21,701
After five years through ten years..........................       160          168
After ten years.............................................   110,879      126,696
                                                              --------     --------
                                                               143,537      159,601
Mortgage-backed securities..................................     4,861        4,896
                                                              --------     --------
                                                              $148,398     $164,497
                                                              ========     ========

     Following is a summary of marketable equity securities (all common stocks):

                                                    DECEMBER 31, 1997       DECEMBER 31, 1996
                                                  ---------------------   ---------------------
                                                               QUOTED                  QUOTED
                                                               MARKET                  MARKET
                                     NUMBER OF               (CARRYING)              (CARRYING)
                                       SHARES       COST       VALUE        COST       VALUE
                                     ----------   --------   ----------   --------   ----------
Freddie Mac........................  28,800,000   $ 71,729   $1,207,814   $ 71,729   $  794,700
The Coca-Cola Company..............   7,205,600     40,761      480,527     40,761      379,195
The Gillette Company...............   3,200,000     40,000      321,402     40,000      248,800
Wells Fargo & Company..............     169,340     11,351       57,480     11,351       45,679
American Express Company...........     647,700     20,687       57,807     20,687       36,595
Salomon Inc........................          --         --           --     20,000       24,803
The Travelers Group Inc............   1,784,204     90,771       96,124         --           --
Other..............................                  2,914        3,694      2,914        3,237
                                                  --------   ----------   --------   ----------
                                                  $278,213   $2,224,848   $207,442   $1,533,009
                                                  ========   ==========   ========   ==========

     The market values of marketable equity securities contained no unrealized losses at 1997 or 1996 yearends. During 1997 and 1996, unrealized appreciation of investments increased $645,392 and $416,257, respectively, with corresponding increases in deferred income tax liabilities of $226,093 and $145,943.

NOTE 3. REAL ESTATE HELD FOR SALE

     Real estate held for sale represents property owned by MS Property and acquired through foreclosure by Mutual Savings or itself. It is stated on the accompanying consolidated balance sheet at cost, less valuation allowances. The principal property consists of the minor residue of a 22-acre parcel of largely oceanfront land near Santa Barbara, California, where a luxury development consisting of 20 town houses and 12 residential lots has been in process of construction and sale for a number of years. During 1997, four town houses and three lots were sold; the four remaining lots at 1997 yearend were in escrow, with sales expected to be completed in 1998. The net book value of the project decreased to $4,367 at 1997 yearend from $9,708 one year earlier; these carrying values reflect allowances for possible losses of approximately $600 and $2,000 as of those dates, resulting from writedowns to estimated net realizable values taken prior to 1996.

            Dollar amounts in thousands except for amounts per share

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

     Insurance premiums are recognized as earned revenues pro rata over the term of each contract on all forms of insurance except for catastrophic excess-of-loss reinsurance contracts. Premiums on this type of reinsurance contract are not recognized as earned until the earlier of a loss occurrence or contract expiration. Unearned insurance premiums of $7,432 and $8,505 at December 31, 1997 and 1996 are included in other liabilities on the consolidated balance sheet.

     Liabilities for unpaid losses and loss adjustment expenses are established at the aggregate of estimated ultimate payment amounts, which are determined from (1) individual case amounts, (2) incurred but not reported losses, based on past experience, and (3) reports from ceding insurers.

     Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts. Losses and loss adjustment expenses recoverable at 1997 and 1996 yearends under reinsurance contracts are included in accounts receivable on the consolidated balance sheet.

     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                               1997       1996       1995
                                                              -------    -------    -------
Balance at beginning of year................................  $45,491    $34,195    $39,785
Less ceded liabilities......................................     (840)        --         --
                                                              -------    -------    -------
Balance at beginning of year................................   44,651     34,195     39,785
                                                              -------    -------    -------
Liabilities of KBS at date of acquisition...................       --     12,639         --
                                                              -------    -------    -------
Incurred losses recorded during year --
  For current year..........................................    6,563        984          1
  For all prior years*......................................   (7,453)      (194)    (1,014)
                                                              -------    -------    -------
  Total incurred losses.....................................     (890)       790     (1,013)
                                                              -------    -------    -------
Payments made during year --
  For current year..........................................    1,579      1,224         --
  For all prior years.......................................    2,085      1,749      4,577
                                                              -------    -------    -------
  Total payments............................................    3,664      2,973      4,577
                                                              -------    -------    -------
Plus ceded liabilities at end of year.......................    1,340        840         --
                                                              -------    -------    -------
Balance at end of year......................................  $41,437    $45,491    $34,195
                                                              =======    =======    =======

---------------
* Includes adjustments of estimated losses provided for in prior years.

            Dollar amounts in thousands except for amounts per share

NOTE 5. INCOME TAXES

     Following is a breakdown of income taxes payable at 1997 and 1996 yearends:

                                                                1997        1996
                                                              --------    --------
Deferred tax liabilities, relating to --
  Appreciation of investments, principally unrealized.......  $729,012    $464,752
  Other items...............................................     8,180      12,400
                                                              --------    --------
                                                               737,192     477,152
Deferred tax assets.........................................    (5,380)     (8,037)
                                                              --------    --------
     Net deferred tax liabilities...........................   731,812     469,115
Taxes currently payable (recoverable).......................     1,676        (745)
                                                              --------    --------
Income taxes payable........................................  $733,488    $468,370
                                                              ========    ========

     Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax-return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under generally accepted accounting principles, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes was not reflected in that statement; see Note 2 for explanation of the accounting for unrealized appreciation of investments, the taxes on which are subject to this rate-change rule. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

     The consolidated statement of income contains a provision for income taxes, as follows:

                                                               1997       1996       1995
                                                              -------    -------    -------
Federal.....................................................  $45,781    $ 8,578    $ 9,917
State.......................................................    5,178        303        566
                                                              -------    -------    -------
     Provision for income taxes.............................  $50,959    $ 8,881    $10,483
                                                              =======    =======    =======
Current.....................................................  $13,021    $11,028    $13,046
Deferred provision (benefit)................................   37,938     (2,147)    (2,563)
                                                              -------    -------    -------
     Provision for income taxes.............................  $50,959    $ 8,881    $10,483
                                                              =======    =======    =======

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

                                                              1997    1996     1995
                                                              ----    -----    -----
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
Increase (decrease) resulting from:
  Exclusion from taxable income of a significant portion of
     dividend income........................................  (3.8)   (14.4)   (13.7)
  Exclusion from taxable income of a significant portion of
     interest income on state and municipal bonds...........  (0.2)    (0.6)    (0.6)
  State income taxes, less federal tax benefit..............   2.2      0.5      0.8
  Other differences, net....................................   0.2      2.0      1.8
                                                              ----    -----    -----
Effective income tax provision rate.........................  33.4%    22.5%    23.3%
                                                              ====    =====    =====

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

NOTE 6. NOTES PAYABLE

     Following is a list of notes payable, at year end:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Notes due November 1999, bearing interest at 8 7/8% payable
  semiannually..............................................    $30,000         $30,000
Note payable, collateralized by land, buildings and
  assignment of leases, due in monthly installments through
  February 2007 of $45 including interest at 9 1/4%, prepaid
  in full in 1997...........................................         --           3,527
Industrial revenue bonds due December 2014, bearing interest
  at 7 3/4% payable semiannually............................      2,600           2,600
Note payable, due January 2002, bearing interest, payable
  monthly, at 10% through 1998 and 7 5/8% thereafter........      1,035           1,035
                                                                -------         -------
                                                                $33,635         $37,162
                                                                =======         =======

     Notes payable at 1997 yearend mature as follows: 1999, $30,000; 2002, $1,035; and 2014, $2,600.

     The 8 7/8% notes are not convertible. The indenture contains covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1997 and December 31, 1996 were approximately $35,300 and $39,100. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

NOTE 7. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1997 and 1996 follows:

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1997            1997           1997        1997
                                            ------------    -------------    --------    ---------
Total revenues............................    $129,778         $30,133       $29,084      $30,056
                                              ========         =======       =======      =======
Net income excluding securities gains.....    $ 11,347         $ 9,246       $ 8,736      $ 9,783
  Per capital share.......................        1.59            1.30          1.23         1.37
Realized securities gains (losses), net of
  income tax effect.......................      62,555             142            --           --
  Per capital share.......................        8.79             .02            --           --
                                              --------         -------       -------      -------
Net income................................    $ 73,902         $ 9,388       $ 8,736      $ 9,783
  Per capital share.......................       10.38            1.32          1.23         1.37
                                              ========         =======       =======      =======

            Dollar amounts in thousands except for amounts per share

                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1996            1996           1996        1996
                                            ------------    -------------    --------    ---------
Total revenues............................    $ 26,836         $26,999       $24,734      $29,450
                                              ========         =======       =======      =======
Net income excluding securities gains.....    $  7,673         $ 7,918       $ 6,573      $ 8,570
  Per capital share.......................        1.08            1.12           .92         1.20
Realized securities gains (losses), net of
  income tax effect.......................          --            (115)           --           --
  Per capital share.......................          --            (.02)           --           --
                                              --------         -------       -------      -------
Net income................................    $  7,673         $ 7,803       $ 6,573      $ 8,570
  Per capital share.......................       1 .08            1.10           .92         1.20
                                              ========         =======       =======      =======

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

                                                                1997       1996       1995
                                                              --------   --------   --------
Revenue:
  Insurance.................................................  $ 95,729   $ 39,714   $ 39,241
  Industrial................................................    67,693     63,762     62,382
  Not identified with a business segment....................    55,629      4,543      9,434
                                                              --------   --------   --------
                                                              $219,051   $108,019   $111,057
                                                              ========   ========   ========
Operating profit before taxes:
  Insurance.................................................  $ 94,161   $ 34,972   $ 37,632
  Industrial................................................     6,243      5,278      4,005
  Interest expense on notes payable.........................    (3,320)    (3,352)    (3,371)
  Not identified with a business segment....................    55,684      2,602      6,758
                                                              --------   --------   --------
                                                              $152,768   $ 39,500   $ 45,024
                                                              ========   ========   ========

The above revenue and pre-tax operating profit data include realized gains and losses on securities and foreclosed property -- notably the gain recognized for financial statement purposes on conversion of Salomon preferred and common stock to preferred and common stock of Travelers in 1997, explained in Note 2 -- as summarized below:

                                                            1997         1996         1995
                                                         ----------   ----------   ----------
  Insurance............................................  $   50,528   $     (177)  $    3,730
  Not identified with a business segment...............      51,820           25        3,698
                                                         ----------   ----------   ----------
                                                         $  102,348   $     (152)  $    7,428
                                                         ==========   ==========   ==========

            Dollar amounts in thousands except for amounts per share

     Additional business segment data follow:

Capital expenditures:
  Insurance............................................  $       68   $       19           --
  Industrial...........................................         614          452   $      275
  Not identified with a business segment...............         495           --          697
                                                         ----------   ----------   ----------
                                                         $    1,177   $      471   $      972
                                                         ==========   ==========   ==========
Depreciation and amortization of tangible assets other
  than investments:
  Insurance............................................  $       36   $       15           --
  Industrial...........................................         849          879   $      929
  Not identified with a business segment...............         388          353          360
                                                         ----------   ----------   ----------
                                                         $    1,273   $    1,247   $    1,289
                                                         ==========   ==========   ==========
Identifiable assets at yearend:
  Insurance............................................  $2,440,141   $1,710,475   $1,259,279
  Industrial...........................................      23,084       22,001       20,062
  Not identified with a business segment...............     124,887       85,929       86,386
                                                         ----------   ----------   ----------
                                                         $2,588,112   $1,818,405   $1,365,727
                                                         ==========   ==========   ==========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $       13    $       17
Marketable equity securities................................      48,062        12,401
Convertible preferred stocks................................      48,000        33,000
Investment in subsidiaries, at cost plus equity in
  subsidiaries'
  undistributed earnings and unrealized appreciation:
  Wes-FIC and KBS...........................................   1,684,978     1,201,182
  Precision Steel...........................................      46,735        41,203
  MS Property...............................................      13,080        24,248
Other assets................................................         693           852
                                                              ----------    ----------
                                                              $1,841,561    $1,312,903
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Intercompany advances.......................................  $   22,672    $   28,657
Income taxes payable, principally deferred..................      23,095         1,727
Notes payable...............................................      31,035        31,035
Other liabilities...........................................         467           469
                                                              ----------    ----------
          Total liabilities.................................      77,269        61,888
                                                              ----------    ----------
Shareholders' equity (see consolidated balance sheet).......   1,764,292     1,251,015
                                                              ----------    ----------
                                                              $1,841,561    $1,312,903
                                                              ==========    ==========

                   STATEMENT OF INCOME AND RETAINED EARNINGS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1997        1996        1995
                                                          --------    --------    --------
Revenues:
  Dividend income.......................................  $  2,692    $  3,375    $  4,704
  Realized securities gains.............................    50,386          --       2,339
  Other.................................................       118         197         768
                                                          --------    --------    --------
                                                            53,196       3,572       7,811
                                                          --------    --------    --------
Expenses:
  Interest on notes payable.............................     3,104       3,320       4,165
  General and administrative............................       414         366         348
                                                          --------    --------    --------
                                                             3,518       3,686       4,513
                                                          --------    --------    --------
Income (loss) before items shown below..................    49,678        (114)      3,298
Income tax (provision) benefit..........................   (19,654)        760        (222)
Equity in undistributed earnings of subsidiaries........    71,785      29,973      31,465
                                                          --------    --------    --------
     Net income.........................................   101,809      30,619      34,541
Retained earnings -- beginning of year..................   348,936     325,864     298,586
Cash dividends declared and paid........................    (7,831)     (7,547)     (7,263)
                                                          --------    --------    --------
Retained earnings -- end of year........................  $442,914    $348,936    $325,864
                                                          ========    ========    ========

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1997        1996        1995
                                                          --------    --------    ---------
Cash flows from operating activities:
  Net income............................................  $101,809    $ 30,619    $  34,541
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized securities gains..........................   (50,386)         --       (2,339)
     Deferred income taxes on realized securities
       gains............................................    20,532          --           --
     Increase (decrease) in income taxes payable
       currently........................................       836      (1,196)         (19)
     Equity in undistributed earnings of subsidiaries...   (59,034)    (29,973)     (31,465)
     Other, net.........................................        55         163         (373)
                                                          --------    --------    ---------
          Net cash flows from operating activities......    13,812        (387)         345
                                                          --------    --------    ---------
Cash flows from investing activities:
  Proceeds from sales and redemptions of securities with
     fixed maturities...................................        --          --       20,339
  Principal collections on loans........................        --       4,000           --
  Other, net............................................        --          --          411
                                                          --------    --------    ---------
          Net cash flows from investing activities......        --       4,000       20,750
                                                          --------    --------    ---------
Cash flows from financing activities:
  Advances from (repayments to) subsidiaries, net.......    (5,985)      3,883      (13,861)
  Payment of cash dividends.............................    (7,831)     (7,547)      (7,263)
  Other, net............................................        --          --           75
                                                          --------    --------    ---------
          Net cash flows from financing activities......   (13,816)     (3,664)     (21,049)
                                                          --------    --------    ---------
Increase (decrease) in cash and cash equivalents........        (4)        (51)          46
Cash and cash equivalents -- beginning of year..........        17          68           22
                                                          --------    --------    ---------
Cash and cash equivalents -- end of year................  $     13    $     17    $      68
                                                          ========    ========    =========

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION

                         COMMISSION FILE NUMBER 1-4720

                             EXHIBITS TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                         INCORPORATED
        DESCRIPTION                                             FILED    BY REFERENCE
        -----------                                             -----    ------------
3a.     Articles of Incorporation and By-Laws of Wesco
        Financial Corporation (incorporated by reference
        to Exhibit 3a to Annual Report on Form 10-K of
        Wesco Financial Corporation for the year ended
        December 31, 1994).                                              X

4.1     Form of Indenture dated October 2, 1989
        (incorporated by reference to Exhibit 4.1 to
        report on Form 8-K of Wesco Financial Corporation
        dated October 31, 1989, File No. 33-31290                        X

4.2     Form of Supplemental Indenture dated October 15,
        1989 (incorporated by reference to Exhibit 4.1 to
        report on Form 8-K of Wesco Financial Corporation
        dated October 31, 1989, File No. 33-31290                        X

22.     List of Subsidiaries                                    X

27.     Financial Data Schedule                                 X