Form 10-Q
period 1998-03-31
WESCO FINANCIAL CORP
filed 1998-05-15
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 1998

         or

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

/ /      For the transition period from              to

Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

         DELAWARE                                     95-2109453
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
                    (Address of Principal Executives Offices)

                                   (Zip Code)

                                  626/585-6700
              (Registrant's Telephone Number, Including Area Code)

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

Yes          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of April 30, 1998

                          PART I. FINANCIAL INFORMATION

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

                                         WESCO  FINANCIAL CORPORATION



Date:   May 14, 1998                      By:
       --------------                        ----------------------------------
                                               Jeffrey L. Jacobson
                                               Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1998


                                      INDEX

                                                                        Page(s)


Condensed consolidated statement of income and
     retained earnings -- three-month periods
     ended March 31, 1998 and March 31, 1997.............................. 4

Condensed consolidated balance sheet --
     March 31, 1998 and December 31, 1997................................. 5

Condensed consolidated statement of cash flows --
     three-month periods ended
     March 31, 1998
     and March 31, 1997................................................... 6

Notes to condensed consolidated financial
     statements........................................................... 7-8

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                        ---------------------------
                                                                        March 31,         March 31,
                                                                          1998               1997
                                                                        ---------          ---------
Revenues:
    Sales and service revenues ................................         $  18,017          $  17,524
    Insurance premiums earned .................................             3,444              2,305
    Dividend and interest income ..............................             9,443              9,929
    Other .....................................................               226                298
                                                                        ---------          ---------
                                                                           31,130             30,056
                                                                        ---------          ---------

Costs and expenses:
    Cost of products and services sold ........................            14,274             13,751
    Insurance losses, loss adjustment and underwriting expenses             1,955                203
    Selling, general and administrative expenses ..............             2,761              2,768
    Interest on notes payable .................................               754                835
                                                                        ---------          ---------
                                                                           19,744             17,557
                                                                        ---------          ---------
Income before income taxes ....................................            11,386             12,499
Provision for income taxes ....................................            (2,519)            (2,716)
                                                                        ---------          ---------
    Net income ................................................             8,867              9,783

Retained earnings -- beginning of period ......................           442,914            348,936
Cash dividends declared and paid ..............................            (2,029)            (1,958)
                                                                        ---------          ---------
Retained earnings -- end of period ............................         $ 449,752          $ 356,761
                                                                        =========          =========

Amounts per capital share based on 7,119,807 shares
    outstanding throughout each period:
        Net income ............................................         $    1.24          $    1.37

        Cash dividends ........................................         $    .285          $    .275
                                                                        =========          =========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                     March 31,        Dec. 31,
                                                                       1998             1997
                                                                   -----------        ----------

                         ASSETS
Cash and cash equivalents ................................         $   14,647         $   10,687
Investments:
   Securities with fixed maturities ......................            276,519            279,697
   Marketable equity securities ..........................          2,552,779          2,224,848
Excess of cost over net assets of acquired business ......             29,925             30,121
Other assets .............................................             41,053             42,759
                                                                   ----------         ----------

                                                                   $2,914,923         $2,588,112
                                                                   ==========         ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ............         $   40,358         $   41,437
Income taxes payable, principally deferred ...............            847,144            733,488
Notes payable ............................................             33,635             33,635
Other liabilities ........................................             16,273             15,260
                                                                   ----------         ----------

   Total liabilities .....................................            937,410            823,820
                                                                   ----------         ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .......             30,439             30,439
  Unrealized appreciation of investments, net of taxes ...          1,497,322          1,290,939
  Retained earnings ......................................            449,752            442,914
                                                                   ----------         ----------

   Total shareholders' equity ............................          1,977,513          1,764,292
                                                                   ----------         ----------

                                                                   $2,914,923         $2,588,112
                                                                   ==========         ==========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                 ---------------------------
                                                                 March 31,         March 31,
                                                                  1998              1997
                                                                 --------          --------
Net cash flows from operating activities ...............         $  7,583          $ 11,220
                                                                 --------          --------

Cash flows from investing activities:
  Proceeds from maturities and redemptions of securities
      with fixed maturities ............................            4,525             7,326
   Purchases of securities with fixed maturities .......           (8,982)           (6,957)
   Other, net ..........................................            2,863             2,018
                                                                 --------          --------

Net cash flows from investing activities ...............           (1,594)            2,387
                                                                 --------          --------

Cash flows from financing activities:

  Payment of cash dividends ............................           (2,029)           (1,958)
  Other, net ...........................................               --               (55)
                                                                 --------          --------

Net cash flows from financing activities ...............           (2,029)           (2,013)
                                                                 --------          --------


Increase in cash and cash equivalents ..................            3,960            11,594

Cash and cash equivalents -- beginning of period .......           10,687            23,039
                                                                 --------          --------

Cash and cash equivalents -- end of period .............         $ 14,647          $ 34,633
                                                                 ========          ========


Supplementary information:
   Interest paid during period .........................         $     88          $    169
   Income taxes paid, net, during period ...............              898             2,077
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

NOTE 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 33 through 41 of its 1997 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

NOTE 3

Effective as of the beginning of 1998, the Financial Accounting Standards Board requires the reporting of comprehensive income, which comprises net income and all other changes in net worth (other than additional investments by, or distributions to, shareholders). Wesco's only type of comprehensive income other than net income is the net change in a separate component of shareholders' equity that reflects the unrealized appreciation of the consolidated group's investments, less deemed applicable income taxes.

The following table sets forth the components of Wesco's consolidated comprehensive income for the three-month periods ended March 31, 1988 and 1997.

                                                                   Three Months Ended
                                                                ---------------------------
                                                                March 31,         March 31,
                                                                  1998               1997
                                                                --------          ---------
Net income ...........................................         $   8,867          $   9,783
Other comprehensive income --
    Increase in unrealized appreciation of investments           318,417              1,458
    Related income taxes .............................          (112,034)              (525)
                                                               ---------          ---------
Comprehensive income .................................         $ 215,250          $  10,716
                                                               =========          =========

NOTE 4

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                                            March 31, 1998                    December 31, 1997
                                                       --------------------------       ---------------------------
                                                                  Quoted Market                     Quoted Market
                                                                     (Carrying)                        (Carrying)
                                                           Cost           Value             Cost            Value
                                                           ----           -----             ----            -----
Freddie Mac ......................................    $   71,729       $1,366,200       $   71,729       $1,207,814
The Coca-Cola Company ............................        40,761          557,983           40,761          480,527
The Gillette Company .............................        40,000          379,800           40,000          321,402
American Express Company .........................        20,687           59,467           20,687           57,807
Wells Fargo & Company ............................        11,351           56,094           11,351           57,480
The Travelers Group Inc. .........................        90,771          107,052           90,771           96,124
US Airways Group, Inc. ...........................         3,000           22,958               --               --
Other ............................................         2,914            3,225            2,914            3,694
                                                      ----------       ----------       ----------       ----------
                                                      $  281,213       $2,552,779       $  278,213       $2,224,848
                                                      ==========       ==========       ==========       ==========

                           WESCO FINANCIAL CORPORATION

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 20 through 25 of its 1997 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

         Wesco's shareholders' equity at March 31, 1998 was approximately $2.0 billion or $277.74 per share, up $.2 billion or $29.94 per share for the first quarter of 1998. This increase was due principally to unrealized appreciation in market value of investments, which, under accounting convention, is credited directly to shareholders' equity without being reflected in net income. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 76% of shareholders' equity at March 31, 1998, compared to 73% at December 31, 1997.

         Even if market prices of all Wesco group investments dropped suddenly to original cost, the group would still be clearly viable.


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars (there were no realized securities gains or losses or other nonoperating or unusual items):

                                             Three Months Ended
                                            -------------------
                                            March 31,   March 31,
                                              1998         1997
                                            ------       ------
Net income from identified segments:
   Insurance segment ................       $7,918       $8,715
   Industrial segment ...............          856          969
Net income other than from identified
   business segments ................           93           99
                                            ------       ------

     Net income -- consolidated .....       $8,867       $9,783
                                            ======       ======

Insurance Segment

         The insurance segment comprises Wesco Financial Insurance Company ("Wes-FIC" ) and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of segment operations, which were all "normal" net operating income in that they represented the combination of underwriting results with dividend and interest income (in thousands):

                                                            Three Months Ended
                                                        -------------------------
                                                        March 31,        March 31,
                                                         1998              1997
                                                       --------          --------

Premiums written ..............................        $  8,286          $  4,114
                                                       ========          ========

Premiums earned ...............................        $  3,444          $  2,305
                                                       ========          ========

Underwriting gain .............................        $  1,293          $  1,888
Dividend and interest income...................           8,795             9,177
                                                       --------          --------
Income before income taxes ....................          10,088            11,065
Income tax provision ..........................          (2,170)           (2,350)
                                                       --------          --------

Insurance segment net income ..................        $  7,918          $  8,715
                                                       ========          ========


         Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

        Premiums written for the first quarter of 1998 included $6.5 million attributable to KBS and $1.8 million attributable to Wes-FIC. Premiums written for the first quarter of 1997 included $2.5 million attributable to KBS and $1.6 million attributable to Wes-FIC. KBS' $4.0 million increase in premiums written was attributable to a restructuring of its reinsurance program effective January 1,1998, whereby it canceled all reinsurance contracts in effect at that date and entered into new contracts with other reinsurers covering a lower proportion of the risks underwritten than previously. As a result of the reinsurance restructuring, KBS (1) in 1998 received and credited to premiums written $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years, and (2) reduced premiums ceded to reinsurers to about 5% of gross premiums in 1998, compared to about 42% in 1997. Excluding the effects of reinsurance transactions, premiums written by KBS for the first quarter of 1998 actually decreased about 3% from last year's comparable figure mainly as a result of the continued consolidation of midwestern banks and the continuation of extremely competitive market conditions.

             Premiums earned in the first quarters of 1998 and 1997 were attributable to KBS, and the increase in 1998 was due mainly to KBS' restructuring of its reinsurance program, discussed above.

        The underwriting gains reported for the quarters ended March 31, 1998 and 1997 were attributable to the profitable underwriting results of KBS, and are net of goodwill amortization of $.2 million for each quarter. The decrease in underwriting gain for the first quarter of 1998 from the comparable 1997 figure resulted mainly

                                       -10
from the return by KBS of approximately $.6 million of ceding commissions to the reinsurers in connection with the restructuring of its reinsurance program, and an increase in losses incurred by KBS in the current quarter.

        Dividend and interest income earned by the insurance segment decreased in the first quarter of 1998 from the comparable figure for the first quarter of 1997 due principally to two factors: (1) the 1997 figure included approximately $1.3 million of the balance of dividend arrearages owed Wes-FIC by US Airways Group, Inc. on its preferred stock, versus no comparable figure for the current quarter; and (2) in the fourth quarter of 1997 $10 million par value of preferred stock of Salomon Inc was converted to lower yielding common stock.

        The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income. These fluctuations have been caused mainly by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.


Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries ( in thousands):

                                                          Three Months Ended
                                                     ----------------------------
                                                     March 31,         March 31,
                                                      1998                1997
                                                     --------          --------
Revenues, principally sales
   and services ............................         $ 18,043          $ 17,556
                                                     ========          ========

Income before income taxes .................         $  1,398          $  1,607
Income tax provision .......................             (542)             (638)
                                                     --------          --------

Industrial segment net income ..............         $    856          $    969
                                                     ========          ========


         Revenues of Precision Steel's businesses for the first quarter of 1998 increased $.5 million, or approximately 3 percent, over those reported for the first quarter of 1997. Pounds of steel products sold increased about 10 percent. Precision Steel's management attributes these increases generally to improvement in the industrial sector of the economy. The much lower relative increase in revenues than in pounds of steel sold is attributed to an increase in the proportion of sales of lower-priced products.

          Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 79.2% for the first quarter of 1998, versus 78.5% for the first quarter of 1997. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Other Than Identified Business Segments

         In the absence of nonoperating or unusual items such as securities gains or losses, net income other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by a savings and loan subsidiary and (2) interest and other corporate expenses -- plus or minus income taxes related to such "normal" nonsegment items. "Normal" net income other than from identified business segments typically fluctuates from period to period, although the change from the first quarter of 1997 to the first quarter of 1998 was minor.

                                    * * * * *

         Realized gains and losses -- which impact net income when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate, sometimes significantly, from period to period. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at March 31, 1998 contained $1.5 billion, or $210.30 per share, of unrealized appreciation of investments, net of taxes -- about 76% of shareholders' equity, compared to 73% at December 31, 1997.)

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 22.1% and 21.7% for the quarters ended March 31, 1998 and March 31, 1997.

             Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual items. In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business.

             Shareholders' equity is impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in net income.