Form 10-Q
period 1998-06-30
WESCO FINANCIAL CORP
filed 1998-08-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1998  or

        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]     For the transition period from_______________ to _______________

Commission file number 1-4720


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

                                  626/585-6700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes  [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 7,119,807 as of August 9, 1998

                          PART I. FINANCIAL INFORMATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            See pages 9 through 13.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

            Following is a table in which is shown the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco Financial Corporation ("Wesco") held May 27, 1998, at which meeting Wesco's shareholders reelected all of Wesco's
            Directors:

                                                  Favorable               Votes
                      Name                           Votes              Withheld
                      ----                           -----              --------
            Charles T. Munger                     6,923,643             15,894
            Robert H. Bird                        6,923,643             15,894
            Carolyn H. Carlburg                   6,925,183             14,354
            William T. Caspers                    6,923,543             15,994
            James N. Gamble                       6,922,973             16,564
            Elizabeth Caspers Peters              6,923,473             16,064
            David K. Robinson                     6,923,396             16,141

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


                                       WESCO FINANCIAL CORPORATION




Date:     August 14, 1998              By:   /s/ Jeffrey L. Jacobson
       ---------------------------         ------------------------------------
                                           Jeffrey L. Jacobson
                                           Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)


                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1998



                                      INDEX

                                                                                 Pages
                                                                                 -----
Condensed consolidated statement of income and
      retained earnings -- six- and three-month periods
      ended June 30, 1998 and June 30, 1997...................................      4

Condensed consolidated balance sheet --
      June 30, 1998 and December 31, 1997.....................................      5

Condensed consolidated statement of cash flows -- six-month periods
      ended June 30, 1998 and June 30, 1997...................................      6

Notes to condensed consolidated financial
      statements..............................................................    7-8

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


                                                                         Three Months Ended           Six Months Ended
 ...................................................................    June 30,      June 30,      June 30,      June 30,
 ...................................................................      1998          1997          1998          1997
                                                                       ---------     ---------     ---------     ---------
Revenues:
     Sales and service revenues ...................................    $  17,031     $  16,975     $  35,048     $  34,499
     Insurance premiums earned ....................................        3,871         3,161         7,315         5,466
     Dividend and interest income .................................       10,805         8,676        20,248        18,605
     Realized gains on securities and
        foreclosed properties .....................................       58,108            --        58,108            --
     Other ........................................................          263           272           489           570
                                                                       ---------     ---------     ---------     ---------
 ...................................................................       90,078        29,084       121,208        59,140
                                                                       ---------     ---------     ---------     ---------
Costs and expenses:
     Cost of products and services sold ...........................       13,516        13,302        27,790        27,053
     Insurance losses, loss adjustment and underwriting expenses...        2,314           860         4,269         1,063
     Selling, general and administrative expenses .................        2,823         2,702         5,584         5,470
     Interest on notes payable ....................................          754           837         1,508         1,672
                                                                       ---------     ---------     ---------     ---------
 ...................................................................       19,407        17,701        39,151        35,258
                                                                       ---------     ---------     ---------     ---------

Income before income taxes ........................................       70,671        11,383        82,057        23,882
Provision for income taxes ........................................      (23,345)       (2,647)      (25,864)       (5,363)
                                                                       ---------     ---------     ---------     ---------

     Net income ...................................................       47,326         8,736        56,193        18,519

Retained earnings -- beginning of period ..........................      449,752       356,761       442,914       348,936
Cash dividends declared and paid ..................................       (2,029)       (1,957)       (4,058)       (3,915)
                                                                       ---------     ---------     ---------     ---------

Retained earnings -- end of period ................................    $ 495,049     $ 363,540     $ 495,049     $ 363,540
                                                                       =========     =========     =========     =========

Amounts per capital share based on 7,119,807 shares
     outstanding throughout each period:
        Net income ................................................    $    6.65     $    1.23     $    7.89     $    2.60
                                                                       =========     =========     =========     =========
        Cash dividends ............................................    $    .285     $    .275     $    .570     $    .550
                                                                       =========     =========     =========     =========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                              June 30,     Dec. 31,
                                                                1998          1997
                                                             ----------    ----------
                                     ASSETS

Cash and cash equivalents ...............................    $  293,985    $   10,687
Investments:
   Securities with fixed maturities .....................       137,534       279,697
   Marketable equity securities .........................     2,471,641     2,224,848
Excess of cost over net assets of acquired business .....        29,730        30,121
Other assets ............................................        41,767        42,759
                                                             ----------    ----------

                                                             $2,974,657    $2,588,112
                                                             ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Insurance losses and loss adjustment expenses ...........    $   40,986    $   41,437
Income taxes payable, principally deferred ..............       859,970       733,488
Notes payable ...........................................        33,635        33,635
Other liabilities .......................................        15,573        15,260
                                                             ----------    ----------

   Total liabilities ....................................       950,164       823,820
                                                             ----------    ----------

Shareholders' equity:
  Capital stock and capital in excess of par value ......        30,439        30,439
  Unrealized appreciation of investments, net of taxes...     1,499,005     1,290,939
  Retained earnings .....................................       495,049       442,914
                                                             ----------    ----------

   Total shareholders' equity ...........................     2,024,493     1,764,292
                                                             ----------    ----------

                                                             $2,974,657    $2,588,112
                                                             ==========    ==========



See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                 Six Months Ended
                                                             -----------------------
                                                              June 30,      June 30,
                                                                1998         1997
                                                             ---------     --------
Net cash flows from operating activities ..............      $  11,785     $ 15,910
                                                             ---------     --------

Cash flows from investing activities:
    Proceeds from sales and maturities of investments..        283,244       40,175
    Purchases of investments ..........................         (8,982)     (62,046)
    Other, net ........................................          1,309        3,892
                                                             ---------     --------

Net cash flows from investing activities ..............        275,571      (17,979)
                                                             ---------     --------

Cash flows from financing activities:

    Payment of cash dividends .........................         (4,058)      (3,915)
    Other, net ........................................             --         (111)
                                                             ---------     --------

Net cash flows from financing activities ..............         (4,058)      (4,026)
                                                             ---------     --------

Increase (decrease) in cash and cash equivalents ......        283,298       (6,095)

Cash and cash equivalents -- beginning of period ......         10,687       23,039
                                                             ---------     --------

Cash and cash equivalents -- end of period ............      $ 293,985     $ 16,944
                                                             =========     ========


Supplementary information:
    Interest paid during period .......................      $   1,508     $  1,675
                                                             =========     ========
    Income taxes paid, net, during period .............      $  11,800     $  6,217
                                                             =========     ========



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

The following table sets forth the components of Wesco's consolidated comprehensive income for the three- and six-month periods ended June 30, 1988 and 1997.


                                                               Three Months Ended          Six Months Ended
                                                             June 30,      June 30,      June 30,     June 30,
                                                               1998         1997          1998          1997
                                                             --------     ---------     ---------     ---------
Net income .............................................     $ 47,326     $   8,736     $  56,193     $  18,519
                                                             --------     ---------     ---------     ---------
Other comprehensive income --
    Increase in unrealized appreciation of investments..        2,596       402,447       320,483       404,282
    Applicable income taxes ............................         (912)     (141,042)     (112,417)     (141,944)
                                                             --------     ---------     ---------     ---------
                                                                1,684       261,405       208,066       262,338
                                                             --------     ---------     ---------     ---------

Comprehensive income ...................................     $ 49,010     $ 270,141     $ 264,259     $ 280,857
                                                             ========     =========     =========     =========

NOTE 4

Marketable equity securities of Wesco and its subsidiaries consist entirely of common stocks. Following is a summary of these investments, in thousands of dollars, with individual investments whose market values exceed ten percent of consolidated shareholders' equity listed separately:

                                      June 30, 1998                   December 31, 1997
                               -----------------------------     ----------------------------
                                               Quoted Market                    Quoted Market
                                                (Carrying)                        (Carrying)
                                  Cost             Value            Cost            Value
                               ----------       ------------     ----------       -----------
Freddie Mac ...........        $   71,729       $1,355,400       $   71,729       $1,207,814
The Coca-Cola Company..            40,761          616,079           40,761          480,527
The Gillette Company...            40,000          364,000           40,000          321,402
Other .................            32,038          136,162          125,723          215,105
                               ----------       ----------       ----------       ----------
                               $  184,528       $2,471,641       $  278,213       $2,224,848
                               ==========       ==========       ==========       ==========

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


FINANCIAL CONDITION

        Wesco's shareholders' equity at June 30, 1998 was approximately $2.0 billion or $284.35 per share, up $.3 billion or $36.55 per share for the first six months of 1998. This increase was due principally to unrealized appreciation in market value of investments, which, under accounting convention, is credited directly to shareholders' equity without being reflected in net income. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 74% of shareholders' equity at June 30, 1998, compared to 73% at December 31, 1997.

          Even if market prices of all Wesco group investments dropped suddenly to original cost, the group would still be clearly viable.


RESULTS OF OPERATIONS

    Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                     Three Months Ended           Six Months Ended
                                                   ----------------------       ---------------------
                                                   June 30,       June 30,      June 30,      June 30,
                                                     1998           1997         1998           1997
                                                   --------        ------       -------       -------
Insurance segment --
  "Normal" net operating income ............       $  8,872        $7,752       $16,790       $16,467
   Realized securities gains ...............         37,770            --        37,770            --
                                                   --------        ------       -------       -------
   Segment net income ......................         46,642         7,752        54,560        16,497
                                                   --------        ------       -------       -------
Industrial segment net income (all "normal"
   net operating income) ...................            735           915         1,591         1,884
                                                   --------        ------       -------       -------
Net income (loss) other than from identified
    business segments (all "normal" net
        operating income or loss) ..........            (51)           69            42           168
                                                   --------        ------       -------       -------

Consolidated net income ....................       $ 47,326        $8,736       $56,193       $18,519
                                                   ========        ======       =======       =======

Insurance Segment

        The insurance segment comprises Wesco Financial Insurance Company ("Wes-FIC" ) and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the "normal" net operating income of the insurance segment, which represents the combination of underwriting results with dividend and interest income, less related income taxes (in thousands):


                                                         Three Months Ended               Six Months Ended
                                                      ------------------------        ------------------------
                                                      June 30,        June 30,        June 30,         June 30,
                                                        1998            1997            1998            1997
                                                      --------        --------        --------        --------
Premiums written ..............................       $  3,409        $  2,054        $ 11,695        $  6,168
                                                      ========        ========        ========        ========

Premiums earned ...............................       $  3,871        $  3,161        $  7,315        $  5,466
                                                      ========        ========        ========        ========

Underwriting gain .............................       $  1,362        $  2,106        $  2,655        $  4,013
Dividend and interest income ..................         10,256           7,959          19,051          17,117
                                                      --------        --------        --------        --------
                                                        11,618          10,065          21,706          21,130
Income tax provision ..........................         (2,746)         (2,313)         (4,916)         (4,663)
                                                      --------        --------        --------        --------

Insurance segment "normal" net operating income       $  8,872        $  7,752        $ 16,790        $ 16,467
                                                      ========        ========        ========        ========


      Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

      Premiums written for the first six months of 1998 included $9.7 million attributable to KBS and $2.0 million attributable to Wes-FIC. Of those amounts, $3.2 million and $0.2 million were written in the second quarter. Premiums written for the first six months of 1997 included $4.5 million attributable to KBS and $1.6 million attributable to Wes-FIC. Of those amounts, $2.0 million was attributable to KBS in the second quarter and none to Wes-FIC for that quarter. The increases in premiums written by KBS in 1998 were attributable to a restructuring of KBS' reinsurance program effective January 1,1998, whereby it canceled all reinsurance contracts in effect at that date and entered into new contracts with other reinsurers covering a lower proportion of the risks underwritten than previously. As a result of the reinsurance restructuring, KBS
(1) received and credited to premiums written in the first quarter of 1998 $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years, and (2) reduced premiums ceded to reinsurers to about 5% of gross premiums in 1998, compared to about 42% in 1997. Excluding the effects of reinsurance transactions, premiums written by KBS for the second quarter and first six months of 1998 actually decreased about 3% from last year's comparable figures mainly as a result of the continued consolidation of midwestern banks and the continuation of extremely competitive market conditions.

    Premiums earned by the insurance segment for the 1998 six- and three-month periods increased over those of the corresponding prior year periods due mainly to KBS's restructuring of its reinsurance program, discussed above. The restructuring drove KBS's premiums earned upward to $6.6 million for the first six months of 1998, compared to $4.4 million for the first six months of 1997; in each case KBS generated approximately one half in the second quarter.

      The underwriting gains reported for the second quarters and six-month periods ended June 30, 1998 and 1997 were attributable principally to the profitable underwriting results of KBS, and are shown net of goodwill amortization of $.2 million for each quarter. The decreases in underwriting gains for the 1998 periods from the corresponding 1997 figures were attributable mainly to (1) KBS's return of approximately $.6 million of ceding commissions to reinsurers early in 1998 upon restructuring of its reinsurance program, and (2) Wes-FIC's recognition of approximately $1.0 million of underwriting gain in the second quarter of 1997 on expiring super-catastrophe reinsurance business.

      Dividend and interest income earned by the insurance segment for the second quarter and first six months of 1998 increased over the comparable prior year figures due primarily to an increase in interest income resulting from the presence of long-term zero-coupon obligations of the U.S. government in the group's portfolio throughout most of the first half of 1998.

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



Industrial Segment

       Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                       Three Months Ended              Six Months Ended
                                    ------------------------        ------------------------
                                     June 30,       June 30,        June 30,        June 30,
                                      1998            1997            1998            1997
                                    --------        --------        --------        --------
Revenues, principally sales
    and services ...............    $ 17,068        $ 17,030        $ 35,111        $ 34,586
                                    ========        ========        ========        ========

Income before income taxes .....    $  1,244        $  1,522        $  2,642        $  3,129
Income tax provision ...........        (509)           (607)         (1,051)         (1,245)
                                    --------        --------        --------        --------

Industrial segment net income...    $    735        $    915        $  1,591        $  1,884
                                    ========        ========        ========        ========

      Revenues of Precision Steel's businesses were approximately unchanged for the second quarter of 1998 as compared with those of the second quarter of 1997, but increased $.5 million, or 2%, for the first six months of 1998 over those reported for the first six months of 1997. Sales volume, in terms of pounds of steel products sold, was much stronger, having increased 8.4% for the second quarter of 1998 and 9.5% for the first six months of 1998 over comparable 1997 volumes. Precision Steel's management attributes the increases in volume generally to improvement in the industrial sector of the economy, and the much lower relative increases in revenues to several factors including increased competition and an increase in the proportion of sales of lower-priced items.

     Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 79.4% and 78.4% for the second quarters of 1998 and 1997, and 79.3% and 78.4% for the corresponding six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at the wholesale and retail levels.


Other Than Identified Business Segments

      In the absence of nonoperating or unusual items such as securities gains or losses, net income or loss other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate and delinquent loans formerly owned by a savings and loan subsidiary and (2) interest and other corporate expenses -- plus or minus income taxes related to such "normal" nonsegment items. "Normal" net operating income or loss other than from identified business segments typically fluctuates from period to period but is not significant in amount.


                                    * * * * *

      Realized gains and losses -- which affect net income when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate from period to period, sometimes impacting reported net income significantly. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at June 30, 1998 contained $1.5 billion, or $210.54 per share, of unrealized appreciation of investments, net of taxes -- about 74% of shareholders' equity, compared to 73% at December 31, 1997.)

     Wesco's consolidated earnings for the first six months of 1998 included realized gains of $37.8 million, after income taxes, all realized in the second quarter. There were no realized gains or losses reported in the first six months of 1997. The gains reported for 1998, although material in relation to Wesco's 1998 earnings, had only a minor impact on Wesco's total shareholders' equity:
Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 33.0% and 23.3% for the quarters ended June 30, 1998 and June 30, 1997, and 31.5% and 22.5% for the six-month periods then ended.

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

                                    * * * * *

      For convenience, we repeat the following paragraph which appeared on page 25 of Wesco's 1997 10-K Annual Report:

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

          Wesco's management has been informed by managements of its operating units that each unit has completed assessment of Year 2000 problems potentially impacting the unit's operations and is in process of implementing solutions in a timely manner. It should be noted that even if one or more of these units were not completely ready at the start of 2000 to continue operations in the usual manner, the detrimental effect would not, in the opinion of Wesco's management, significantly impact Wesco's consolidated results of operations.

          Insofar as the investee companies and Wesco's principal bank are concerned, Wesco's assessment of its Year 2000 exposure has been limited to review of SEC-mandated disclosures in shareholder reports, augmented by contact with representatives of the principal bank and Freddie Mac, the major investee. In each case, Wesco has been informed that the outside entity is aware of the Year 2000 issue and is in process of assessing the situation and developing and implementing solutions in a timely manner. If one or more of Wesco's investees were not fully prepared at the start of 2000, Wesco's financial results and financial condition could be adversely impacted, and Wesco will continue to monitor their progress; however, even if, as a result, the overall market value of Wesco's investments dropped to original cost -- an extremely unlikely, worst-case scenario -- in the opinion of Wesco's management, Wesco and its operating units would still be clearly viable.

                                    * * * * *

          Certain representations of management set forth in the foregoing discussion and analysis beginning on page 9 constitute forward-looking statements as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. For example, the preceding paragraphs on Year 2000 exposure contain several forward-going statements. Forward-going statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur.