Form 10-Q
period 1998-09-30
WESCO FINANCIAL CORP
filed 1998-11-13
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 1998   or

    Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
|_| For the transition period from ______________ to _________________

Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                    95-2109453
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  626/585-6700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 12, 1998

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           See pages 9 through 14.

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

                                                WESCO FINANCIAL CORPORATION




Date:     November 13, 1998                   By:   /s/ Jeffrey L. Jacobson
       -----------------------------             --------------------------
                                                 Jeffrey L. Jacobson
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX

                                                                                            Pages
                                                                                            -----

Condensed consolidated statement of income and
     retained earnings -- nine- and three-month periods
     ended September 30, 1998 and September 30, 1997....................................       4

Condensed consolidated balance sheet --
     September 30, 1998 and December 31, 1997...........................................       5

Condensed consolidated statement of cash flows -- nine-month periods ended
     September 30, 1998 and September 30, 1997..........................................       6

Notes to condensed consolidated financial
     statements.........................................................................     7-8

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)

                                                                                    Three Months Ended        Nine Months Ended
                                                                                    ------------------        -----------------
                                                                                  Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                                                                                    1998          1997        1998         1997
                                                                                   ------        ------      ------        -----

Revenues:
   Sales and service revenues .................................................   $  16,253    $  17,033    $  51,301    $  51,532
    Insurance premiums earned .................................................       4,331        2,297       11,646        7,763
    Dividend and interest income ..............................................      11,050        8,996       31,298       27,601
    Realized gains on securities and
       foreclosed properties ..................................................         314        1,577       58,422        1,577
    Other .....................................................................         207          230          696          800
                                                                                  ---------    ---------    ---------    ---------
                                                                                     32,155       30,133      153,363       89,273
                                                                                  ---------    ---------    ---------    ---------
Costs and expenses:
    Cost of products and services sold ........................................      12,911       13,347       40,701       40,400
    Insurance losses, loss adjustment and underwriting expenses ...............       3,354        1,315        7,623        2,378
    Selling, general and administrative expenses ..............................       2,762        1,952        8,346        7,422
    Interest on notes payable .................................................         754          835        2,262        2,507
                                                                                  ---------    ---------    ---------    ---------
                                                                                     19,781       17,449       58,932       52,707
                                                                                  ---------    ---------    ---------    ---------

Income before income taxes ....................................................      12,374       12,684       94,431       36,566
Provision for income taxes ....................................................      (3,016)      (3,296)     (28,880)      (8,659)
                                                                                  ---------    ---------    ---------    ---------

    Net income ................................................................       9,358        9,388       65,551       27,907

Retained earnings -- beginning of period ......................................     495,049      363,540      442,914      348,936
Cash dividends declared and paid ..............................................      (2,029)      (1,958)      (6,087)      (5,873)
                                                                                  ---------    ---------    ---------    ---------

Retained earnings -- end of period ............................................   $ 502,378    $ 370,970    $ 502,378    $ 370,970
                                                                                  =========    =========    =========    =========

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
       Net income .............................................................   $    1.32    $    1.32    $    9.21    $    3.92
                                                                                  =========    =========    =========    =========
       Cash dividends .........................................................   $    .285    $    .275    $    .855    $    .825
                                                                                  =========    =========    =========    =========



See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                             Sept. 30,      Dec. 31,
                                                               1998          1997
                                                              ------        ------

                                     ASSETS

Cash and cash equivalents ................................   $  269,125   $   10,687
Investments:
   Securities with fixed maturities ......................       91,180      279,697
   Marketable equity securities ..........................    2,199,616    2,224,848
Excess of cost over net assets of acquired business ......       29,534       30,121
Other assets .............................................       37,840       42,759
                                                             ----------   ----------

                                                             $2,627,295   $2,588,112
                                                             ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Insurance losses and loss adjustment expenses ............   $   39,279   $   41,437
Income taxes payable, principally deferred ...............      710,487      733,488
Notes payable ............................................       33,635       33,635
Other liabilities ........................................       14,390       15,260
                                                             ----------   ----------

Total liabilities ........................................      797,791      823,820
                                                             ----------   ----------

Shareholders' equity:
   Capital stock and capital in excess of par value ......       30,439       30,439
   Unrealized appreciation of investments, net of taxes ..    1,296,687    1,290,939
   Retained earnings .....................................      502,378      442,914
                                                             ----------   ----------

      Total shareholders' equity .........................    1,829,504    1,764,292
                                                             ----------   ----------

                                                             $2,627,295   $2,588,112
                                                             ==========   ==========





See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                          Sept. 30,     Sept. 30,
                                                            1998          1997
                                                           ------        ------

Net cash flows from operating activities ...........     $ (18,548)     $  25,167
                                                         ---------      ---------

Cash flows from investing activities:
   Proceeds from sales and maturities of investments       290,820        123,082
   Purchases of investments ........................        (8,982)      (167,343)
   Other, net ......................................         1,235         12,811
                                                         ---------      ---------

Net cash flows from investing activities ...........       283,073        (31,450)
                                                         ---------      ---------

Cash flows from financing activities:
   Payment of cash dividends .......................        (6,087)        (5,873)
   Other, net ......................................          --             (168)
                                                         ---------      ---------

Net cash flows from financing activities ...........        (6,087)        (6,041)
                                                         ---------      ---------

Increase (decrease) in cash and cash equivalents ...       258,438        (12,324)

Cash and cash equivalents -- beginning of period ...        10,687         23,039
                                                         ---------      ---------

Cash and cash equivalents -- end of period .........     $ 269,125      $  10,715
                                                         =========      =========


Supplementary information:
   Interest paid during period .....................     $   1,596      $   1,842
                                                         =========      =========
   Income taxes paid, net, during period ...........     $  53,494      $   8,725
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


NOTE 3

Effective as of the beginning of 1998, the Financial Accounting Standards Board requires the reporting of comprehensive income or loss, which comprises net income and all other changes in net worth (other than additional investments by, or distributions to, shareholders). Wesco's only type of comprehensive income or loss other than net income is the net change in a separate component of shareholders' equity that reflects the unrealized appreciation of the consolidated group's investments, less deemed applicable income taxes.

The following table sets forth the components of Wesco's consolidated comprehensive income (loss) for the three- and nine-month periods ended September 30, 1998 and 1997.

                                                         Three Months Ended         Nine Months Ended
                                                         ------------------         -----------------
                                                       Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                                                         1998          1997         1998          1997
                                                        ------        ------       ------        ------

Net income .......................................    $   9,358     $   9,388     $  65,551     $  27,907
                                                      ---------     ---------     ---------     ---------
Other comprehensive income --
    Increase (decrease) in unrealized appreciation
        of investments ...........................     (312,591)       (6,265)        7,362       398,017
    Applicable income taxes ......................      110,273           664        (1,614)     (141,280)
                                                      ---------     ---------     ---------     ---------
                                                       (202,318)       (5,601)        5,748       256,737
                                                      ---------     ---------     ---------     ---------

Comprehensive income (loss) ......................    $(192,960)    $   3,787     $  71,299     $ 284,644
                                                      =========     =========     =========     =========

NOTE 4

Marketable equity securities of Wesco and its subsidiaries consist entirely of common stocks. Following is a summary of these investments, in thousands of dollars, with individual investments whose market values exceed ten percent of consolidated shareholders' equity listed separately:

                              September 30, 1998         December 31, 1997
                           ------------------------    -------------------
                                      Quoted Market               Quoted Market
                                       (Carrying)                   (Carrying)
                             Cost         Value           Cost        Value
                             ----         -----           ----        -----

Freddie Mac .........    $   71,729    $1,429,200    $   71,729    $1,207,814
The Coca-Cola Company        40,761       415,223        40,761       480,527
The Gillette Company         40,000       244,800        40,000       321,402
Other ...............        32,038       110,393       125,723       215,105
                         ----------    ----------    ----------    ----------
                         $  184,528    $2,199,616    $  278,213    $2,224,848
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

FINANCIAL CONDITION

     Wesco's shareholders' equity at September 30, 1998 was approximately $1.8 billion or $256.96 per share, down $.2 billion or $27.39 for the third quarter, but up $.1 billion or $9.16 per share for the first nine months of 1998. These changes were due principally to fluctuations in unrealized appreciation in market value of investments, which, under accounting convention, is credited directly to shareholders' equity without being reflected in net income. Because unrealized appreciation is based on current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 71% of shareholders' equity at September 30, 1998, compared to 73% at December 31, 1997.

     Even if market prices of all Wesco group investments dropped suddenly to original cost, the group would still be clearly viable.

RESULTS OF OPERATIONS

     Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                                Three Months Ended          Nine Months Ended
                                                                ------------------          -----------------
                                                                  Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                                                                    1998          1997        1998         1997
                                                                   ------        ------      ------       -----
Insurance segment --
   "Normal" net operating income ..............................    $  8,593     $  7,066    $ 25,383     $ 23,533
   Realized securities gains ..................................        --             93      37,770           93
                                                                   --------     --------    --------     --------
   Segment net income .........................................       8,593        7,159      63,153       23,626
                                                                   --------     --------    --------     --------
Industrial segment net income (all "normal"
   net operating income) ......................................         632          910       2,223        2,794
                                                                   --------     --------    --------     --------
Net income (loss) other than from identified
   business segments:
      "Normal" net operating income (loss) ....................         (54)         469         (12)         637
        Gains, net, on sales of foreclosed properties .........         187          850         187          850
                                                                   --------     --------    --------     --------
       Nonsegment net income ..................................         133        1,319         175        1,487
                                                                   --------     --------    --------     --------
Consolidated net income .......................................    $  9,358     $  9,388    $ 65,551     $ 27,907
                                                                   ========     ========    ========     ========

Insurance Segment

    The insurance segment comprises Wesco Financial Insurance Company ( "Wes-FIC" ) and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the "normal" net operating income of the insurance segment, which represents the combination of underwriting results with dividend and interest income, less related income taxes (in thousands):

                                                    Three Months Ended         Nine Months Ended
                                                    ------------------         -----------------
                                                   Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                     1998         1997         1998         1997
                                                    ------       -----        ------       -----

Premiums written ..............................    $  3,360     $  2,027     $ 15,055     $  8,195
                                                   ========     ========     ========     ========

Premiums earned ...............................    $  4,331     $  2,297     $ 11,646     $  7,763
                                                   ========     ========     ========     ========

Underwriting gain .............................    $    758     $    785     $  3,413     $  4,798
Dividend and interest income ..................      10,554        8,226       29,605       25,344
                                                   --------     --------     --------     --------
                                                     11,312        9,011       33,018       30,142
Income tax provision ..........................      (2,719)      (1,945)      (7,635)      (6,609)
                                                   --------     --------     --------     --------

Insurance segment "normal" net operating income    $  8,593     $  7,066     $ 25,383     $ 23,533
                                                   ========     ========     ========     ========


     Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

     Premiums written for the first nine months of 1998 included $13.0 million attributable to KBS and $2.1 million attributable to Wes-FIC. Of those amounts, $3.3 million and $0.1 million were written in the third quarter. Premiums written for the first nine months of 1997 included $6.4 million attributable to KBS and $1.8 million attributable to Wes-FIC. Of those amounts, $1.9 million was attributable to KBS and $0.1 million to Wes-FIC for the third quarter. The increases in premiums written by KBS in 1998 were attributable to a restructuring of KBS' reinsurance program effective January 1,1998, whereby it canceled all reinsurance contracts in effect at that date and entered into new contracts with other reinsurers covering a lower proportion of the risks underwritten than previously. As a result of the reinsurance restructuring, KBS
(1) received and credited to premiums written in the first quarter of 1998 $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years, and (2) reduced premiums ceded to reinsurers to about 5% of gross premiums in 1998, compared to about 42% in 1997. Excluding the effects of reinsurance transactions, premiums written by KBS in 1998 reporting periods actually decreased slightly from last year's comparable figures mainly as a result of the continued consolidation of midwestern banks and the continuation of extremely competitive market conditions.

     Premiums earned by the insurance segment for the 1998 nine- and three-month periods increased over those of the corresponding prior year periods due mainly to KBS's restructuring of its reinsurance program, discussed above. The restructuring drove KBS's premiums earned upward to $10.1 million for the first nine months of 1998, compared to $6.6 million for the first nine months of 1997; in each case KBS generated approximately one third in the third quarter.

     The underwriting gains reported for the three- and nine-month periods ended September 30, 1998 and 1997 were attributable principally to the profitable underwriting results of KBS, and are shown net of goodwill amortization of $.2 million for each quarter. The underwriting gain for the third quarter of 1998 was essentially unchanged from that of the 1997 third quarter. The decrease in underwriting gain for the nine-month period ended September 30,1998 from the corresponding 1997 figure was attributable mainly to (1) an increase in losses incurred by KBS in 1998 due mainly to the restructuring of its reinsurance program discussed above, (2) KBS's return of approximately $.6 million of ceding commissions to reinsurers early in 1998 upon such restructuring, and (3) a reduction in super-catastrophe reinsurance activity on the part of Wes-FIC.

     Dividend and interest income earned by the insurance segment for the third quarter and first nine months of 1998 increased over the comparable prior year figures due primarily to an increase in interest income resulting mainly from the presence of larger balances of interest-bearing investments in each of the 1998 periods than in those of 1997.

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



Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                   Three Months Ended       Nine Months Ended
                                   ------------------       -----------------
                                 Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                   1998         1997         1998         1997
                                  ------       ------       ------       ------
Revenues, principally sales
    and services ............    $ 16,259     $ 17,064     $ 51,370     $ 51,650
                                 ========     ========     ========     ========

Income before income taxes ..    $  1,050     $  1,510     $  3,692     $  4,639
Income tax provision ........        (418)        (600)      (1,469)      (1,845)
                                 --------     --------     --------     --------

Industrial segment net income    $    632     $    910     $  2,223     $  2,794
                                 ========     ========     ========     ========

      Revenues of Precision Steel's businesses decreased $.8 million or 4.6% for the third quarter of 1998 as compared with those of the third quarter of 1997, and $.3 million, or 0.5%, for the first nine months of 1998 from those reported for the first nine months of 1997. However, unit sales of steel products (i.e., pounds) increased 1.5% for the third quarter and 6.8% for the first nine months. Precision Steel's management attributes this anomaly to several factors, including a shift in demand from higher- to lower-priced items.

      Income before income taxes and net income of Precision Steel's industrial operations are dependent not only on revenues, but also on the cost of products sold and operating expenses. The former, as a percentage of revenues, amounted to 79.4% and 78.4% for the third quarters of 1998 and 1997, and 79.3% and 78.4% for the corresponding nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at the wholesale and retail levels. Operating expenses in 1998 periods included Year 2000 expenses (see page 14).


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


                                    * * * * *

      Realized gains and losses -- which affect net income when securities are sold or when a decline in market value of an investment is considered to be other than temporary -- tend to fluctuate from period to period, sometimes impacting reported net income significantly. The amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at September 30, 1998 contained $1.3 billion, or $182.12 per share, of unrealized appreciation of investments, net of taxes -- about 71% of shareholders' equity, compared to about 74% of shareholders' equity at June 30, 1998 and 73% at December 31, 1997.)

      Wesco's consolidated earnings for the first nine months of 1998 included realized securities gains of $37.8 million, after income taxes, all realized in the second quarter. Realized securities gains reported in the first nine months of 1997 amounted to $0.1 million, after income taxes, all realized in the third quarter. The gains reported for 1998, although material in relation to Wesco's 1998 earnings, had only a minor impact on Wesco's total shareholders' equity:
Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 24.4% and 26.0% for the quarters ended September 30, 1998 and September 30, 1997, and 30.6% and 23.7% for the nine-month periods then ended.

      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items. In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business several years ago and, to a lesser degree, the recent restructuring of KBS's reinsurance program.

      Shareholders' equity is impacted not only to the extent unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in net income.


                                    * * * * *

      Many computer systems used today were not designed to interpret data correctly after December 31, 1999 because only two digits were used to indicate the year in a date. Other systems and equipment were designed with similar limitations, often due to the circuitry of computer chips embedded therein. Wesco and its subsidiaries have been engaged in (1) assessing these potential "Year 2000" problems as they relate to their businesses, including their electronic and other interactions with banks, vendors, customers and others, and
(2) developing and implementing solutions. In addition, Wesco has been attempting to satisfy itself that non-subsidiary companies in which it has material investments are proceeding in like manner.

      Wesco and affiliated companies have been working on Year 2000 readiness issues in varying degrees for several years. Managements of the operating units have reported that the process of identifying Year 2000 problems and determining remedial action is nearly complete. It appears all critical systems will be Year 2000 compliant by approximately mid-1999. Testing of systems believed to be Year 2000 compliant has begun and will continue over the remainder of 1998 and throughout 1999. A number of customers and suppliers, including banks and providers of payroll services, have been contacted regarding their own progress on Year 2000 issues. While no significant customer or supplier has expressed doubt that it will resolve its Year 2000 issues in a timely manner, Wesco can provide no assurance that significant Year 2000 noncompliance by one or more unrelated parties will not ultimately occur, resulting in the inability of a Wesco operating unit to obtain or deliver products or services, or the incurrence by a Wesco insurance subsidiary of losses under property and casualty insurance and reinsurance contracts. While such noncompliance by an unrelated party could conceivably have a materially adverse effect on Wesco's consolidated net income, Wesco's management does not believe that the total worst-case effect, which cannot be estimated, would be material in relation to its shareholders' equity.

      Insofar as non-subsidiary investees are concerned, Wesco's assessment of its Year 2000 exposure has been limited to review of SEC-mandated disclosures in published reports, augmented by contact with representatives of Freddie Mac, which accounts for over half of the market value of consolidated marketable equity securities. In each case the outside entity has indicated it is aware of the Year 2000 issue and is in process of assessing the situation and developing and implementing solutions in a timely manner. Wesco will continue to monitor its investees' progress, because if one or more of them were not adequately prepared at the start of 2000, or if capital markets were severely disrupted due to the failure of governmental bodies or private entities to address Year 2000 issues in a timely and effective manner, Wesco could suffer material adverse effects. Although the financial impact of such effects cannot be estimated, in the extremely unlikely event the overall market value of Wesco's investments dropped to original cost, in the opinion of Wesco's management, Wesco and its operating units would still be clearly viable.

      Wesco and its subsidiaries have begun consideration of contingency plans to deal with certain Year

2000 issues in the event that remediation efforts by themselves or others prove unsuccessful. Such plans will be more fully developed throughout the next year to address specific areas of need.

      Wesco expects to ultimately incur approximately $1 million in identification, remediation and testing of Year 2000 issues. Approximately half of this amount had been incurred and charged against earnings as of September 30, 1998. Wesco does not believe that any significant information technology projects have been delayed due to Year 2000 efforts.

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