Form 10-K
period 1998-12-31
WESCO FINANCIAL CORP
filed 1999-03-31
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to
                               ---------------    ---------------

Commission file number 1-4720

                          WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                   Delaware                                      95-2109453
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

   301 East Colorado Boulevard, Suite 300,                       91101-1901
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 19, 1999 was: $439,361,000.

     The number of shares outstanding of the registrant's Capital Stock as of March 19, 1998 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Title of Document                             Parts of Form 10-K
          Proxy Statement for 1999                   Part III, Items 10, 11, 12 and 13
       Annual Meeting of Shareholders

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. Wesco, through wholly owned subsidiaries, engages in two principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company ("KBS"), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; and (2) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979. Until late 1993, Wesco also engaged in the savings and loan business, through another wholly owned subsidiary, Mutual Savings and Loan Association ("Mutual Savings"), which was incorporated in California in 1925, gave up its status as a regulated thrift institution after disposing of its savings accounts and most of its real estate loans in October 1993, and, in a statutory merger effective January 1, 1994, merged into Wes-FIC.

     Wesco's operations also include, through MS Property Company ("MS Property"), the ownership and management of commercial real estate transferred to MS Property by Wesco, and the development and liquidation of foreclosed real estate transferred to MS Property by Mutual Savings, all in December 1993, when MS Property, a wholly owned subsidiary of Wesco, began its operations. Wesco's operations, until mid-1993, also included the manufacture of electrical equipment through New America Electrical Corporation, which was organized in 1982 and was approximately 80%-owned by Wesco from December 1988 through mid-1993.

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps ("Blue Chip"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Wesco and its subsidiaries are thus controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of approximately 35% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations, but Mr. Buffett has no active participation in Wesco's management other than as a director of Wes-FIC and Precision Steel.

     Wesco's activities fall into two business segments -- insurance and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The industrial segment comprises Precision Steel's steel service center operations. Wesco is also engaged in several relatively insignificant activities not identified with either business segment; these include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate formerly owned by Mutual Savings, and (4) parent company operations.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company ("NICO"), headquartered in Omaha, Nebraska. To simplify discussion, the term "Berkshire Insurance Group," as used in this report, refers to NICO and certain other wholly owned insurance subsidiaries of Berkshire (excluding, notably, GEICO Corporation and General Re Corporation), individually or collectively, although Berkshire includes in its insurance group GEICO Corporation, General Re Corporation and the insurance subsidiaries 80.1%-owned through Berkshire's ownership of Wesco.

     At the beginning of 1994, Wes-FIC's net worth increased from $329 million to $569 million as a result of its absorption, through merger, of Mutual Savings' remaining net assets (essentially, the market value of Freddie Mac common stock and mortgage-backed securities, less the taxes due if sold). Primarily due to appreciation of investments, Wes-FIC's shareholder's equity has increased to $2.2 billion as of 1998 yearend. (The foregoing figures have been computed under generally accepted accounting principles. Wes-FIC's regulatory net worth as of yearend 1998 was $3.1 billion. The difference represents mainly the absence in the regulatory figure of income taxes associated with unrealized appreciation of investments.)

     In 1985, Wes-FIC entered into an arrangement whereby it effectively reinsured -- through the Berkshire Insurance Group, as intermediary-without-profit -- 2% of the entire book of insurance business of the long-established Fireman's Fund Insurance Companies ("Fireman's Fund"). Wes-FIC thus assumed the benefits and burdens of Fireman's Fund's underwriting results under a contract covering virtually all of the property and casualty insurance business of Fireman's Fund during a four-year coverage period that expired in 1989. The arrangement put Wes-FIC in essentially the same position it would have been in if it, instead of Fireman's Fund, had directly written the business reinsured. Differences in results under this arrangement have occurred principally from the investment of premiums, as Wes-FIC, instead of Fireman's Fund, has invested funds from "float" (funds set aside and invested pending payment of claims). Wes-FIC will remain liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is reflected as a liability on Wesco's consolidated balance sheet, and will continue to invest the related float until all liabilities are settled, perhaps many years hence.

     In 1990 and 1991, Wes-FIC reinsured 50% of the workers' compensation insurance business written by a member of the Berkshire Insurance Group. As with the similar Fireman's Fund contract, Wes-FIC remains liable for its share of unpaid losses and loss adjustment expenses.

     Wes-FIC entered into the business of "super-catastrophe reinsurance" through subcontracts retroceded by the Berkshire Insurance Group, beginning in 1994; most of these subcontracts were renewed in 1995 but none were renewed in 1996. In 1996, Wes-FIC accepted 3% participations in two super-catastrophe reinsurance policies covering hurricane risk in Florida: (1) a 12-month policy effective June 1, 1996, not renewed upon policy expiration in mid-1997; and (2) a three-year policy effective January 1, 1997 with exposure not significant to Wes-FIC's capital base. There has been no other super-catastrophe reinsurance business to date.

     Throughout this report, "catastrophe reinsurance" refers to the insurance purchased by insurance and reinsurance companies to protect themselves against the accumulation of property losses arising from a single major event or a series of major events. "Super-catastrophe reinsurance" refers to a catastrophe contract which subjects the reinsurer to especially large amounts of losses from a mega-catastrophe such as a hurricane or earthquake. The super-catastrophe policies in which Wes-FIC has participated have indemnified the ceding companies for all or part of covered losses in excess of large, specified retentions; reinsurance of this type is referred to as "excess-of-loss" reinsurance (as contrasted with "quota share" reinsurance, under which a ceding company is indemnified in proportion to its own loss). Management believes that an insurer in this business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a super catastrophe occurs. In this regard, the Berkshire Insurance Group and Wes-FIC are believed to operate differently from other reinsurers in that risks they write are kept in house, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not remain adequately solvent if called upon to pay off on risks reinsured.

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

     In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is regulated by insurance departments in 25 states and by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses by ceding almost half of its business to third party reinsurers, restructured its reinsurance program effective January 1, 1998, with the result that in 1998 only about 6% of its gross insurance business was ceded to third party reinsurers, including 2% ceded to a wholly owned Berkshire subsidiary, versus about 42% ceded to unaffiliated, third party reinsurers in 1997. Wesco's management anticipates that KBS's new program will improve operating results over the long term in return for greater short-term volatility.

     KBS markets its products in some states by exclusive, commissioned agents, and in others by salaried, traveling employees. Inasmuch as the number of small midwestern banks is declining as banks are merging, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as bank deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 18% of premiums written.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 1998 amounted to less than
 .7% of their combined statutory surplus, compared to an industry average of about 90% based on figures reported for 1997.

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

     Wes-FIC, which is operated by NICO, has no employees of its own. KBS has 16 employees.

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, and a subsidiary operate steel service centers at or near Chicago, Illinois and Charlotte, North Carolina. The service centers buy low carbon sheet and strip steel, coated metals, spring steels, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

     The service center business is highly competitive. Precision Steel's annual sales volume of approximately 30 thousand tons compares with the steel service industry's annual volume of over 20 million tons. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Competition exists in the areas of price, quality, availability of products and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports and by a tendency of domestic manufacturers to use less costly materials in making parts.

     Precision Brand Products, Inc. ("Precision Brand"), a wholly owned subsidiary of Precision Steel, also located in the Chicago area, manufactures shim stock and other tool room specialty items, as well as hose and muffler clamps, and sells them under its own brand names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand's share of the tool room specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

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

     The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to approximately $6.5 million at December 31, 1998 from $6.1 million at December 31, 1997.

     Approximately 250 full-time employees are engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

     Through 1993, Wesco's business activities included a financial segment, whose principal activities consisted mainly of savings and loan operations. In late 1993, several events occurred that resulted in a major restructuring of the consolidated enterprise. Mutual Savings transferred its savings accounts and certain other liabilities (totaling about $220 million), offset by substantially all of its real estate loans and certain other non-cash assets (about $86 million, combined) and cash (about $134 million), to CenFed Bank. Mutual Savings transferred to MS Property all real estate it was in process of developing and liquidating as well as the few real estate loans that were not sold to CenFed Bank. Wesco transferred its commercial real estate property in Pasadena, California to MS Property. Finally, Mutual Savings merged into Wes-FIC by statutory merger, effective January 1, 1994.

     After completion of the restructuring, the financial segment no longer served a useful purpose. The activities that remained had previously been included in the financial segment only because they were indirectly related to operation of the savings and loan association and were relatively insignificant. Accordingly, effective with the beginning of 1994, these activities were removed from the financial segment and are no longer identified with any segment as they do not in any way relate to the two remaining segments. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of commercial real estate property in Pasadena, (3) development and liquidation of foreclosed real estate, now virtually completed, and (4) parent company operations.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, also causes its insurance subsidiaries to invest in marketable securities of unaffiliated companies. (See Note 2 to the accompanying consolidated financial statements for summaries of investments.)

     Seven full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2. PROPERTIES

     MS Property owns a business block situated between the city hall and a troubled indoor shopping mall in downtown Pasadena, California. The block's principal improvements are a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remaining space is leased to outside parties, including California Federal Bank (successor to CenFed
Bank), law firms and others, under agreements expiring at dates extending to 2008. In addition to the office building and garage, the business block has contained a row of small, blighted commercial retail buildings; MS Property is in process of demolishing this portion of the block and is exploring options for redeveloping it, together with a parcel of land it owns in the next block which it has been using as a 100-car parking lot.

     MS Property also owns a small amount of real estate in Southern California acquired by Mutual Savings through foreclosure. This consists of several buildings that are leased to various small businesses in a small shopping center, a single-family residence and a residential lot.

     Wes-FIC's place of business is the Omaha, Nebraska headquarters office of NICO.

     KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires July 1, 2002. KBS has an option to renew the lease for an additional five-year term.

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

     The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 1998 and 1997, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

                                 1998                                             1997
                        -----------------------                         ------------------------
                        SALES PRICE                                     SALES PRICE
                        -----------   DIVIDENDS                         ------------   DIVIDENDS
    QUARTER ENDED       HIGH   LOW      PAID         QUARTER ENDED      HIGH    LOW      PAID
    -------------       ----   ----   ---------      -------------      ----    ----   ---------
March 31.............   $377   $285    $0.285     March 31...........   $214    $180    $0.275
June 30..............    395    346     0.285     June 30............    331     197     0.275
September 30.........    392    280     0.285     September 30.......    332     262     0.275
December 31..........    365    290     0.285     December 31........    339 7/8  300    0.275
                                       ------                                           ------
                                       $1.140                                           $1.100
                                       ======                                           ======

     There were approximately 750 shareholders of record of Wesco's capital stock as of the close of business on March 23, 1999. It is estimated that approximately 5,000 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1998 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1998       1997       1996       1995      1994
                                           --------   --------   --------   --------   -------
Revenues:
  Sales and service revenues.............  $ 66,137   $ 67,557   $ 63,654   $ 62,271   $62,143
  Insurance premiums earned..............    15,923     11,507     10,060      9,294     1,133
  Dividend and interest income...........    40,543     36,552     33,313     30,273    29,017
  Realized gains (losses), net, on
     securities and foreclosed
     property............................    52,672    102,348       (152)     7,428       323
  Other..................................       904      1,087      1,144      1,791     2,842
                                           --------   --------   --------   --------   -------
                                            176,179    219,051    108,019    111,057    95,458
                                           --------   --------   --------   --------   -------
Costs and expenses:
  Cost of products and services sold.....    51,527     52,710     50,054     50,019    49,459
  Insurance losses and expenses..........     8,174        860      4,264      1,501      (571)
  Selling, general and administrative....    11,156      9,393     10,849     11,142    13,411
  Interest on notes payable..............     3,016      3,320      3,352      3,371     3,394
  Decline in value of investment.........        --         --         --         --     9,000
                                           --------   --------   --------   --------   -------
                                             73,873     66,283     68,519     66,033    74,693
                                           --------   --------   --------   --------   -------
Income before income taxes...............   102,306    152,768     39,500     45,024    20,765
Provision for income taxes...............   (30,503)   (50,959)    (8,881)   (10,483)   (1,793)
                                           --------   --------   --------   --------   -------
Net income...............................  $ 71,803   $101,809   $ 30,619   $ 34,541   $18,972
                                           ========   ========   ========   ========   =======
Amounts per capital share:
  Net income.............................  $  10.08   $  14.30   $   4.30   $   4.85   $  2.66
  Cash dividends.........................      1.14       1.10       1.06       1.02       .98
                                           ========   ========   ========   ========   =======

                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                      1998         1997         1996         1995        1994
                                   ----------   ----------   ----------   ----------   --------
Assets:
  Cash and cash equivalents......  $  320,034   $   10,687   $   23,039   $   87,981   $ 15,800
  Investments --
     Securities with fixed
       maturities................      66,619      279,697      176,885      119,575    183,089
     Marketable equity
       securities................   2,778,595    2,224,848    1,533,009    1,102,221    696,261
  Accounts receivable............       7,707        7,148        7,940        6,680      6,501
  Real estate held for sale......       2,327        5,240       15,831       19,021     23,414
  Property and equipment.........      12,193       13,229       13,297       13,967     14,279
  Excess of cost of KBS over net
     assets acquired.............      29,338       30,121       30,903           --         --
  Other assets...................      11,593       17,142       17,501       16,282     22,417
                                   ----------   ----------   ----------   ----------   --------
          Total assets...........  $3,228,406   $2,588,112   $1,818,405   $1,365,727   $961,761
                                   ==========   ==========   ==========   ==========   ========
Liabilities:
  Insurance losses and
     expenses....................  $   36,731   $   41,437   $   45,491   $   34,195   $ 39,785
  Notes payable..................      33,635       33,635       37,162       37,369     37,557
  Income taxes payable,
     principally deferred........     920,035      733,488      468,370      324,341    191,858
  Other liabilities..............      14,249       15,260       16,367       12,193     14,414
                                   ----------   ----------   ----------   ----------   --------
          Total liabilities......  $1,004,650   $  823,820   $  567,390   $  408,098   $283,614
                                   ==========   ==========   ==========   ==========   ========
Shareholders' equity:
  Capital stock and surplus......  $   30,439   $   30,439   $   30,439   $   30,439   $ 30,439
  Unrealized appreciation of
     investments, net of taxes...   1,686,716    1,290,939      871,640      601,326    349,122
  Retained earnings..............     506,601      442,914      348,936      325,864    298,586
                                   ----------   ----------   ----------   ----------   --------
          Total shareholders'
            equity...............  $2,223,756   $1,764,292   $1,251,015   $  957,629   $678,147
                                   ==========   ==========   ==========   ==========   ========
            Per capital share....  $   312.33   $   247.80   $   175.71   $   134.50   $  95.25
                                   ==========   ==========   ==========   ==========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

     Wesco's shareholders' equity at December 31, 1998 was $2.2 billion or $312.33 per share, up $.5 billion or $64.53 per share for the year. This increase was due principally to appreciation in market value of investments, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 76% of shareholders' equity at December 31, 1998, compared to 51% at December 31, 1994.

     Over 95% of the Wesco group's unrealized appreciation of securities at December 31, 1998 was concentrated in three common stocks (see Note 2 to the consolidated financial statements appearing elsewhere herein). However, as demonstrated in the section on market risk beginning on page 24, even if all appreciation of the Wesco group is ignored, there has been a steady increase in shareholders' equity over the past five years.

     Wesco's management believes the group has adequate liquidity and capital resources, including the ability to borrow, to minimize the impact of a downturn in its fortunes. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. In recognition of the sound financial condition of Wesco and of its Wes-FIC insurance subsidiary, Wesco's $30 million of Notes due November 1, 1999 and Wes-FIC's claims-paying ability have since 1994 been assigned Standard & Poor Corporation's highest rating, AAA.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco's consolidated net income of each business segment, insurance and industrial, as well as nonsegment activities. In each case realized gains or losses are shown separately from "normal" net operating income. (Amounts are in thousands, all after income tax effect.)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1998        1997       1996
                                                             -------    --------    -------
Insurance segment:
  "Normal" net operating income............................  $34,654    $ 33,507    $27,249
  Realized securities gains (losses).......................   33,609      32,843       (115)
                                                             -------    --------    -------
  Segment net income.......................................   68,263      66,350     27,134
                                                             -------    --------    -------
Industrial segment net income (all "normal" net operating
  income)..................................................    3,154       3,622      3,033
                                                             -------    --------    -------
Other than identified business segments:
  "Normal" net operating income (loss).....................     (186)      1,133        438
  Gains, net, on sales of foreclosed real estate...........      572         850         14
  Realized securities gains................................       --      29,854         --
                                                             -------    --------    -------
  Nonsegment net income....................................      386      31,837        452
                                                             -------    --------    -------
       Consolidated net income.............................  $71,803    $101,809    $30,619
                                                             =======    ========    =======

     In the following sections the "normal" net operating income data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 7 to the accompanying consolidated financial statements for additional information.

Insurance Segment

     The "normal" net operating income of the insurance segment (i.e., Wes-FIC and, since July 1996, KBS) represents essentially the combination of underwriting results with dividend and interest income. Following is a summary of such data (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998        1997       1996
                                                            --------    --------    -------
Premiums written..........................................  $ 19,296    $ 10,654    $ 5,353
                                                            ========    ========    =======
Premiums earned...........................................  $ 15,923    $ 11,507    $10,060
                                                            ========    ========    =======
Underwriting gain.........................................  $  7,748    $ 10,647    $ 5,795
Dividend and interest income..............................    38,534      33,694     29,831
General and administrative expenses.......................      (806)       (779)      (478)
                                                            --------    --------    -------
Income before income taxes................................    45,476      43,562     35,148
Income tax provision......................................   (10,822)    (10,055)    (7,899)
                                                            --------    --------    -------
"Normal" net operating income.............................  $ 34,654    $ 33,507    $27,249
                                                            ========    ========    =======

     Premiums written by Wesco's insurance subsidiaries for 1998 were comprised of (1) $17.0 million attributable to KBS and (2) $2.3 million attributable to Wes-FIC. Premiums written in 1997 consisted of (1) $8.6 million attributable to KBS and (2) $2.1 million attributable to Wes-FIC. The increase in premiums written by KBS for 1998 was due principally to KBS's restructuring of its reinsurance program effective January 1, 1998, as explained in Item 1, Business. As a result of the restructuring, KBS received and credited to premiums written in 1998 $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years. Premiums written by Wes-FIC for 1998 and 1997 included approximately $1.7 million in each year relating to Wes-FIC's participation with the Berkshire Insurance Group in a large excess-of-loss super-catastrophe reinsurance policy covering hurricane risk in Florida under an agreement for a three-year period that began January 1, 1997. Super-catastrophe reinsurance retrocessions from the Berkshire Insurance Group to Wes-FIC have declined substantially since inception of such arrangements in 1994. Berkshire's management has attributed the decline to increased competition; it has stated repeatedly that it will not knowingly write business at inadequate rates.

     Earned premiums for 1998, 1997 and 1996 included $13.7 million, $8.7 million and $4.6 million attributable to KBS. The remainder in each year was attributable to Wes-FIC and related principally to super-catastrophe reinsurance participations.

     The underwriting gain for 1998 included $4.4 million attributable to KBS and $3.3 million attributable to Wes-FIC; the latter included, notably, $1.4 million attributable to a super-catastrophe reinsurance policy, and a $1.7 million downward revision of estimated liabilities for losses and loss expenses with respect to Wes-FIC's quota share reinsurance of Fireman's Fund business. The underwriting gain for 1997 included $5.5 million attributable to KBS, and $5.1 million attributable to Wes-FIC; the latter included, notably, $2.3 million attributable to two super-catastrophe reinsurance policies, and a $2.6 million downward revision of estimated liabilities relating to Fireman's Fund. The underwriting gain for 1996 included $1.7 million from KBS as well as $4.1 million from Wes-FIC on expiration of several super-catastrophe reinsurance policies written in 1995. KBS's underwriting gain is net of amortization of "goodwill"; this excess of Wes-FIC's cost over the fair value of the identified net assets acquired in mid-1996 (about $31 million) is being written off over 40 years (or $.8 million per calendar year).

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

     Dividend and interest income has been earned by the insurance group principally (1) on the assets (approximately $.4 billion at market value) added to Wes-FIC by the merger of Mutual Savings in 1994, (2) on capital contributed by Wesco, (3) on earnings retained and reinvested, and (4) on float.

     The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss adjustment expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are based in large part upon estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for future periods. However, Wesco's insurance subsidiaries have maintained capital positions strong enough not only to absorb adverse estimation corrections but also to enable them to accept other insurance contracts. Although additional reinsurance retrocessions from Berkshire subsidiaries, or acquisitions of insurance businesses like or unlike that of KBS, or other attractive reinsurance or insurance arrangements, would be welcome, the timing and extent of any increase in insurance underwriting activity cannot presently be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues, principally sales and services....................  $66,197    $67,693    $63,762
                                                              =======    =======    =======
Income before income taxes..................................  $ 5,272    $ 6,042    $ 5,076
Income tax provision........................................   (2,118)    (2,420)    (2,043)
                                                              -------    -------    -------
"Normal" net operating income...............................  $ 3,154    $ 3,622    $ 3,033
                                                              =======    =======    =======

     Revenues of Precision Steel's businesses declined in 1998 after having improved in 1997. The decline in revenue for 1998 occurred despite a 5.2% increase in pounds of steel products sold, and was attributed by Precision Steel's management to a combination of factors, including (1) a shift in mix of products sold toward lower-priced products, and (2) a decline in selling prices of higher-margin items following price decreases by mills and other suppliers. The improvement in revenues in 1997 resulted from a 16.7% increase in pounds of steel products sold, which Precision Steel's management attributed principally to improvement in the industrial sector of the economy. Revenues per pound, however, decreased in 1997 following price decreases by mills and other suppliers.

     Income before income taxes and normal net operating income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 77.9%, 78.0% and 78.6% for 1998, 1997 and 1996. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel's cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out cost or market; under this method, the most recent costs are reflected in cost of goods sold. Precision Steel's costs for 1998 also included $.6 million, before income taxes ($.4 million after taxes), for the upgrading of computer systems to ensure that its order-taking and other data processing systems would continue to function properly beyond December 31, 1999. (See further discussion of such so-called Year 2000 exposure on page 26.)

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with either business segment, insurance or industrial (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Dividend and interest income................................  $ 2,132    $ 3,148    $ 3,988
Rental income, net, from commercial real estate.............      842        879      1,035
Interest expense............................................   (2,937)    (3,408)    (3,858)
General and administrative expenses.........................   (1,086)    (1,010)    (1,229)
Reduction in allowance for losses on foreclosed real estate
  and other assets..........................................       --      1,800         --
Other items, net............................................      (67)      (594)      (508)
                                                              -------    -------    -------
Income (loss) before income tax benefit.....................   (1,116)       815       (572)
Income tax benefit..........................................      930        318      1,010
                                                              -------    -------    -------
"Normal" net operating income (loss)........................  $  (186)   $ 1,133    $   438
                                                              =======    =======    =======

     "Normal" net operating income or loss other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries and (2) net rental income from owned commercial real estate, reduced by (1) interest and other corporate expenses and (2) costs and expenses associated with the development and liquidation of foreclosed real estate formerly owned by Mutual Savings, including adjustments of reserves for possible losses on sales of foreclosed real estate -- plus or minus income taxes related to such "normal" nonsegment items.

     "Normal" net operating income or loss other than from identified business segments typically fluctuates from period to period but is not significant in amount. The 1997 figure benefited to the extent of $1.1 million, after tax effect, from the inclusion of a reduction in reserves for possible losses on disposition of foreclosed real estate and other assets inherited from Mutual Savings; there were no adjustments of these reserves in 1998 or 1996. MS Property has had success in selling various foreclosed properties at prices higher than were anticipated when the real estate market was extremely depressed.

     Nonsegment dividend and interest income declined sharply in 1998 and 1997 due to conversions of preferred stocks into lower-yielding common stocks. Nonsegment interest expense declined to a lesser extent: in 1997, Wesco's parent company borrowings from an insurance subsidiary were reduced; 1998 benefited from further reductions in such borrowings as well as prepayment late in 1997 of the $3.3 million remaining balance of notes payable collateralized by MS Property's commercial real estate.

     Wesco's nonsegment tax benefits appear at first glance to be anomalous compared to pre-tax income or loss. This is caused by the inclusion in pre-tax income or loss of large (but declining) amounts of dividend income, which is highly tax-favored. All other revenues and expense items are fully taxable or deductible.

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

     Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at December 31, 1998 contained $1.7 billion, or $236.90 per share, of unrealized appreciation of investments, net of taxes -- about 76% of shareholders' equity.)

     Wesco's consolidated earnings for 1998 contained securities gains, after income taxes, of $33.6 million, compared to $62.7 million of after-tax gains for 1997 and after-tax losses of $.1 million for 1996. Of the 1997 figure, only $.1 million was realized through the sale of securities; the balance, $62.6 million, was required to be treated as realized as a result of The Travelers Group Inc.'s acquisition of Salomon Inc. In 1994, Wesco was required to take a charge of $9 million, before taxes ($5.9 million, after taxes) on an investment that had suffered an other-than-temporary decline in value; eventually, the investee's fortunes recovered, and the investment was sold by Wesco at a gain in 1998. The large gains reported for 1998 and 1997, although material in relation to Wesco's net income, had only a minor impact on Wesco's total shareholders' equity:
Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

     Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective provisions, expressed as percentages of income before income taxes, amounted to 29.8%, 33.4% and 22.5% in 1998, 1997 and 1996. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

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

     Shareholders' equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

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

MARKET RISK ANALYSIS

     Wesco's consolidated balance sheet at December 31, 1998 contained $2.8 billion of marketable securities stated at market value. The carrying values of these securities are not only directly exposed to fluctuations in their stock market prices (see below); they are also indirectly exposed to risks related to other markets. For example, the largest holding of the consolidated group ($1.9 billion as of December 31, 1998) was in common stock of Freddie Mac, whose principal assets are mortgages and mortgage securities, which are subject to interest rate risk. The second and third largest holdings

($.8 billion, combined, at December 31, 1998) were in common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks such as commodity price fluctuations, where material, are required to be reported upon in their filings with the Securities and Exchange Commission, which are available to the public.

     Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco's management prefers to invest a meaningful amount in each investee, resulting in concentration, as noted above. Most equity investments are expected to be held for very long periods of time; thus, Wesco management is not necessarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

     The carrying values of investments subject to equity price risks are based on quoted market prices or, in the absence of such, management's estimates of fair value. Market prices are subject to fluctuation and, consequently, the amounts realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments or general market conditions. Furthermore, amounts realized in the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

     The table below shows the effects as of December 31, 1998 of a hypothetical 30% overall increase or decrease in market prices of "securities" (defined for this purpose as marketable equity securities, plus preferred shares convertible into common stock selling significantly above conversion price) owned by the Wesco group. These changes result in a pro forma 24.8% increase or decrease in shareholders' equity (amounts in thousands):

                                                               INCREASE      DECREASE
                                                              ----------    ----------
Market value of securities:
  As recorded...............................................  $2,822,595    $2,822,595
  Hypothetical (assuming 30% change)........................   3,669,374     1,975,816

Shareholders' equity:
  As recorded...............................................   2,223,756     2,223,756
  Pro forma (results in 24.8% change).......................   2,774,162     1,673,350
                                                              ==========    ==========

     The foregoing hypothetical changes in market values do not reflect what could be considered the best- or worst-case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the concentration existing in Wesco's consolidated investment portfolio. However, Wesco has substantial shareholders' equity, providing a margin of safety against a significant decline in portfolio values. This can be seen by glancing at the following balance sheet totals, which result from removing all unrealized appreciation and related deferred taxes from balance sheet totals shown in the final table in Item 6 (in thousands except for amounts per share):

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Total assets............................  $634,954   $603,178   $478,863   $442,439   $425,159
                                          ========   ========   ========   ========   ========
Total liabilities.......................  $ 97,914   $129,825   $ 99,488   $ 86,139   $ 96,134
                                          ========   ========   ========   ========   ========
Total shareholders' equity..............  $537,040   $473,353   $379,375   $356,303   $329,025
                                          ========   ========   ========   ========   ========
Per capital share.......................  $  75.43   $  66.48   $  53.28   $  50.04   $  46.21
                                          ========   ========   ========   ========   ========

     Wesco's consolidated balance sheet at December 31, 1998 did not contain significant assets or liabilities with values subject to interest rate, commodity price, or foreign exchange rate risks. The Wesco group does not utilize stand-alone derivatives to manage these or other market risks.

YEAR 2000 EXPOSURE

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

     Wesco and affiliated companies have been working on Year 2000 readiness issues in varying degrees for several years. Managements of the operating units have reported that the process of identifying Year 2000 problems and determining remedial action is nearly complete. It appears all critical systems will be Year 2000 compliant by the summer of 1999. Testing of systems believed to be Year 2000 compliant has begun and will continue throughout 1999. A number of customers and suppliers, including banks and providers of payroll services, have been contacted regarding their own progress on Year 2000 issues. While no significant customer or supplier has expressed doubt that it will resolve its Year 2000 issues in a timely manner, Wesco can provide no assurance that significant Year 2000 noncompliance by one or more unrelated parties will not ultimately occur, resulting in the inability of a Wesco operating unit to obtain or deliver products or services, or the incurrence by a Wesco insurance subsidiary of losses under property and casualty insurance and reinsurance contracts. While such noncompliance by an unrelated party could conceivably have a materially adverse effect on Wesco's consolidated net income, Wesco's management does not believe that the total worst-case effect, which cannot be estimated, would be material in relation to its shareholders' equity.

     Insofar as non-subsidiary investees are concerned, Wesco's assessment of its Year 2000 exposure has been limited to review of SEC-mandated disclosures in published reports, augmented by contact with representatives of Freddie Mac, which accounts for well over half of the market value of consolidated marketable equity securities. In each case the outside entity has indicated it is aware of the Year 2000 issue and is in process of assessing the situation and developing and implementing solutions in a timely manner. Wesco will continue to monitor its investees' progress, because if one or more of them were not adequately prepared at the start of 2000, or if capital markets were severely disrupted due to the failure of governmental bodies or private entities to address Year 2000 issues in a timely and effective manner, Wesco could suffer material adverse effects. Although the financial impact of such effects cannot be estimated, in the extremely unlikely event the overall market value of Wesco's investments dropped to original cost, in the opinion of Wesco's management, Wesco and its operating units would still be clearly viable.

     Wesco expects ultimately to incur approximately $.8 million in identification, remediation and testing of Year 2000 issues. Approximately $.6 million of this amount ($.4 million after income taxes) had been incurred and charged against earnings as of December 31, 1998. Wesco does not believe that any significant information technology projects have been delayed due to Year 2000 efforts.

     Wesco and its subsidiaries have begun consideration of contingency plans to deal with certain Year 2000 issues in the event that remediation efforts by themselves or others prove unsuccessful. Such plans will be more fully developed throughout 1999 to address specific areas of need.

FORWARD-LOOKING STATEMENTS

     Certain written or oral representations of management stated herein or elsewhere constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. For example, the preceding section on Year 2000 exposure contains several forward-looking statements. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules of Wesco appearing in this report:

                                                                PAGE
                    FINANCIAL STATEMENTS                      NUMBER(S)
                    --------------------                      ---------
Independent auditors' report................................     30
Consolidated balance sheet -- December 31, 1998 and 1997....     31
Consolidated statement of income -- years ended December 31,
  1998, 1997 and 1996.......................................     32
Consolidated statement of changes in shareholders'
  equity -- years ended December 31, 1998, 1997 and 1996....     33
Consolidated statement of cash flows -- years ended December
  31, 1998, 1997 and 1996...................................     34
Notes to consolidated financial statements..................  35 - 41

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

                                                              SCHEDULE     PAGE
               FINANCIAL STATEMENT SCHEDULES                   NUMBER    NUMBER(S)
               -----------------------------                  --------   ---------
Condensed financial information of Registrant -- December
  31, 1998 and 1997, and years ended December 31, 1998, 1997
  and 1996..................................................    I        42 - 43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the section entitled "Election of Directors" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section "Voting Securities and Holders Thereof" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Voting Securities and Holders Thereof," "Compensation of Directors and Executive Officers" and "Board of Director Interlocks and Insider Participation" in the 1999 Proxy Statement is incorporated herein by reference.

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

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 1998. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:     Charles T. Munger                                         March 24, 1999
        Chairman of the Board (principal executive officer)

By:     Robert H. Bird                                            March 24, 1999
        President (principal operating officer)

By:     Jeffrey L. Jacobson                                       March 24, 1999
        Vice President and Chief Financial Officer
        (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird
Director                                                          March 24, 1999

Carolyn H. Carlburg
Director                                                          March 24, 1999

James N. Gamble
Director                                                          March 24, 1999

Charles T. Munger
Director                                                          March 24, 1999

David K. Robinson
Director                                                          March 24, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
March 8, 1999

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
ASSETS
Cash and cash equivalents...................................  $  320,034    $   10,687
Investments:
  Securities with fixed maturities..........................      66,619       279,697
  Marketable equity securities..............................   2,778,595     2,224,848
Accounts receivable.........................................       7,707         7,148
Real estate held for sale...................................       2,327         5,240
Property and equipment......................................      12,193        13,229
Excess of cost over net assets of acquired business.........      29,338        30,121
Other assets................................................      11,593        17,142
                                                              ----------    ----------
                                                              $3,228,406    $2,588,112
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses...............  $   36,731    $   41,437
Notes payable...............................................      33,635        33,635
Income taxes payable, principally deferred..................     920,035       733,488
Other liabilities...........................................      14,249        15,260
                                                              ----------    ----------
                                                               1,004,650       823,820
                                                              ----------    ----------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000
     shares; issued and outstanding, 7,119,807 shares.......       7,120         7,120
  Capital in excess of par value............................      23,319        23,319
  Unrealized appreciation of investments, net of taxes......   1,686,716     1,290,939
  Retained earnings.........................................     506,601       442,914
                                                              ----------    ----------
     Total shareholders' equity.............................   2,223,756     1,764,292
                                                              ----------    ----------
                                                              $3,228,406    $2,588,112
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1998        1997        1996
                                                          --------    --------    --------
Revenues:
  Sales and service revenues............................  $ 66,137    $ 67,557    $ 63,654
  Insurance premiums earned.............................    15,923      11,507      10,060
  Dividend and interest income..........................    40,543      36,552      33,313
  Realized gains (losses), net, on securities and
     foreclosed property................................    52,672     102,348        (152)
  Other.................................................       904       1,087       1,144
                                                          --------    --------    --------
                                                           176,179     219,051     108,019
                                                          --------    --------    --------
Costs and expenses:
  Cost of products and services sold....................    51,527      52,710      50,054
  Insurance losses and expenses.........................     8,174         860       4,264
  Selling, general and administrative expenses..........    11,156       9,393      10,849
  Interest on notes payable.............................     3,016       3,320       3,352
                                                          --------    --------    --------
                                                            73,873      66,283      68,519
                                                          --------    --------    --------
Income before income taxes..............................   102,306     152,768      39,500
Provision for income taxes..............................   (30,503)    (50,959)     (8,881)
                                                          --------    --------    --------
     Net income.........................................  $ 71,803    $101,809    $ 30,619
                                                          ========    ========    ========
Amounts per capital share based on 7,119,807 shares
  outstanding throughout each year:
  Net income............................................  $  10.08    $  14.30    $   4.30
                                                          ========    ========    ========
  Cash dividends........................................  $   1.14    $   1.10    $   1.06
                                                          ========    ========    ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                          SHAREHOLDERS' EQUITY
                                      -------------------------------------------------------------     TOTAL
                                                CAPITAL IN     UNREALIZED                              COMPRE-
                                      CAPITAL   EXCESS OF     APPRECIATION    RETAINED                 HENSIVE
                                       STOCK    PAR VALUE    OF INVESTMENTS   EARNINGS     TOTAL        INCOME
                                      -------   ----------   --------------   --------   ----------    --------
Balance, December 31, 1995..........  $7,120     $23,319       $  601,326     $325,864   $  957,629
Net income..........................                                            30,619       30,619
Unrealized appreciation of
  investments, net of income tax
  effect............................                              270,199                   270,199    $300,933
                                                                                                       ========
Reversal of unrealized depreciation
  upon inclusion of realized net
  losses in net income..............                                  115                       115
Cash dividends declared and paid....                                            (7,547)      (7,547)
                                      ------     -------       ----------     --------   ----------
Balance, December 31, 1996..........   7,120      23,319          871,640      348,936    1,251,015
Net income..........................                                           101,809      101,809
Unrealized appreciation of
  investments, net of income tax
  effect............................                              481,996                   481,996    $521,108
                                                                                                       ========
Reversal of unrealized appreciation
  upon inclusion of realized net
  gains in net income...............                              (62,697)                  (62,697)
Cash dividends declared and paid....                                            (7,831)      (7,831)
                                      ------     -------       ----------     --------   ----------
Balance, December 31, 1997..........   7,120      23,319        1,290,939      442,914    1,764,292
Net income..........................                                            71,803       71,803
Unrealized appreciation of
  investments, net of income tax
  effect............................                              429,386                   429,386    $467,580
                                                                                                       ========
Reversal of unrealized appreciation
  upon inclusion of realized net
  gains in net income...............                              (33,609)                  (33,609)
Cash dividends declared and paid....                                            (8,116)      (8,116)
                                      ------     -------       ----------     --------   ----------
Balance, December 31, 1998..........  $7,120     $23,319       $1,686,716     $506,601   $2,223,756
                                      ======     =======       ==========     ========   ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1998        1997       1996
                                                            --------    --------    -------
Cash flows from operating activities:
  Net income..............................................  $ 71,803    $101,809    $30,619
  Adjustments to reconcile net income with cash flows from
     operating activities --
     Realized (gains) losses, net, on securities and
       foreclosed property, before taxes..................   (52,672)   (102,348)       152
     Provision for depreciation and amortization..........     2,068       2,056      1,672
     Reduction in allowance for losses on real estate held
       for sale and other assets..........................        --      (1,800)        --
     Decrease in liabilities for losses and loss
       adjustment expenses of insurance businesses........    (4,706)     (4,054)    (2,816)
     Increase (decrease) in income taxes payable..........    (8,852)     40,589     (1,325)
     Other, net...........................................     5,542      (1,377)    (6,228)
                                                            --------    --------    -------
          Net cash flows from operating activities........    13,183      34,875     24,724
                                                            --------    --------    -------
Cash flows from investing activities:
  Purchases of securities with fixed maturities...........   (19,066)   (176,235)   (65,918)
  Proceeds from maturities and redemptions of securities
     with fixed maturities................................     5,587      35,215     10,521
  Proceeds from sales of marketable equity securities.....   177,266          --         --
  Proceeds from sales of securities with fixed
     maturities...........................................   126,128      95,122     45,389
  Acquisition of business, net of cash and cash
     equivalents acquired.................................        --          --    (77,320)
  Principal collections on loans..........................     1,425       1,425      5,102
  Other, net..............................................    12,940       8,604        314
                                                            --------    --------    -------
          Net cash flows from investing activities........   304,280     (35,869)   (81,912)
                                                            --------    --------    -------
Cash flows from financing activities:
  Repayments of notes.....................................        --      (3,527)      (207)
  Payment of cash dividends...............................    (8,116)     (7,831)    (7,547)
                                                            --------    --------    -------
          Net cash flows from financing activities........    (8,116)    (11,358)    (7,754)
                                                            --------    --------    -------
Increase (decrease) in cash and cash equivalents..........   309,347     (12,352)   (64,942)
Cash and cash equivalents -- beginning of year............    10,687      23,039     87,981
                                                            --------    --------    -------
Cash and cash equivalents -- end of year..................  $320,034    $ 10,687    $23,039
                                                            ========    ========    =======
Supplementary disclosures:
  Interest paid during year...............................  $  3,016    $  3,320    $ 3,352
  Income taxes paid, net, during year.....................    56,695      11,934     10,794
  Noncash investing activities --
     Fair value of investments exchanged..................        --     180,772         --
                                                            ========    ========    =======

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

     Wesco's consolidated financial statements include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company ("Wes-FIC"), The Kansas Bankers Surety Company ("KBS"), Precision Steel Warehouse, Inc. ("Precision Steel"), and MS Property Company ("MS Property").

     The outstanding stock of KBS was purchased by Wes-FIC in 1996 for approximately $80,000. The excess of purchase cost over the fair value of the identified net assets acquired, approximately $31,300, is being amortized on a straight-line basis over 40 years. The net unamortized balance is carried as an asset on the consolidated balance sheet.

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

     All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements

     In 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards required to be adopted at the beginning of 1998:
No. 130, "Reporting Comprehensive Income," which established standards for the reporting of so-called comprehensive income and its components; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments in interim and annual financial statements. Wesco's comprehensive income data are included in the consolidated statement of changes in shareholders' equity. Business segment data are included in Note 7.

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

     Investments in marketable equity securities and securities with fixed maturities at December 31, 1998 and 1997 were deemed to be available-for-sale and, accordingly, carried at quoted market or estimated fair value, with the net unrealized gain shown as a separate component of shareholders' equity. Unrealized appreciation constitutes a high proportion of Wesco's shareholders' equity (76% and 73% at December 31, 1998 and 1997). As a result, shareholders' equity is sensitive to fluctuations in underlying market quotations, and gains or losses ultimately realized upon sale of the investments, less taxes, could differ very significantly from recorded unrealized appreciation.

     Following is a summary of securities with fixed maturities:

                                                     DECEMBER 31, 1998            DECEMBER 31, 1997
                                                 --------------------------   --------------------------
                                                             ESTIMATED FAIR               ESTIMATED FAIR
                                                 AMORTIZED     (CARRYING)     AMORTIZED     (CARRYING)
                                                   COST          VALUE          COST          VALUE
                                                 ---------   --------------   ---------   --------------
Obligations of U.S. Government and its
  agencies.....................................   $16,025       $16,358       $131,392       $147,361
State and municipal bonds......................     5,526         5,578         12,145         12,240
Convertible preferred stocks...................    45,000        44,000         93,000        115,200
Mortgage-backed securities.....................       683           683          4,861          4,896
                                                  -------       -------       --------       --------
                                                  $67,234       $66,619       $241,398       $279,697
                                                  =======       =======       ========       ========

     At 1998 yearend, the estimated fair values of securities with fixed maturities contained $390 of unrealized gains and $1,005 of unrealized losses, compared with $38,349 of unrealized gains and $50 of unrealized losses at 1997 yearend.

     In November 1997, the merger of Salomon Inc ("Salomon") with and into a subsidiary of The Travelers Group Inc. ("Travelers") was completed. Wesco and its subsidiaries received common and preferred stock of Travelers in exchange for common and preferred shares of Salomon then owned. The value of the Travelers shares received was $180,772. Realized investment gains for 1997 included $100,772 before taxes ($62,604, or $8.79 per Wesco share, after taxes) with respect to the transaction.

     The preferred shares held at 1998 yearend are expected to be converted to common stock in 1999. Other investments in securities with fixed maturities at 1998 yearend are expected to mature as follows:

                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------    -------
In one year or less.........................................   $ 4,163     $ 4,171
After one year through five years...........................    17,388      17,765
After five years............................................        --          --
                                                               -------     -------
                                                                21,551      21,936
Mortgage-backed securities..................................       683         683
                                                               -------     -------
                                                               $22,234     $22,619
                                                               =======     =======

            Dollar amounts in thousands except for amounts per share

     Following is a summary of marketable equity securities (all common stocks):

                                             DECEMBER 31, 1998         DECEMBER 31, 1997
                                           ----------------------    ----------------------
                                                         QUOTED                    QUOTED
                                                         MARKET                    MARKET
                             NUMBER OF                 (CARRYING)                (CARRYING)
                               SHARES        COST        VALUE         COST        VALUE
                             ----------    --------    ----------    --------    ----------
Freddie Mac................  28,800,000    $ 71,729    $1,855,800    $ 71,729    $1,207,814
The Coca-Cola Company......   7,205,600      40,761       482,775      40,761       480,527
The Gillette Company.......   3,200,000      40,000       306,000      40,000       321,402
Other......................                  32,038       134,020     125,723       215,105
                                           --------    ----------    --------    ----------
                                           $184,528    $2,778,595    $278,213    $2,224,848
                                           ========    ==========    ========    ==========

     The market values of marketable equity securities contained no unrealized losses at 1998 or 1997 yearends.

     Realized investment gains (losses), before income taxes, from sales and redemptions of investments are summarized below for each of the past three years:

                                                               1998        1997      1996
                                                              -------    --------    -----
Securities with fixed maturities --
  Gross realized gains......................................  $16,126    $ 50,143    $  --
  Gross realized losses.....................................       --          --     (177)
Marketable equity securities --
  Gross realized gains......................................   43,611      50,771       --
  Gross realized losses.....................................   (8,031)         --       --
                                                              -------    --------    -----
                                                              $51,706    $100,914    $(177)
                                                              =======    ========    =====

NOTE 3. INSURANCE

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

     Insurance premiums are generally recognized as earned revenues pro rata over the term of each contract. Unearned insurance premiums of $7,749 and $7,432 at December 31, 1998 and 1997 are included in other liabilities on the consolidated balance sheet.

     Liabilities for unpaid losses and loss adjustment expenses are based upon estimates of ultimate claim costs associated with claim occurrences as of the balance sheet date, and are determined from (1) individual case amounts, (2) incurred but not reported losses, based on past experience, and (3) reports from ceding insurers. As further data become available, the liabilities are reevaluated and adjusted as appropriate.

     Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts. Losses and loss adjustment expenses recoverable at yearend under reinsurance contracts are included in accounts receivable on the consolidated balance sheet.

            Dollar amounts in thousands except for amounts per share

     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                               1998       1997       1996
                                                              -------    -------    -------
Balance at beginning of year..............................    $41,437    $45,491    $34,195
Less ceded liabilities....................................     (1,340)      (840)        --
                                                              -------    -------    -------
Balance at beginning of year..............................     40,097     44,651     34,195
                                                              -------    -------    -------
Liabilities of KBS at date of acquisition.................         --         --     12,639
                                                              -------    -------    -------
Incurred losses recorded during year --
  For current year........................................     11,604      6,563        984
  For all prior years*....................................     (7,646)    (7,453)      (194)
                                                              -------    -------    -------
  Total incurred losses...................................      3,958       (890)       790
                                                              -------    -------    -------
Payments made during year --
  For current year........................................      4,673      1,579      1,224
  For all prior years.....................................      2,651      2,085      1,749
                                                              -------    -------    -------
  Total payments..........................................      7,324      3,664      2,973
                                                              -------    -------    -------
Plus ceded liabilities at end of year.....................         --      1,340        840
                                                              -------    -------    -------
Balance at end of year....................................    $36,731    $41,437    $45,491
                                                              =======    =======    =======

---------------
* Primarily represents adjustments of estimated losses.

NOTE 4. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Notes due November 1, 1999, bearing interest at 8 7/8%
  payable
  semiannually..............................................  $30,000    $30,000
Note due January 2002, bearing interest at 7 5/8% payable
  monthly...................................................    1,035      1,035
Industrial revenue bonds due December 2014, bearing interest
  at 7 3/4% payable semiannually............................    2,600      2,600
                                                              -------    -------
                                                              $33,635    $33,635
                                                              =======    =======

     The 8 7/8% notes are not convertible. The indenture contains covenants, among others, enabling the lenders to require Wesco to redeem the notes at par in the event Wesco ceases to be controlled by Berkshire. Wesco is in compliance with all of the covenants.

     Estimated fair market values of the foregoing notes payable at December 31, 1998 and December 31, 1997 were approximately $34,700 and $35,300. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

            Dollar amounts in thousands except for amounts per share

NOTE 5. INCOME TAXES

     Following is a breakdown of income taxes payable at 1998 and 1997 yearends:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax liabilities, relating to --
  Appreciation of investments, principally unrealized.......  $906,736    $729,012
  Other items...............................................    14,380       8,180
                                                              --------    --------
                                                               921,116     737,192
Deferred tax assets.........................................    (6,450)     (5,380)
                                                              --------    --------
     Net deferred tax liabilities...........................   914,666     731,812
Taxes currently payable.....................................     5,369       1,676
                                                              --------    --------
Income taxes payable........................................  $920,035    $733,488
                                                              ========    ========

     Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under generally accepted accounting principles, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes has been charged or credited to shareholders' equity, as in the case of unrealized appreciation of investments. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

     The consolidated statement of income contains a provision for income taxes, as follows:

                                                               1998       1997       1996
                                                             --------    -------    -------
Federal....................................................  $ 30,148    $45,781    $ 8,578
State......................................................       355      5,178        303
                                                             --------    -------    -------
     Provision for income taxes............................  $ 30,503    $50,959    $ 8,881
                                                             ========    =======    =======
Current....................................................  $ 65,039    $13,021    $11,028
Deferred provision (benefit)...............................   (34,536)    37,938     (2,147)
                                                             --------    -------    -------
     Provision for income taxes............................  $ 30,503    $50,959    $ 8,881
                                                             ========    =======    =======

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

                                                              1998     1997    1996
                                                              -----    ----    -----
Statutory federal income tax rate...........................   35.0%   35.0%    35.0%
Increase (decrease) resulting from:
  Exclusion from taxable income of a significant portion of
     dividend income........................................   (6.3)   (3.8)   (14.4)
  Exclusion from taxable income of a significant portion of
     interest income on state and municipal bonds...........   (0.2)   (0.2)    (0.6)
  State income taxes, less federal tax benefit..............    0.3     2.2      0.5
  Other differences, net....................................    1.0     0.2      2.0
                                                              -----    ----    -----
Effective income tax provision rate.........................   29.8%   33.4%    22.5%
                                                              =====    ====    =====

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

            Dollar amounts in thousands except for amounts per share

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. California franchise tax returns through 1990 have been examined by and settled with the California Franchise Tax Board.

NOTE 6. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1998 and 1997 follows:

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1998            1998           1998        1998
                                            ------------    -------------    --------    ---------
Total revenues............................    $ 22,816         $32,155       $90,078      $31,130
                                              ========         =======       =======      =======
Net income excluding securities gains.....    $ 10,413         $ 9,358       $ 9,556      $ 8,867
  Per capital share.......................        1.46            1.32          1.34         1.24
Realized securities gains (losses), net of
  income tax effect.......................      (4,161)             --        37,770           --
  Per capital share.......................        (.59)             --          5.31           --
                                              --------         -------       -------      -------
Net income................................    $  6,252         $ 9,358       $47,326      $ 8,867
  Per capital share.......................         .87            1.32          6.65         1.24
                                              ========         =======       =======      =======

                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1997            1997           1997        1997
                                            ------------    -------------    --------    ---------
Total revenues............................    $129,778         $30,133       $29,084      $29,450
                                              ========         =======       =======      =======
Net income excluding securities gains.....    $ 11,347         $ 9,246       $ 8,736      $ 9,783
  Per capital share.......................        1.59            1.30          1.23         1.37
Realized securities gains (losses), net of
  income tax effect.......................      62,555             142            --           --
  Per capital share.......................        8.79             .02            --           --
                                              --------         -------       -------      -------
Net income................................    $ 73,902         $ 9,388       $ 8,736      $ 9,783
  Per capital share.......................       10.38            1.32          1.23         1.37
                                              ========         =======       =======      =======

NOTE 7. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the past three years is presented in the table on the next page, broken down as to Wesco's business segments.

     The insurance segment includes the accounts of Wes-FIC and, since July 1996, its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. Its business has included various contractual arrangements with insurance subsidiaries of Berkshire under which Wes-FIC has participated in various reinsurance arrangements the Berkshire subsidiaries have had with various insurance companies. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest.

     In addition to generating insurance premiums, Wesco's insurance segment has derived dividend and interest income from the investment of float (premiums received in advance of the time related claims and expenses are paid) and cash invested or retained in the business by its owners, and has realized gains on sales of investments. The net worth of the insurance segment reflects much unrealized appreciation of investments.

     The insurance companies are subject to regulation by applicable state insurance departments and also, in KBS's case, the Department of the Treasury.

     The industrial segment includes the operating accounts of Precision Steel and its subsidiaries. The Precision Steel group operates two service centers, which buy steel and other metals in the form of sheets or strips, cut these to order and sell them directly to a wide variety of industrial customers throughout the United States. The Precision Steel group also manufactures shim stock and other tool

            Dollar amounts in thousands except for amounts per share room specialty items, as well as hose and muffler clamps, and sells them nationwide, generally through distributors.

     Items not identified with either business segment include principally (1) investments other than those of Wes-FIC and KBS, together with related dividend and interest income and securities gains and losses, (2) commercial real estate properties, together with related revenues and expenses, (3) foreclosed real estate formerly owned by a savings and loan subsidiary, together with associated costs and expenses of development and liquidation, (4) the assets, revenues and expenses of the parent company, and (5) related income taxes.

                                                             1998          1997          1996
                                                          ----------    ----------    ----------
Insurance:
  Premiums earned.......................................  $   15,923    $   11,507    $   10,060
  Dividend and interest income..........................      38,534        33,694        29,831
  Realized securities gains (losses), net...............      51,706        50,528          (177)
  Provision for income taxes............................     (28,919)      (27,741)       (7,838)
  Net income............................................      68,263        66,350        27,134
  Depreciation and amortization other than of discounts
    and premiums of investments.........................         887           897           505
  Unrealized appreciation of investments, net of
    taxes...............................................   1,678,536     1,280,544       863,083
  Net worth.............................................   2,205,860*    1,684,978     1,201,167
  Capital expenditures..................................          29            68            19
  Acquisition of business, net of cash and cash
    equivalents.........................................          --            --        77,320
  Identifiable assets...................................   3,157,338     2,440,141     1,720,748
                                                          ==========    ==========    ==========
Industrial:
  Sales, service and other revenues.....................  $   66,197    $   67,693    $   63,762
  Provision for income taxes............................      (2,118)       (2,420)       (2,043)
  Net income............................................       3,154         3,622         3,033
  Depreciation and amortization.........................         852           849           879
  Capital expenditures..................................         274           614           452
  Net worth.............................................      18,773        15,619        11,997
  Identifiable assets...................................      22,965        23,084        22,001
                                                          ==========    ==========    ==========
Not identified with a business segment:
  Dividend and interest income..........................  $    2,132    $    3,148    $    3,988
  Rental income.........................................         842           879         1,035
  Realized gains on securities and foreclosed
    properties, net.....................................         966        51,820            24
  Other revenues........................................           2            72             2
  Income tax (provision) benefit........................         534       (20,798)        1,000
  Net income............................................         386        31,837           452
  Depreciation and amortization.........................         394           388           353
  Capital expenditures..................................           1           495            --
  Unrealized appreciation of investments, net of
    taxes...............................................       8,180        10,395         8,557
  Net worth (deficit)...................................        (877)       63,695        37,851
  Identifiable assets...................................      49,660       126,450        85,929
                                                          ==========    ==========    ==========
Reconciliations:
  Total revenues set forth above........................  $  176,302    $  219,341    $  108,525
  Less intercompany interest............................        (123)         (290)         (506)
                                                          ----------    ----------    ----------
         Total consolidated revenues....................  $  176,179    $  219,051    $  108,019
                                                          ==========    ==========    ==========
  Total assets set forth above..........................  $3,229,963    $2,589,675    $1,828,678
  Less intercompany debt................................      (1,557)       (1,563)      (10,273)
                                                          ----------    ----------    ----------
         Total consolidated assets......................  $3,228,406    $2,588,112    $1,818,405
                                                          ==========    ==========    ==========

---------------
* The net worth of the insurance segment computed under regulatory accounting principles was $3,102,361 at yearend 1998. The difference between that figure and the segment's net worth computed under generally accepted accounting principles ("GAAP") represents mainly the deduction of deferred income taxes associated with unrealized appreciation of investments in calculating the GAAP figure.

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
ASSETS
Cash and cash equivalents...................................  $       23    $       13
Marketable equity securities................................          --        48,062
Convertible preferred stocks................................      22,000        48,000
Investment in subsidiaries, at cost plus equity in
  subsidiaries' undistributed earnings and unrealized
  appreciation:
  Wes-FIC and KBS...........................................   2,205,874     1,684,978
  Precision Steel...........................................      51,579        46,735
  MS Property...............................................      13,806        13,080
Other assets................................................         548           693
                                                              ----------    ----------
                                                              $2,293,830    $1,841,561
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Advances from subsidiaries..................................  $   32,202    $   22,672
Notes payable...............................................      31,035        31,035
Income taxes payable, principally deferred..................       6,367        23,095
Other liabilities...........................................         470           467
                                                              ----------    ----------
          Total liabilities.................................      70,074        77,269
                                                              ----------    ----------
Shareholders' equity (see consolidated balance sheet and
  statement of changes in shareholders' equity).............   2,223,756     1,764,292
                                                              ----------    ----------
                                                              $2,293,830    $1,841,561
                                                              ==========    ==========

                              STATEMENT OF INCOME
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1998        1997       1996
                                                             -------    --------    -------
Revenues:
  Dividend income..........................................  $ 1,687    $  2,692    $ 3,375
  Realized securities gain.................................       --      50,386         --
  Other....................................................       40         118        197
                                                             -------    --------    -------
                                                               1,727      53,196      3,572
                                                             -------    --------    -------
Expenses:
  Interest on notes payable................................    2,937       3,104      3,320
  General and administrative...............................      475         414        366
                                                             -------    --------    -------
                                                               3,412       3,518      3,686
                                                             -------    --------    -------
Income (loss) before items shown below.....................   (1,685)     49,678       (114)
Income tax (provision) benefit.............................    1,100     (19,654)       760
Equity in undistributed earnings of subsidiaries...........   72,388      71,785     29,973
                                                             -------    --------    -------
       Net income..........................................  $71,803    $101,809    $30,619
                                                             =======    ========    =======

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1998        1997       1996
                                                             -------    --------    -------
Cash flows from operating activities:
  Net income.............................................    $71,803    $101,809    $30,619
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized securities gains...........................         --     (50,386)        --
     Deferred income taxes on realized securities gain...         --      20,532         --
     Increase (decrease) in income taxes payable
       currently.........................................       (951)        836     (1,196)
     Equity in undistributed earnings of subsidiaries....    (72,388)    (59,034)   (29,973)
     Other, net..........................................         58         (20)       163
                                                             -------    --------    -------
          Net cash flows from operating activities.......     (1,478)     13,737       (387)
                                                             -------    --------    -------
Cash flows from investing activities:
  Principal collections on loans.........................         75          75      4,000
                                                             -------    --------    -------
          Net cash flows from investing activities.......         75          75      4,000
                                                             -------    --------    -------
Cash flows from financing activities:
  Advances from (repayments to) subsidiaries, net........      9,529      (5,985)     3,883
  Payment of cash dividends..............................     (8,116)     (7,831)    (7,547)
                                                             -------    --------    -------
          Net cash flows from financing activities.......      1,413     (13,816)    (3,664)
                                                             -------    --------    -------
Increase (decrease) in cash and cash equivalents.........         10          (4)       (51)
Cash and cash equivalents -- beginning of year...........         13          17         68
                                                             -------    --------    -------
Cash and cash equivalents -- end of year.................    $    23    $     13    $    17
                                                             =======    ========    =======
  Noncash investing activities --
     Investments contributed to subsidiary...............    $54,627          --         --
                                                             =======    ========    =======

                 See notes to consolidated financial statements