Form 10-Q
period 1999-03-31
WESCO FINANCIAL CORP
filed 1999-05-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Quarterly period ended March 31, 1999 or

         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ]      For the transition period from                  to
                                       ----------------    ----------------

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
Yes   X    No
    -----     -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes      No
                           ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 10, 1999

                          PART I. FINANCIAL INFORMATION

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



                                           WESCO FINANCIAL CORPORATION



Date: May 14, 1999                          By: /s/ JEFFREY L. JACOBSON
      ------------                             -----------------------------
                                               Jeffrey L. Jacobson
                                               Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999



                                      INDEX



                                                                                                Page(s)
                                                                                                -------
Condensed consolidated statement of income -- three-month
      periods ended March 31, 1999 and March 31, 1998.........................................     4

Condensed consolidated balance sheet --
     March 31, 1999 and December 31, 1998.....................................................     5

Condensed consolidated statement of changes in shareholders' equity --
     three-month periods ended March 31, 1999
     and March 31, 1998.......................................................................     6

Condensed consolidated statement of cash flows --three-month periods ended March
     31, 1999
     and March 31, 1998.......................................................................     7

Notes to condensed consolidated financial
     statements...............................................................................     8-9

                           WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


                                                                                                Three Months Ended
                                                                                           -----------------------------
                                                                                           March 31,           March 31,
                                                                                             1999                 1998
                                                                                           --------             --------
Revenues:
    Sales and service revenues ................................................            $ 17,048             $ 18,017
    Insurance premiums earned .................................................               3,794                3,444
    Dividend and interest income ..............................................              11,608                9,443
    Other .....................................................................                 242                  226
                                                                                           --------             --------
                                                                                             32,692               31,130
                                                                                           --------             --------

Costs and expenses:
    Cost of products and services sold ........................................              13,497               14,274
    Insurance losses, loss adjustment and underwriting expenses ...............               1,346                1,955
    Selling, general and administrative expenses ..............................               2,934                2,761
    Interest on notes payable .................................................                 748                  754
                                                                                           --------             --------
                                                                                             18,525               19,744
                                                                                           --------             --------
Income before income taxes ....................................................              14,167               11,386
Provision for income taxes ....................................................              (3,546)              (2,519)
                                                                                           --------             --------
    Net income ................................................................            $ 10,621             $  8,867
                                                                                           ========             ========

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
        Net income ............................................................            $   1.49             $   1.24
                                                                                           ========             ========
        Cash dividends ........................................................            $   .295             $   .285
                                                                                           ========             ========





See notes beginning on page 8.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                       March 31,              Dec. 31,
                                                                         1999                   1998
                                                                      ----------            ----------

                                     ASSETS

Cash and cash equivalents ................................            $  328,066            $  320,034
Investments:
   Securities with fixed maturities ......................                76,738                66,619
   Marketable equity securities ..........................             2,608,885             2,778,595
Excess of cost over net assets of acquired business ......                29,142                29,338
Other assets .............................................                39,390                33,820
                                                                      ----------            ----------
                                                                      $3,082,221            $3,228,406
                                                                      ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ............            $   36,594            $   36,731
Notes payable ............................................                33,635                33,635
Income taxes payable, principally deferred ...............               864,441               920,035
Other liabilities ........................................                17,465                14,249
                                                                      ----------            ----------
   Total liabilities .....................................               952,135             1,004,650
                                                                      ----------            ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .......                30,439                30,439
  Unrealized appreciation of investments, net of taxes ...             1,584,526             1,686,716
  Retained earnings ......................................               515,121               506,601
                                                                      ----------            ----------
   Total shareholders' equity ............................             2,130,086             2,223,756
                                                                      ----------            ----------
                                                                      $3,082,221            $3,228,406
                                                                      ==========            ==========



See notes beginning on page 8.

                           WESCO FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                Shareholders' Equity
                                             ----------------------------------------------------------------
                                               Capital                                                                Total
                                              Stock and                                                              Compre-
                                              Capital in       Unrealized                                             hensive
                                              Excess of       Appreciation        Retained                            Income
                                              Par Value      of Investments       Earnings           Total            (Loss)
                                             -----------       -----------       -----------      -----------      -----------
Balance, December 31, 1997 ............      $    30,439       $ 1,290,939       $   442,914      $ 1,764,292

Net income ............................                                                8,867            8,867

Unrealized appreciation of investments,                                                                            $   215,250
                                                                                                                   ===========
  net of income tax effect ............                            206,383                            206,383

Cash dividends declared and paid ......                                               (2,029)          (2,029)
                                             -----------       -----------       -----------      -----------
Balance, March 31, 1998 ...............      $    30,439       $ 1,497,322       $   449,752      $ 1,977,513
                                             ===========       ===========       ===========      ===========

                                                          *  *  *  *  *

Balance, December 31, 1998 ............      $    30,439       $ 1,686,716       $   506,601      $ 2,223,756


Net income ............................                                               10,621           10,621

Unrealized depreciation of investments,                                                                            $   (91,569)
                                                                                                                   ===========
  net of income tax effect ............                           (102,190)                          (102,190)

Cash dividends declared and paid ......                                               (2,101)          (2,101)
                                             -----------       -----------       -----------      -----------

Balance, March 31, 1999 ...............      $    30,439       $ 1,584,526       $   515,121      $ 2,130,086
                                             ===========       ===========       ===========      ===========




See notes beginning on page 8.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                          Three Months Ended
                                                      -------------------------
                                                      March 31,       March 31,
                                                        1999             1998
                                                      ---------       ---------
Net cash flows from operating activities .......      $   6,555       $   7,583
                                                      ---------       ---------

Cash flows from investing activities:

  Proceeds from maturities of investments ......          3,852           4,525
  Purchases of investments .....................             --          (8,982)
  Other, net ...................................           (274)          2,863
                                                      ---------       ---------

Net cash flows from investing activities .......          3,578          (1,594)
                                                      ---------       ---------

Cash flows from financing activities:

  Payment of cash dividends ....................         (2,101)         (2,029)
                                                      ---------       ---------

Net cash flows from financing activities .......         (2,101)         (2,029)
                                                      ---------       ---------


Increase in cash and cash equivalents ..........          8,032           3,960

Cash and cash equivalents -- beginning of period        320,034          10,687
                                                      ---------       ---------

Cash and cash equivalents -- end of period .....      $ 328,066       $  14,647
                                                      =========       =========



Supplementary information:
   Interest paid during period .................      $      70       $      76
   Income taxes paid, net, during period .......          4,546             898
                                                      =========       =========



See notes beginning on page 8.

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

Note 2

Reference is made to the notes to Wesco's consolidated financial statements appearing on pages 32 through 38 of its 1998 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

Note 3

Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:


                                  March 31, 1999                December 31, 1998
                           --------------------------      --------------------------
                                          Quoted Market                   Quoted Market
                                           (Carrying)                      (Carrying)
                              Cost            Value           Cost           Value
                           ----------      ----------      ----------      ----------
Freddie Mac .........      $   71,729      $1,650,600      $   71,729      $1,855,800
The Coca-Cola Company          40,761         442,244          40,761         482,775
The Gillette Company           40,000         380,400          40,000         306,000
Other ...............          32,038         135,641          32,038         134,020
                           ----------      ----------      ----------      ----------
                           $  184,528      $2,608,885      $  184,528      $2,778,595
                           ==========      ==========      ==========      ==========

Note 4

Following is certain condensed consolidated financial information, broken down as to Wesco's business segments, in thousands of dollars:



                                                          Three Months Ended
                                                       --------------------------
                                                       March 31,        March 31,
                                                         1999             1998
                                                       ---------        ---------
Insurance segment:
       Total revenues .........................        $ 15,090         $ 12,239
       Net income .............................          10,166            7,918
                                                       ========         ========

Industrial segment:
       Total revenues .........................        $ 17,080         $ 18,043
       Net income .............................             706              856
                                                       ========         ========

Not identified with a business segment:
       Total revenues .........................        $    522         $    848
       Net income (loss) ......................            (251)              93
                                                       ========         ========

                           WESCO FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 18 through 25 of its 1998 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

         Wesco's shareholders' equity at March 31, 1999 was approximately $2.1 billion ($299 per share), compared to $2.2 billion ($312 per share) at December 31, 1998 and $1.8 billion ($257 per share) at September 30, 1998. These fluctuations were caused mainly by changes in the unrealized appreciation component, which represented 74%, 76% and 71%, respectively, of total shareholders' equity. Unrealized appreciation, which is based on current market quotations, is expected to continue to fluctuate, and the amount recorded at any date could differ substantially from net gains ultimately realized.


RESULTS OF OPERATIONS

         Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars (there were no realized securities gains or losses or other nonoperating or unusual items):


                                                                 Three Months Ended
                                                            -------------------------------
                                                            March 31,              March 31,
                                                              1999                   1998
                                                            --------               --------
Net income from identified segments:
   Insurance segment .........................              $ 10,166               $  7,918
   Industrial segment ........................                   706                    856
Net income (loss) other than from
   identified business segments ..............                  (251)                    93
                                                            --------               --------
     Net income -- consolidated ..............              $ 10,621               $  8,867
                                                            ========               ========


Insurance Segment

         The insurance segment comprises Wesco Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of segment operations, which were all "normal" net operating income in that they represented the combination of underwriting results with dividend and interest income (in thousands):


                                                          Three Months Ended
                                                    -------------------------------
                                                    March 31,              March 31,
                                                      1999                    1998
                                                    --------               --------
Premiums written .....................              $  6,367               $  8,286
                                                    ========               ========

Premiums earned ......................              $  3,794               $  3,444
                                                    ========               ========

Underwriting gain ....................              $  2,252               $  1,293
Dividend and interest income .........                11,296                  8,795
                                                    --------               --------
Income before income taxes ...........                13,548                 10,088
Income tax provision .................                (3,382)                (2,170)
                                                    --------               --------

Insurance segment net income .........              $ 10,166               $  7,918
                                                    ========               ========

        Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

        Premiums written for the first quarter of 1999 included $2.2 million attributable to Wes-FIC and $4.1 million attributable to KBS. Premiums written for the first quarter of 1998 included $1.8 million attributable to Wes-FIC and $6.5 million attributable to KBS. The KBS figure for the first quarter of 1998 included $2.6 million in unearned premiums returned to it by reinsurers upon KBS's restructuring of its reinsurance program effective as of January 1, 1998. Excluding that amount, premiums written by KBS for the first quarter of 1999 actually increased approximately 5% over the comparable figure for the first quarter of 1998. The increase was attributed by KBS management principally to premiums on new products, such as bank lender liability insurance, which more than offset the declining premium volume on other product lines resulting from competitive market conditions and the ongoing decline in KBS's customer base as small midwestern banks have continued to merge.

        Earned premiums for the first quarters of 1999 and 1998 included $3.5 million and $3.3 million attributable to KBS. The remainder in each period was attributable to Wes-FIC.

        The underwriting gains reported for the quarters ended March 31, 1999 and 1998 were attributable to the profitable underwriting results of KBS, and are net of goodwill amortization of $.2 million for each quarter. The improvement in underwriting gain for the first quarter of 1999 from the comparable 1998 figure resulted mainly from a decrease in losses incurred by KBS.

        Dividend and interest income earned by the insurance segment increased in the first quarter of 1999 over the comparable figure for the first quarter of 1998 due principally to an increase in interest-bearing investments.

        The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries ( in thousands):


                                                     Three Months Ended
                                                -------------------------------
                                                March 31,              March 31,
                                                  1999                   1998
                                                --------               --------
Revenues, principally sales
   and services ..................              $ 17,080               $ 18,043
                                                ========               ========

Income before income taxes .......              $  1,173               $  1,398
Income tax provision .............                  (467)                  (542)
                                                --------               --------
Industrial segment net income ....              $    706               $    856
                                                ========               ========

         Revenues of Precision Steel's businesses for the first quarter of 1999 decreased $1.0 million, or approximately 5 percent, from those reported for the first quarter of 1998. However, pounds of steel products sold increased about 2 percent. Precision Steel's management attributes this anomaly to a change in the mix of products sold toward lower-priced items, and a decline in selling prices of higher-margin items following price decreases by mills and other suppliers.

          Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, by coincidence, amounted to 79.2% for the first quarter of each year. The cost percentage typically fluctuates slightly from period to period (e.g., the cost percentage for the fourth quarter of 1998 was 73.0%) as a result of changes in product mix and price competition at all levels.


Other Than Identified Business Segments

         In the absence of nonoperating or unusual items such as securities gains or losses, net income or loss other than from identified business segments typically fluctuates from period to period but is usually not significant in amount. It includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by (1) the costs associated with the development and liquidation of foreclosed real estate formerly owned by a savings and loan subsidiary and (2) interest and other corporate expenses -- plus or minus income taxes related to such "normal" nonsegment items. The change in net income or loss other than from identified business segments from the first quarter of 1998 to the first quarter of 1999 was attributable principally to a reduction in dividend income at the parent company level.


                                    * * * * *

         Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at March 31, 1999 contained $1.6 billion, or $223 per share, of unrealized appreciation of investments, net of taxes -- about 74% of shareholders' equity.)

         Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 25.0% and 22.1% for the quarters ended March 31, 1999 and March 31, 1998.

         Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items. In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business and, to a lesser degree, the restructuring of KBS's reinsurance program in 1998.

         Shareholders' equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in net income.


MARKET RISK ANALYSIS

         The analysis of market risks presented on pages 22 and 23 of Wesco's 1998 Form 10-K Annual Report is not updated here inasmuch as there do not appear to have been any significant changes in such exposures in relation to Wesco's shareholders' equity.


YEAR 2000 EXPOSURE

         Reference is made to Wesco's explanation of its potential exposures that could result from the failure of Wesco, or of its affiliates, non-subsidiary investees, customers or suppliers, or of governmental bodies, to prepare for so-called Year 2000 problems as discussed on page 24 of its 1998 Form 10-K Annual Report. Wesco's management believes the explanation of potential exposures continues to be appropriate.

         Wesco and its subsidiaries are continuing their ongoing efforts to identify, remediate and test their systems, monitor the disclosures of their significant investees, and consider contingency plans to deal with certain Year 2000 issues in the event remediation efforts by themselves or others prove unsuccessful. Thus far, Wesco and its subsidiaries have incurred approximately $.8 million, before tax benefit, in Year 2000-related costs, including $.2 million, before taxes, charged to expense in the first quarter of 1999. Future outlays are not expected to be significant.

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