Form 10-Q
period 1999-06-30
WESCO FINANCIAL CORP
filed 1999-08-13
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


         For the quarterly period ended June 30, 1999 or


[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


         For the transition period from _________________ to ________________

         Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
           ----------------------------------------------------------
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


                                  626/585-6700
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of August 12, 1999

                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Following is an index to the condensed consolidated financial statements of Wesco Financial Corporation ("Wesco") appearing in this report:
                                                                                                 Pages
                                                                                                 -----
                  Condensed consolidated balance sheet --
                      June 30, 1999 and December 31, 1998...................................        4

                  Condensed consolidated statement of income and
                      retained earnings -- three- and six-month periods
                      ended June 30, 1999 and June 30, 1998.................................        5

                  Condensed consolidated statement of cash flows -- six-month periods ended June 30, 1999
                      and June 30, 1998.....................................................        6

                  Notes to condensed consolidated financial
                      statements............................................................      7-8


Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.

                  See pages 9 through 13.

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security-Holders

                  Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 19, 1999, at which meeting the shareholders reelected all of its Directors:

                                                    Favorable       Votes
                         Name                         Votes        Withheld
                         ----                       ---------      --------
                  Charles T. Munger                 6,933,447        2,000
                  Robert H. Bird                    6,931,537        3,910
                  Carolyn H. Carlburg               6,931,650        3,797
                  James N. Gamble                   6,897,620       37,827
                  Elizabeth Caspers Peters          6,933,327        2,120
                  David K. Robinson                 6,931,085        4,362

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



                                           WESCO FINANCIAL CORPORATION




Date:     August 13, 1999                  By: /s/ Jeffrey L. Jacobson
       --------------------                   ----------------------------------
                                               Jeffrey L. Jacobson
                                               Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                             June 30,        Dec. 31,
                                                               1999            1998
                                                            ----------      ----------
                                     ASSETS

Cash and cash equivalents ..............................    $    8,310      $  320,034
Investments:
   Securities with fixed maturities ....................       400,349          66,619
   Marketable equity securities ........................     2,536,222       2,778,595
Excess of cost over net assets of acquired business ....        28,947          29,338
Other assets ...........................................        39,058          33,820
                                                            ----------      ----------
                                                            $3,012,886      $3,228,406
                                                            ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ..........    $   36,354      $   36,731
Notes payable, due mainly November 1, 1999 .............        33,635          33,635
Income taxes payable, principally deferred .............       836,280         920,035
Other liabilities ......................................        15,220          14,249
                                                            ----------      ----------
   Total liabilities ...................................       921,489       1,004,650
                                                            ----------      ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .....        30,439          30,439
  Unrealized appreciation of investments, net of taxes..     1,536,872       1,686,716
  Retained earnings ....................................       524,086         506,601
                                                            ----------      ----------

   Total shareholders' equity ..........................     2,091,397       2,223,756
                                                            ----------      ----------
                                                            $3,012,886      $3,228,406
                                                            ==========      ==========



See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)



                                                                      Three Months Ended          Six Months Ended
                                                                   -----------------------     -----------------------
                                                                    June 30,      June 30,      June 30,      June 30,
                                                                      1999          1998          1999          1998
                                                                   ---------     ---------     ---------     ---------
Revenues:
    Sales and service revenues ................................    $  15,956     $  17,031     $  33,004     $  35,048
    Insurance premiums earned .................................        4,195         3,871         7,989         7,315
    Dividend and interest income ..............................       11,888        10,805        23,496        20,248
    Realized gains on securities and
       foreclosed properties ..................................          141        58,108           141        58,108
    Other .....................................................          245           263           487           489
                                                                   ---------     ---------     ---------     ---------
                                                                      32,425        90,078        65,117       121,208
                                                                   ---------     ---------     ---------     ---------
Costs and expenses:
    Cost of products and services sold ........................       12,619        13,516        26,116        27,790
    Insurance losses, loss adjustment and underwriting expenses        1,850         2,314         3,196         4,269
    Selling, general and administrative expenses ..............        2,399         2,823         5,333         5,584
    Interest on notes payable .................................          748           754         1,496         1,508
                                                                   ---------     ---------     ---------     ---------
                                                                      17,616        19,407        36,141        39,151
                                                                   ---------     ---------     ---------     ---------

Income before income taxes ....................................       14,809        70,671        28,976        82,057
Provision for income taxes ....................................       (3,744)      (23,345)       (7,290)      (25,864)
                                                                   ---------     ---------     ---------     ---------

    Net income ................................................       11,065        47,326        21,686        56,193

Retained earnings -- beginning of period ......................      515,121       449,752       506,601       442,914
Cash dividends declared and paid ..............................       (2,100)       (2,029)       (4,201)       (4,058)
                                                                   ---------     ---------     ---------     ---------
Retained earnings -- end of period ............................    $ 524,086     $ 495,049     $ 524,086     $ 495,049
                                                                   =========     =========     =========     =========


Amounts per capital share based on 7,119,807 shares
  outstanding throughout each period:
       Net income .............................................    $    1.56     $    6.65     $    3.05     $    7.89
                                                                   =========     =========     =========     =========
       Cash dividends .........................................    $    .295     $    .285     $    .590     $    .570
                                                                   =========     =========     =========     =========



See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                               Six Months Ended
                                                          -------------------------
                                                           June 30,        June 30,
                                                             1999            1998
                                                          ---------       ---------
Cash flows from operating activities, net ..........      $  16,199       $  11,785
                                                          ---------       ---------

Cash flows from investing activities:
   Proceeds from sales and maturities of investments          3,799         283,244
   Purchases of investments ........................       (327,839)         (8,982)
   Other, net ......................................            318           1,309
                                                          ---------       ---------
      Net cash flows from investing activities .....       (323,722)        275,571
                                                          ---------       ---------

Cash flows from financing activities:
   Payment of cash dividends .......................         (4,201)         (4,058)
   Other, net ......................................             --              --
                                                          ---------       ---------
      Net cash flows from financing activities .....         (4,201)         (4,058)
                                                          ---------       ---------

Increase (decrease) in cash and cash equivalents ...       (311,724)        283,298

Cash and cash equivalents -- beginning of period ...        320,034          10,687
                                                          ---------       ---------

Cash and cash equivalents -- end of period .........      $   8,310       $ 293,985
                                                          =========       =========


Supplementary information:
   Interest paid during period .....................      $   1,471       $   1,508
                                                          =========       =========
   Income taxes paid, net, during period ...........      $  11,281       $  11,800
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


Note 3

       Following is a summary of marketable equity securities (all common stocks), in thousands of dollars:

                                  June 30, 1999             December 31, 1998
                            ------------------------    -------------------------
                                        Quoted Market               Quoted Market
                                          (Carrying)                  (Carrying)
                               Cost          Value         Cost         Value
                            ----------    ----------    ----------    ----------
Freddie Mac ............    $   71,729    $1,670,400    $   71,729    $1,855,800
The Coca-Cola Company ..        40,761       446,747        40,761       482,775
The Gillette Company ...        40,000       262,400        40,000       306,000
Other ..................        32,038       156,675        32,038       134,020
                            ----------    ----------    ----------    ----------
                            $  184,528    $2,536,222    $  184,528    $2,778,595
                            ==========    ==========    ==========    ==========

Note 4

      The Financial Accounting Standards Board requires the reporting of comprehensive income, which comprises net income and all other changes in net worth other than additional investments by, or distributions to, shareholders. Wesco's only type of comprehensive income other than net income has been the net change in unrealized appreciation of investments, less related income taxes.

      The following table sets forth Wesco's consolidated comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998.

                                                         Three Months             Six Months Ended
                                                  -----------------------     -----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     1999          1998          1999          1998
                                                  ---------     ---------     ---------     ---------
Net income ...................................    $  11,065     $  47,326     $  21,686     $  56,193
Other comprehensive income -- unrealized
   appreciation (depreciation) of investments,
   net of income tax effect ..................      (47,654)        1,683      (149,844)      208,066
                                                  ---------     ---------     ---------     ---------

Comprehensive income (loss) ..................    $( 36,589)    $  49,009     $(128,158)    $ 264,259
                                                  =========     =========     =========     =========


Note 5

      Following is certain condensed consolidated financial information, broken down as to Wesco's business segments, in thousands of dollars:

                                                         Three Months             Six Months Ended
                                                  -----------------------     -----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     1999          1998          1999          1998
                                                  ---------     ---------     ---------     ---------
Insurance segment:
     Total revenues ..........................    $  15,798     $  72,257     $  30,888     $  84,496
     Net income ..............................       10,342        46,642        20,508        54,560
                                                  =========     =========     =========     =========

Industrial segment:
     Total revenues ..........................    $  15,991     $  17,068     $  33,071     $  35,111
     Net income ..............................          571           735         1,277         1,591
                                                  =========     =========     =========     =========

Not identified with a business segment:
     Total revenues ..........................    $     636     $     753     $   1,158     $   1,601
     Net income (loss) .......................          152           (51)          (99)           42
                                                  =========     =========     =========     =========

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


FINANCIAL CONDITION

     Wesco's shareholders' equity at June 30, 1999 was $2.09 billion ($294 per share) compared to $2.13 billion ($299 per share) at March 31, 1999, $2.22 billion ($312 per share) at December 31, 1998, and $1.83 billion ($257 per share) at September 30, 1998. These fluctuations were caused mainly by changes in the unrealized appreciation component, which represented 73%, 74% and 76% and 71%, respectively, of total shareholders' equity. Unrealized appreciation, which is based on current market quotations, is expected to continue to fluctuate, and the amount recorded at any date could differ substantially from net gains ultimately realized.


RESULTS OF OPERATIONS

     Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                      Three Months             Six Months Ended
                                                 ---------------------      ----------------------
                                                 June 30,     June 30,      June 30,      June 30,
                                                   1999         1998          1999          1998
                                                 --------     --------      --------      --------
Insurance segment --
   "Normal" net operating income ...........     $ 10,342     $  8,872      $ 20,508      $ 16,790
   Realized securities gains ...............           --       37,770            --        37,770
                                                 --------     --------      --------      --------
   Segment net income ......................       10,342       46,642        20,508        54,560
                                                 --------     --------      --------      --------
Industrial segment net income (all "normal"
   net operating income) ...................          571          735         1,277         1,591
                                                 --------     --------      --------      --------
Net income (loss) other than from identified
   business segments --
    "Normal" net operating income (loss) ...           68          (51)         (183)           42
    Gains on sales of foreclosed properties            84           --            84            --
                                                 --------     --------      --------      --------
    Nonsegment net income (loss) ...........          152          (51)          (99)           42
                                                 --------     --------      --------      --------

        Consolidated net income ............     $ 11,065     $ 47,326      $ 21,686      $ 56,193
                                                 ========     ========      ========      ========

Insurance Segment

   The insurance segment comprises Wesco Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the "normal" net operating income of the insurance segment, which represents the combination of underwriting results with dividend and interest income, less related income taxes (in thousands):

                                                        Three Months            Six Months Ended
                                                   ---------------------     ---------------------
                                                   June 30,     June 30,     June 30,     June 30,
                                                     1999         1998         1999         1998
                                                   --------     --------     --------     --------
Premiums written ..............................    $  3,890     $  3,409     $ 10,257     $ 11,695
                                                   ========     ========     ========     ========

Premiums earned ...............................    $  4,195     $  3,871     $  7,989     $  7,315
                                                   ========     ========     ========     ========

Underwriting gain .............................    $  2,150     $  1,362     $  4,402     $  2,655
Dividend and interest income ..................      11,586       10,256       22,882       19,051
                                                   --------     --------     --------     --------
                                                     13,736       11,618       27,284       21,706
Income tax provision ..........................      (3,394)      (2,746)      (6,776)      (4,916)
                                                   --------     --------     --------     --------

Insurance segment "normal" net operating income    $ 10,342     $  8,872     $ 20,508     $ 16,790
                                                   ========     ========     ========     ========

     Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

     Premiums written for the first six months of 1999 included $2.4 million attributable to Wes-FIC and $7.9 million attributable to KBS. Of those amounts, $0.2 million and $3.7 million were written in the second quarter. Premiums written for the first six months of 1998 included $2.0 million attributable to Wes-FIC and $9.7 million attributable to KBS. Of those amounts, $0.2 million and $3.2 million were written in the second quarter. The decrease in premiums written by KBS in the first six months of 1999 compared to those written in the first half of 1998 was attributable to the inclusion in the first quarter of 1998 of $2.6 million of unearned premiums returned to it by reinsurers upon KBS's restructuring of its reinsurance program effective January 1,1998. Excluding that amount, premiums written by KBS for the second quarter and first six months of 1999 increased about 11% and 16% over last year's comparable figures.

     Earned premiums for the second quarters and first six months of 1999 included $3.7 million and $7.2 million attributable to KBS, versus $3.4 million and $6.6 million attributable to KBS for the comparable periods of 1998. The remainder in each period was attributable to Wes-FIC.

     The underwriting gains reported for the periods shown above were attributable mainly to the profitable underwriting results of KBS, and are net of goodwill amortization of $.2 million per calendar quarter. The improvement of underwriting results from 1998 to 1999 resulted mainly from decreases in losses incurred by KBS.

     Dividend and interest income earned by the insurance segment increased for the second quarter and first six months of 1999 over the comparable 1998 figures due to an increase in interest-bearing investments, as well as dividend increases on most common stock investments.

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


Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                         Three Months                Six Months Ended
                                   -----------------------       -------------- --------
                                   June 30,       June 30,       June 30,       June 30,
                                     1999           1998           1999           1998
                                   --------       --------       --------       --------
Revenues, principally sales
    and services ............      $ 15,991       $ 17,068       $ 33,071       $ 35,111
                                   ========       ========       ========       ========

Income before income taxes ..      $    948       $  1,244       $  2,121       $  2,642
Income tax provision ........          (377)          (509)          (844)        (1,051)
                                   --------       --------       --------       --------

Industrial segment net income      $    571       $    735       $  1,277       $  1,591
                                   ========       ========       ========       ========

      Revenues of Precision Steel's businesses for the second quarter and first six months of 1999 decreased $1.1 million and $2.0 million, or approximately 6% for each period, from those reported for the corresponding periods of 1998. However, pounds of steel products sold decreased by only 2.3% for the second quarter and 0.1% for the first six months. Precision Steel's management attributes this apparent anomaly principally to a change in mix of products sold toward lower-priced items, and a decline in selling prices of higher-margin items following price decreases by mills and other suppliers.

      Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 79.1% and 79.4% for the second quarters of 1999 and 1998, and 79.1% and 79.3% for the corresponding six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.


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

                                    * * * * *

      Realized gains and losses -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at June 30, 1999 contained $1.5 billion, or $216 per share, of unrealized appreciation of investments, net of taxes -- about 73% of shareholders' equity.)

      Wesco did not realize any securities gains in the first six months of 1999. However, Wesco's consolidated earnings for the first six months of 1998 included realized gains of $37.8 million, after income taxes, all realized in the second quarter. The gains reported for 1998, although material in relation to Wesco's 1998 earnings, had only a minor impact on Wesco's total shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

      Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 25.3% and 33.0% for the quarters ended June 30, 1999 and June 30, 1998, and 25.2% and 31.5% for the six-month periods then ended.

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


YEAR 2000 EXPOSURE

       Reference is made to page 24 of Wesco's 1998 Form 10-K Annual Report for an explanation of potential exposures that could result from the failure of Wesco, or of its affiliates, non-subsidiary investees, customers or suppliers, or of governmental bodies, to prepare for so-called Year 2000 problems. Wesco's management believes the explanation of potential exposures continues to be appropriate.

       Wesco and its subsidiaries are continuing their ongoing efforts to identify, remediate and test their systems, monitor the disclosures of their significant investees, and consider contingency plans to deal with certain Year 2000 issues in the event remediation efforts by themselves or others prove unsuccessful. Thus far, Wesco and its subsidiaries have incurred approximately $.5 million, after income tax benefit, in Year 2000-related costs, including $.1 million, after taxes, charged to expense in the first six months of 1999. Future outlays are not expected to be significant.


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