Form 10-Q
period 1999-09-30
WESCO FINANCIAL CORP
filed 1999-11-12
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1999 or

           Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

   [ ]     For the transition period from _____________ tO ______________

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


                                  626/585-6700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

Yes [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 11, 1999

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Following is an index to the condensed consolidated financial statements of Wesco Financial Corporation ("Wesco") appearing in this report:

                                                                                      Pages
                                                                                      -----
        Condensed consolidated balance sheet --
            September 30, 1999 and December 31, 1998..............................       4

        Condensed consolidated statement of income and
            retained earnings -- three- and nine-month periods
            ended September 30, 1999 and September 30, 1998........................      5

        Condensed consolidated statement of cash flows -- nine-month periods ended September 30, 1999
            and September 30, 1998.................................................      6

        Notes to condensed consolidated financial
            statements.............................................................    7-8


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

                                        WESCO FINANCIAL CORPORATION

Date: November 12, 1999                 By:
                                            ------------------------------------
                                            Jeffrey L. Jacobson
                                            Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                             Sept. 30,       Dec. 31,
                                                               1999            1998
                                                            ----------      ----------
                                     ASSETS

Cash and cash equivalents ............................      $   33,233      $  320,034
Investments:
   Securities with fixed maturities ..................         379,775          66,619
   Marketable equity securities ......................       2,217,011       2,778,595
Excess of cost over net assets of acquired business ..          28,752          29,338
Other assets .........................................          36,790          33,820
                                                            ----------      ----------

                                                            $2,695,561      $3,228,406
                                                            ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and expenses ........................      $   35,183      $   36,731
Notes payable, due mainly November 1, 1999 ...........          33,635          33,635
Income taxes payable, principally deferred ...........         721,989         920,035
Other liabilities ....................................          16,455          14,249
                                                            ----------      ----------

   Total liabilities .................................         807,262       1,004,650
                                                            ----------      ----------

Shareholders' equity:

  Capital stock and capital in excess of par value ...          30,439          30,439
  Unrealized appreciation of investments, net
     of taxes ........................................       1,324,848       1,686,716
  Retained earnings ..................................         533,012         506,601
                                                            ----------      ----------

   Total shareholders' equity ........................       1,888,299       2,223,756
                                                            ----------      ----------

                                                            $2,695,561      $3,228,406
                                                            ==========      ==========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                      -------------------------       -------------------------
                                                      Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                        1999            1998            1999            1998
                                                      ---------       ---------       ---------       ---------
Revenues:
    Sales and service revenues .................      $  15,983       $  16,253       $  48,987       $  51,301
    Insurance premiums earned ..................          4,780           4,331          12,769          11,646
    Dividend and interest income ...............         12,917          11,050          36,413          31,298
    Realized gains on securities and
       foreclosed properties ...................             --             314             141          58,422
    Other ......................................            237             207             724             696
                                                      ---------       ---------       ---------       ---------
                                                         33,917          32,155          99,034         153,363
                                                      ---------       ---------       ---------       ---------
Costs and expenses:

    Cost of products and services sold .........         12,685          12,911          38,801          40,701
    Insurance losses and expenses ..............          2,947           3,354           6,143           7,623
    Selling, general and administrative
       expenses ................................          2,800           2,762           8,133           8,346
    Interest on notes payable ..................            747             754           2,243           2,262
                                                      ---------       ---------       ---------       ---------
                                                         19,179          19,781          55,320          58,932
                                                      ---------       ---------       ---------       ---------

Income before income taxes .....................         14,738          12,374          43,714          94,431
Provision for income taxes .....................         (3,712)         (3,016)        (11,002)        (28,880)
                                                      ---------       ---------       ---------       ---------

    Net income .................................         11,026           9,358          32,712          65,551

Retained earnings -- beginning of period .......        524,086         495,049         506,601         442,914
Cash dividends declared and paid ...............         (2,100)         (2,029)         (6,301)         (6,087)
                                                      ---------       ---------       ---------       ---------

Retained earnings -- end of period .............      $ 533,012       $ 502,378       $ 533,012       $ 502,378
                                                      =========       =========       =========       =========


Amounts per capital share based on 7,119,807
    shares outstanding throughout each period:
       Net income...............................        $  1.54         $  1.32         $  4.59       $    9.21
                                                      =========       =========       =========       =========
       Cash dividends...........................        $  .295         $  .285         $  .885       $    .855
                                                      =========       =========       =========       =========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                ---------------------------
                                                                                Sept. 30,          Sept. 30,
                                                                                   1999              1998
                                                                                ----------         --------
Cash flows from operating activities, net....................................   $   25,060         $(18,548)
                                                                                ----------         --------
Cash flows from investing activities:
   Proceeds from sales and maturities of investments ........................       21,772          290,820
   Purchases of investments..................................................     (327,839)          (8,982)
   Other, net  ..............................................................          507            1,235
                                                                                ----------         --------
      Net cash flows from investing activities...............................     (305,560)         283,073
                                                                                ----------         --------

Cash flows from financing activities:

   Payment of cash dividends.................................................       (6,301)          (6,087)
   Other, net  ..............................................................           --               --
                                                                                ----------         --------
      Net cash flows from financing activities...............................       (6,301)          (6,087)
                                                                                ----------         --------

Increase (decrease) in cash and cash equivalents.............................     (286,801)         258,438

Cash and cash equivalents -- beginning of period.............................      320,034           10,687
                                                                                ----------         --------

Cash and cash equivalents -- end of period...................................   $   33,233         $269,125
                                                                                ==========         ========


Supplementary information:
   Interest paid during period...............................................   $    1,542         $  1,596
                                                                                ==========         ========
   Income taxes paid, net, during period.....................................   $   14,845         $ 53,494
                                                                                ==========         ========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

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


Note 3

     Following is a summary of marketable equity securities (all common stocks):

                                                           September 30, 1999              December 31, 1998
                                                         -------------------------      ------------------------
                                                              Quoted Market                   Quoted Market
                                                                (Carrying)                      (Carrying)
                                                           Cost           Value           Cost          Value
                                                         ---------      ----------      ---------     ----------
Freddie Mac..........................................     $ 71,729      $1,497,600       $ 71,729     $1,855,800
The Coca-Cola Company................................       40,761         347,670         40,761        482,775
The Gillette Company.................................       40,000         217,200         40,000        306,000
Other................................................       32,038         154,541         32,038        134,020
                                                          --------      ----------       --------     ----------
                                                          $184,528      $2,217,011       $184,528     $2,778,595
                                                          ========      ==========       ========     ==========

Note 4

     The Financial Accounting Standards Board requires the reporting of comprehensive income, which comprises net income and all other changes in net worth other than additional investments by, or distributions to, shareholders. Wesco's only type of comprehensive income other than net income has been the net change in unrealized appreciation of investments, less related income taxes.

     The following table sets forth Wesco's consolidated comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998:

                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       -------
Net income ...................................      $  11,026       $   9,358       $  32,712       $65,551
Other comprehensive income -- unrealized
   appreciation (depreciation) of investments,
   net of income tax effect ..................       (212,024)       (202,318)       (361,868)        5,748
                                                    ---------       ---------       ---------       -------

 Comprehensive income (loss) .................      $(200,998)      $(192,960)      $(329,156)      $71,299
                                                    =========       =========       =========       =======


Note 5

     Following is certain condensed consolidated financial information, broken down as to Wesco's business segments:

                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       -------
Insurance segment:
     Total revenues...........................        $17,433         $14,863         $48,321       $99,359
     Net income ..............................         10,671           8,593          31,179        63,153
                                                      =======         =======         =======       =======

Industrial segment:
     Total revenues ..........................        $16,005         $16,259         $49,076       $51,370
     Net income ..............................            523             632           1,800         2,223
                                                      =======         =======         =======       =======

Not identified with a business segment:
     Total revenues...........................        $   479         $ 1,033         $ 1,637       $ 2,634
     Net income (loss)........................           (168)            133            (267)          175
                                                      =======         =======         =======       =======

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

FINANCIAL CONDITION

     Wesco's shareholders' equity at September 30, 1999 was $1.89 billion ($265 per share) compared to $2.09 billion ($294 per share) at June 30, 1999, $2.22 billion ($312 per share) at December 31, 1998, and $1.83 billion ($257 per share) at September 30, 1998. These fluctuations were caused mainly by changes in the unrealized appreciation component, which represented 70%, 73%, 76% and 71%, respectively, of total shareholders' equity. Unrealized appreciation, which is based on current market quotations, is expected to continue to fluctuate, and the amount recorded at any date could differ substantially from net gains ultimately realized.

RESULTS OF OPERATIONS

     Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                      1999            1998            1999            1998
                                                    ---------       --------        ---------       -------
Insurance segment --
   Normal' net operating income...............        $10,671        $ 8,593         $31,179       $25,383
   Realized securities gains .................             --             --              --        37,770
                                                      -------        -------         -------       -------
   Segment net income.........................         10,671          8,593          31,179        63,153
                                                      -------        -------         -------       -------
Industrial segment net income (all "normal"
  net operating income).......................            523            632           1,800         2,223
                                                      -------        -------         -------       -------

Net income (loss) other than from identified business segments --

    "Normal" net operating income (loss)......           (168)           (54)           (351)          (12)
    Gains on sales of foreclosed properties...             --            187              84           187
                                                      -------        -------         -------       -------
    Nonsegment net income (loss)..............           (168)           133            (267)          175
                                                      -------        -------         -------       -------

        Consolidated net income...............        $11,026        $ 9,358         $32,712       $65,551
                                                      =======        =======         =======       =======

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the "normal" net operating income of the insurance segment, which represents the combination of underwriting results with dividend and interest income, less related income taxes (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       -------
Premiums written..............................        $ 3,614         $ 3,360        $ 13,871       $15,055
                                                       ======         =======        ========       =======

Premiums earned...............................        $ 4,780         $ 4,331        $ 12,769       $11,646
                                                       ======         =======        ========       =======

Underwriting gain.............................        $ 1,616         $   758        $  6,018       $ 3,413
Dividend and interest income..................         12,670          10,554          35,552        29,605
                                                       ------         -------        --------       -------
                                                       14,286          11,312          41,570        33,018
Income tax provision..........................         (3,615)         (2,719)        (10,391)       (7,635)
                                                       ------         -------        --------       -------
Insurance segment "normal" net
  operating income............................        $10,671         $ 8,593        $ 31,179       $25,383
                                                      =======         =======        ========       =======


     Premiums written and earned by the insurance group are reported net of amounts ceded to reinsurers, and are credited for amounts returned by reinsurers upon changes in contractual terms.

     Premiums written for the first nine months of 1999 included $2.4 million attributable to Wes-FIC and $11.5 million attributable to KBS, and included $3.6 million written by KBS in the third quarter. Premiums written for the first nine months of 1998 included $2.1 million attributable to Wes-FIC and $13.0 million attributable to KBS. Of those amounts, $0.1 million and $3.3 million were written in the third quarter. The decrease in premiums written by KBS in the first nine months of 1999 from the comparable figure for 1998 was attributable to the inclusion in the 1998 figure of $2.6 million of unearned premiums returned to it by reinsurers in the first quarter of 1998 upon KBS's restructuring of its reinsurance program at that time. Excluding that amount, premiums written by KBS for the third quarter and first nine months of 1999 increased about 10% and 9% over last year's comparable figures.

     Earned premiums for the third quarter and first nine months of 1999 included $3.9 million and $11.1 million attributable to KBS, versus $3.5 million and $10.1 million attributable to KBS for the comparable periods of 1998. The remainder in each period was attributable to Wes-FIC.

     The underwriting gains reported for the periods shown above were attributable mainly to the profitable underwriting results of KBS, and are net of goodwill amortization of $.2 million per calendar quarter. The improvement of underwriting results from 1998 to 1999 resulted mainly from decreases in losses incurred by KBS.

     Dividend and interest income earned by the insurance segment increased for the third quarter and first nine months of 1999 over the comparable 1998 figures due to an increase in interest-bearing investments, as well as dividend increases on most common stock investments.

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

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                      1999            1998            1999            1998
                                                    ---------       ---------       ---------       -------
Revenues, principally sales
    and services..............................        $16,005         $16,259         $49,076       $51,370
                                                      =======         =======         =======       =======

Income before income taxes....................        $   868         $ 1,050         $ 2,989       $ 3,692
Income tax provision..........................           (345)           (418)         (1,189)       (1,469)
                                                      -------         -------         -------       -------

Industrial segment net income.................        $   523         $   632         $ 1,800       $ 2,223
                                                      =======         =======         =======       =======


     Revenues of Precision Steel's businesses for the third quarter and first nine months of 1999 decreased $0.3 million and $2.3 million, or approximately 2% and 4%, respectively, from those reported for the corresponding periods of 1998. However, pounds of steel products sold increased by 2.4% for the third quarter and 0.7% for the first nine months. Precision Steel's management attributes this apparent anomaly principally to a change in mix of products sold toward lower-priced items, and a decline in selling prices of higher-margin items following price decreases by mills and other suppliers.

     Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 79.4% for each of the third quarters of 1999 and 1998, and 79.2% and 79.3% for the corresponding nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

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

                                    * * * * *


     Realized gains and losses -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at September 30, 1999 contained $1.3 billion, or $186 per share, of unrealized appreciation of investments, net of taxes -- about 70% of shareholders' equity.)

     Wesco did not realize any securities gains in the first nine months of 1999. However, Wesco's consolidated earnings for the first nine months of 1998 included realized gains of $37.8 million, after income taxes, all realized in the second quarter. The gains reported for 1998, although material in relation to Wesco's 1998 earnings, had only a minor impact on Wesco's total shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

     Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 25.2% and 24.4% for the quarters ended September 30, 1999 and September 30, 1998, and 25.2% and 30.6% for the respective nine-month periods.

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

MARKET RISK ANALYSIS

     The table below shows the effects as of September 30, 1999 of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities (including, for this purpose, convertible preferred stock selling significantly above conversion price) owned by Wesco and its subsidiaries. These changes result in a pro forma 23.5% increase or decrease in shareholders' equity (in thousands):

                                                       Increase        Decrease
                                                      ----------      ----------
Market value of securities:
As recorded ....................................      $2,275,890      $2,275,890
Hypothetical (assuming 30% change)..............      $2,958,657      $1,593,123

Shareholders' equity
As recorded.....................................      $1,888,299      $1,888,299
Pro forma (results in 23.5% change).............      $2,332,098      $1,444,500


     In all other respects the discussion and analysis of market risks associated with the Wesco group appearing on pages 22 and 23 of Wesco's 1998 Form 10-K Annual Report are considered still generally appropriate.

YEAR 2000 EXPOSURE

     On page 24 of Wesco's 1998 Form 10-K Annual Report is an explanation of potential exposures that could result from the failure of Wesco, or of its affiliates, non-subsidiary investees, customers or suppliers, or of governmental bodies, to prepare for so-called Year 2000 problems. Wesco's management believes the explanation of potential exposures continues to be appropriate.

     Wesco and its subsidiaries are continuing their ongoing efforts to identify, remediate and test their systems, monitor the disclosures of their significant investees, and consider contingency plans to deal with certain Year 2000 issues in the event remediation efforts by themselves or others prove unsuccessful. Thus far, Wesco and its subsidiaries have incurred approximately $.5 million, after income tax benefit, in Year 2000-related costs, including $.1 million, after taxes, charged to expense in the first nine months of 1999. Future outlays are not expected to be significant.

FORWARD-LOOKING STATEMENTS

     Certain written or oral representations of management stated herein or elsewhere constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. For example, the preceding sections on Market Risk Analysis and Year 2000 Exposure contain several forward-looking statements. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur.