Form 10-K
period 1999-12-31
WESCO FINANCIAL CORP
filed 2000-03-30
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 20, 2000 was: $320,594,000.

     The number of shares outstanding of the registrant's Capital Stock as of March 20, 2000 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Title of Document                             Parts of Form 10-K
          Proxy Statement for 2000                   Part III, Items 10, 11, 12 and 13
       Annual Meeting of Shareholders

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. Wesco, from 1994 through yearend 1999, engaged in two principal businesses through wholly owned subsidiaries: (1) the insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company ("KBS"), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; and
(2) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979.

     In February 2000, Wesco purchased CORT Business Services Corporation ("CORT"), the leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility to meet their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers. CORT's national network includes 118 showrooms, 87 clearance centers and 75 warehouses in 34 states and the District of Columbia as well as three web sites (cort1.com, relocationcentral.com and corttradeshow.com).

     Wesco's operations also include, through MS Property Company ("MS Property"), (1) the ownership and management of commercial real estate transferred to MS Property by Wesco, and (2) the development and liquidation of foreclosed real estate transferred to MS Property by a former savings and loan subsidiary of Wesco. The transfers were made in late 1993, when MS Property, a wholly owned subsidiary of Wesco, began its operations.

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps ("Blue Chip"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Wesco and its subsidiaries are thus controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of approximately 35% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations. Although Mr. Buffett has no active participation in Wesco's management, he is president and a director of Wesco Holdings Midwest, Inc. ("WHMI"), a wholly owned subsidiary of Wesco, and a director of Wes-FIC, Precision Steel, and CORT, which are wholly owned subsidiaries of WHMI.

     Wesco's activities fall* into two business segments -- insurance and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The industrial segment comprises Precision Steel's steel service center operations. Wesco is also engaged in several relatively insignificant activities not identified with either business segment; these include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real estate, (3) development and liquidation of foreclosed real estate formerly owned by a savings and loan subsidiary, and (4) parent company operations.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company ("NICO"), headquartered in Omaha, Nebraska. To simplify discussion, the term "Berkshire Insurance Group," as used in this report, refers to NICO, General Reinsurance Corporation and certain

  * In preparing this 1999 report, conditions that may exist after the acquisition of CORT in February 2000 have generally been ignored. Thus, statements in the present tense are made from the perspective of yearend 1999.

other wholly owned insurance subsidiaries of Berkshire, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries 80.1%-owned through Berkshire's ownership of Wesco.

     Wes-FIC's high net worth as of 1999 yearend -- $1.9 billion computed under generally accepted accounting principles and $2.6 billion under regulatory rules -- has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in sub-contracts with several of its wholly owned insurance subsidiaries for the reinsurance of property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included contracts for "super-catastrophe reinsurance," which subjects the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. The super-catastrophe policies have indemnified the ceding companies for all or part of covered losses in excess of large, specified retentions, and have been subject to aggregate limits; reinsurance of this type is referred to as "excess-of-loss" reinsurance (as contrasted with "quota share" reinsurance, under which a ceding company is indemnified in proportion to its own loss). Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of retrocessions of reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) the Berkshire Insurance Group is to receive a ceding commission of 3% of premiums, probably less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) the Berkshire Insurance Group must retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC's net worth.

     Following is a summary of the more significant reinsurance agreements that have been made between Wes-FIC and the Berkshire Insurance Group:

     - A quota share arrangement entered into in 1985 whereby Wes-FIC effectively reinsured -- through the Berkshire Insurance Group, as intermediary-without-profit -- 2% of the entire book of insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC will remain liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco's consolidated balance sheet, and will continue to invest the related "float" (funds set aside and invested pending payment of claims) until all liabilities are settled, perhaps many years hence.

     - During 1992 and 1993, a 50% quota share agreement related to certain personal lines business written by another large U.S.-based property and casualty insurer.

     - Several subcontracts for super-catastrophe reinsurance beginning in 1994, including participations to the extent of 3% in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997.

     - Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer.

     Effective January 1, 2000, Wes-FIC entered into a three-year arrangement through NICO, as intermediary without profit, for a 3 1/3% participation in certain property and casualty risk exposure of a large, unaffiliated insurance group. Premium volume of approximately $30 million is anticipated in the first year under this arrangement. Except as to volume, terms of this participation are identical to those of another agreement between the same insurance group and another member of the Berkshire Insurance Group.

     Management believes that an insurer in the super-catastrophe reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a super catastrophe occurs. In this regard, the Berkshire Insurance Group and Wes-FIC are believed to operate differently from other reinsurers in that risks they write are kept in house, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not remain adequately solvent if called upon to pay off on risks reinsured.

     Wes-FIC, in Nebraska, Utah and Iowa, is also licensed to write "direct" insurance business (as distinguished from reinsurance), but the volume written to date has been very small.

     In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is regulated by insurance departments in 25 states and by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, internet banking catastrophe bonds, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses by ceding almost half of its business to third party reinsurers, restructured its reinsurance program effective January 1, 1998, with the result that in 1999 and 1998 only about 5% and 6% of its gross insurance business was ceded to third party reinsurers (including approximately half of those percentages to a wholly owned Berkshire subsidiary) versus about 42% ceded to unaffiliated, third party reinsurers in 1997. Wesco's management anticipates that KBS's reinsurance restructuring will improve operating results over the long term in return for greater short-term volatility.

     KBS markets its products in some states by exclusive, commissioned agents, and in others by salaried, traveling employees. Inasmuch as the number of small midwestern banks is declining as banks are merging, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 23% of premiums written.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 1999 amounted to 0.7% of their combined statutory surplus, compared to an industry average of about 90% based on figures reported for 1998.

     Standard & Poor's Corporation, in recognition of Wes-FIC's strong competitive position as a member of Berkshire's family of wholly and substantially owned insurance subsidiaries and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC's claims-paying ability. This rating recognizes the commitment of Wes-FIC's management to a disciplined approach to underwriting and reserving, as well as Wes-FIC's extremely strong capital base.

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional attractive super-catastrophe reinsurance retrocessions and other insurance arrangements, as well as acquisitions of other insurance companies.

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

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, and a subsidiary operate steel service centers at or near Chicago, Illinois and Charlotte, North Carolina. The service centers buy low carbon sheet and strip steel, coated metals, spring steel, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

     The service center business is highly competitive. Precision Steel's annual sales volume of approximately 35 thousand tons compares with the steel service industry's annual volume of over 24 million tons. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Competition exists in the areas of price, quality, availability of products and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports and by a tendency of domestic manufacturers to use less costly materials in making parts.

     Precision Brand Products, Inc. ("Precision Brand"), a wholly owned subsidiary of Precision Steel, also located in the Chicago area, manufactures shim stock and other toolroom specialty items, as well as hose and muffler clamps, and sells them under its own brand names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand's share of the toolroom specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

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

     The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to approximately $7.1 million at December 31, 1999 from $6.5 million at December 31, 1998.

     Approximately 240 full-time employees are engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

     Certain of Wesco's activities are not identified with any business segment. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of commercial real estate property in Pasadena, California, (3) development and liquidation, now virtually completed, of foreclosed real estate previously owned by a savings and loan subsidiary, and (4) parent company activities.

     Wesco, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, also, through its insurance subsidiaries, invests in marketable securities of unaffiliated companies and in securities with fixed maturities. (See Note 2 to the accompanying consolidated financial statements for summaries of investments, and Note 8 for information as to the acquisition of CORT in February 2000.)

     Seven full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2. PROPERTIES

     MS Property owns a business block situated between the city hall and a troubled indoor shopping mall in downtown Pasadena, California. The block's principal improvements are a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remaining space is leased to outside parties, including California Federal Bank, the ground floor tenant, law firms and others, under agreements expiring at dates extending to 2008. In addition to the office building and garage, the business block has contained a row of small, blighted commercial retail buildings; MS Property is in process of demolishing this portion of the block and is exploring options for redeveloping it, together with a parcel of land it owns in the next block which it has been using as a 100-car parking lot.

     MS Property also owns a small amount of real estate in Southern California acquired by Wesco's former savings and loan subsidiary through foreclosure. This consists of several buildings that are leased to various small businesses in a small shopping center as well as a single-family residence.

     Wes-FIC's place of business is the Omaha, Nebraska headquarters office of NICO.

     KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires in 2002. KBS has an option to renew the lease for an additional five-year term.

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

     The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 1999 and 1998, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

                                                    1999                       1998
                                           -----------------------   ------------------------
                                           SALES PRICE               SALES PRICE
                                           -----------   DIVIDENDS   ------------   DIVIDENDS
             QUARTER ENDED                 HIGH   LOW      PAID      HIGH    LOW      PAID
             -------------                 ----   ----   ---------   ----    ----   ---------
March 31................................   $354   $322   0$.295..    $377    $285    $0.285
June 30.................................    339    305   0.295..      395     346     0.285
September 30............................    323    260 1/4 0.295..    392     280     0.285
December 31.............................    290    241 1/2 0.295..    365     290     0.285
                                                          ------                     ------
                                                          $1.180                     $1.140
                                                          ======                     ======

     There were approximately 700 shareholders of record of Wesco's capital stock as of the close of business on March 23, 2000. It is estimated that approximately 5,000 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 1999 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                          DECEMBER 31,
                                 --------------------------------------------------------------
                                    1999         1998         1997         1996         1995
                                 ----------   ----------   ----------   ----------   ----------
Assets:
  Cash and cash equivalents....  $   66,331   $  320,034   $   10,687   $   23,039   $   87,981
  Investments --
     Securities with fixed
       maturities..............     309,976       66,619      279,697      176,885      119,575
     Marketable equity
       securities..............   2,214,883    2,778,595    2,224,848    1,533,009    1,102,221
  Real estate held for sale....         908        2,327        5,240       15,831       19,021
  Property and equipment.......      11,414       12,193       13,229       13,297       13,967
  Goodwill of
     acquired business.........      28,556       29,338       30,121       30,903           --
  Other assets.................      20,127       19,300       24,290       25,441       22,962
                                 ----------   ----------   ----------   ----------   ----------
          Total assets.........  $2,652,195   $3,228,406   $2,588,112   $1,818,405   $1,365,727
                                 ==========   ==========   ==========   ==========   ==========
Liabilities:
  Insurance losses and loss
     adjustment expenses.......  $   33,642   $   36,731   $   41,437   $   45,491   $   34,195
  Notes payable................       3,635       33,635       33,635       37,162       37,369
  Income taxes payable,
     principally deferred......     707,345      920,035      733,488      468,370      324,341
  Other liabilities............      12,201       14,249       15,260       16,367       12,193
                                 ----------   ----------   ----------   ----------   ----------
          Total liabilities....  $  756,823   $1,004,650   $  823,820   $  567,390   $  408,098
                                 ==========   ==========   ==========   ==========   ==========
Shareholders' equity:
  Capital stock and surplus....  $   30,439   $   30,439   $   30,439   $   30,439   $   30,439
  Unrealized appreciation of
     investments, net of
     taxes.....................   1,312,590    1,686,716    1,290,939      871,640      601,326
  Retained earnings............     552,343      506,601      442,914      348,936      325,864
                                 ----------   ----------   ----------   ----------   ----------
          Total shareholders'
            equity.............  $1,895,372   $2,223,756   $1,764,292   $1,251,015   $  957,629
          Per capital share....      266.21       312.33       247.80       175.71       134.50
                                 ==========   ==========   ==========   ==========   ==========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
Revenues:
  Sales and service revenues............  $ 64,571   $ 66,137   $ 67,557   $ 63,654   $ 62,271
  Insurance premiums earned.............    17,655     15,923     11,507     10,060      9,294
  Dividend and interest income..........    49,679     40,543     36,552     33,313     30,273
  Realized gains (losses), net, on
     securities and foreclosed
     property...........................    12,819     52,672    102,348       (152)     7,428
  Other.................................       982        904      1,087      1,144      1,791
                                          --------   --------   --------   --------   --------
                                           145,706    176,179    219,051    108,019    111,057
                                          --------   --------   --------   --------   --------
Costs and expenses:
  Cost of products and services sold....    50,728     51,527     52,710     50,054     50,019
  Insurance losses, loss adjustment and
     underwriting expenses..............     7,366      8,174        860      4,264      1,501
  Selling, general and administrative...    10,265     11,156      9,393     10,849     11,142
  Interest on notes payable.............     2,549      3,016      3,320      3,352      3,371
                                          --------   --------   --------   --------   --------
                                            70,908     73,873     66,283     68,519     66,033
                                          --------   --------   --------   --------   --------
Income before income taxes..............    74,798    102,306    152,768     39,500     45,024
Provision for income taxes..............   (20,655)   (30,503)   (50,959)    (8,881)   (10,483)
                                          --------   --------   --------   --------   --------
Net income..............................  $ 54,143   $ 71,803   $101,809   $ 30,619   $ 34,541
                                          ========   ========   ========   ========   ========
Amounts per capital share:
  Net income............................  $   7.60   $  10.08   $  14.30   $   4.30   $   4.85
  Cash dividends........................      1.18       1.14       1.10       1.06       1.02
                                          ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

     Wesco's shareholders' equity at December 31, 1999 was $1.9 billion or $266.21 per share, down $.3 billion or $46.12 per share for the year. This decrease was due to a decline in appreciation in market value of investments, which under accounting convention is credited directly to shareholders' equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using current market quotations, which are subject to fluctuation, the net gains ultimately realized could differ substantially from recorded unrealized appreciation, which constituted 69% of shareholders' equity at December 31, 1999, compared to 76% at December 31, 1998 and 63% at December 31, 1995.

     Over 93% of the Wesco group's unrealized appreciation of securities at December 31, 1999 was concentrated in three common stocks (see Note 2 to the consolidated financial statements appearing elsewhere herein). However, as demonstrated in the section on market risk beginning on page 20, even if all appreciation of the Wesco group is ignored, there has been a steady increase in shareholders' equity over the past five years.

     Wesco's management believes the group has adequate liquidity and capital resources, including the ability to borrow, to minimize the impact of a downturn in its fortunes. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wesco's $30 million of Notes, prior to their redemption at maturity on November 1, 1999, enjoyed Standard & Poor Corporation's highest rating, AAA, as does Wes-FIC's claims-paying ability.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco's consolidated net income of each business segment, insurance and industrial, as well as nonsegment activities. In each case realized gains or losses are shown separately from "normal" net operating income. (Amounts are in thousands, all after income tax effect.)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1999       1998        1997
                                                             -------    -------    --------
Insurance segment:
  "Normal " net operating income...........................  $43,610    $34,654    $ 33,507
  Realized securities gains................................    7,271     33,609      32,843
                                                             -------    -------    --------
  Segment net income.......................................   50,881     68,263      66,350
                                                             -------    -------    --------
Industrial segment net income (all "normal" net operating
  income)..................................................    2,532      3,154       3,622
                                                             -------    -------    --------
Other than identified business segments:
  "Normal" net operating income (loss).....................     (238)      (186)      1,133
  Gains, net, on sales of foreclosed real estate...........      968        572         850
  Realized securities gains................................       --         --      29,854
                                                             -------    -------    --------
  Nonsegment net income....................................      730        386      31,837
                                                             -------    -------    --------
       Consolidated net income.............................  $54,143    $71,803    $101,809
                                                             =======    =======    ========

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

Insurance Segment

     The "normal" net operating income of the insurance segment (i.e., Wes-FIC and, since July 1996, KBS) represents essentially the combination of underwriting results with dividend and interest income. Following is a summary of such data (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
Premiums written........................................  $ 18,326    $ 19,296    $ 10,654
                                                          ========    ========    ========
Premiums earned.........................................  $ 17,655    $ 15,923    $ 11,507
                                                          ========    ========    ========
Underwriting gain.......................................  $ 10,289    $  7,748    $ 10,647
Dividend and interest income............................    49,125      38,534      33,694
General and administrative expenses, principally
  amortization of goodwill..............................      (809)       (806)       (779)
                                                          --------    --------    --------
Income before income taxes..............................    58,605      45,476      43,562
Income tax provision....................................   (14,995)    (10,822)    (10,055)
                                                          --------    --------    --------
"Normal" net operating income...........................  $ 43,610    $ 34,654    $ 33,507
                                                          ========    ========    ========

     Premiums written for 1999, 1998 and 1997 were comprised of $15.8 million, $17.0 million and $8.6 million attributable to KBS. The remainder in each year was attributable to Wes-FIC and related principally to super-catastrophe reinsurance participations, notably a three-year Florida hurricane risk policy that ended, without loss, at 1999 yearend. The decrease in premiums written by KBS for 1999 and the increase for 1998 were due mainly to the restructuring of KBS's reinsurance program effective January 1, 1998, as explained in Item 1, Business; in this connection, KBS received and credited to premiums written in 1998 $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years.

     Earned premiums for 1999, 1998 and 1997 included $15.1 million, $13.7 million and $8.7 million attributable to KBS. The remainder in each year was attributable to Wes-FIC and related principally to super-catastrophe reinsurance participations.

     The underwriting gain for 1999 included $5.9 million attributable to KBS and $4.4 million to Wes-FIC. The underwriting gain for 1998 included $4.4 million attributable to KBS and $3.3 million to Wes-FIC. The underwriting gain for 1997 included $5.5 million attributable to KBS and $5.1 million to Wes-FIC. In addition to gains from other, mainly super-catastrophe reinsurance participations, Wes-FIC's underwriting gains in 1999, 1998 and 1997 benefited by $2.6 million each year from downward revisions of estimated liabilities for losses and expenses with respect to a quota share reinsurance arrangement which terminated in 1989. Underwriting gains at KBS have become more volatile since it restructured its reinsurance program at the beginning of 1998.

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

     Dividend and interest income has been earned by the insurance group principally (1) on capital contributed by Wesco, including the assets (approximately $400 million at market value) added to Wes-FIC in 1994 after another Wesco subsidiary exited the savings and loan business and merged into

Wes-FIC, (2) on earnings retained and reinvested, and (3) on float (net liabilities due to policyholders).

     The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss adjustment expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for those periods. However, Wesco's insurance subsidiaries have maintained capital positions strong enough not only to absorb adverse estimation corrections but also to enable them to accept other insurance contracts. As explained in Item 1, Business, Wes-FIC, effective January 1, 2000, entered into a three-year arrangement, accepting a 3 1/3% participation in the reinsurance of certain property and casualty risks of a large, unaffiliated insurance group. Although Wesco would welcome other attractive reinsurance or insurance arrangements with Berkshire subsidiaries or unaffiliated companies, or acquisitions of insurance businesses like or unlike that of KBS, the timing and extent of any increase in insurance underwriting activity cannot presently be predicted.

Industrial Segment

     Following is a summary of the "normal" net operating results of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues, principally sales and services....................  $64,686    $66,197    $67,693
                                                              =======    =======    =======
Income before income taxes..................................  $ 4,209    $ 5,272    $ 6,042
Income tax provision........................................   (1,677)    (2,118)    (2,420)
                                                              -------    -------    -------
"Normal" net operating income...............................  $ 2,532    $ 3,154    $ 3,622
                                                              =======    =======    =======

     Revenues of Precision Steel's businesses declined in 1999 and 1998. The decline in revenue for the past two years occurred despite increases of 2.5% and 5.2% in pounds of steel products sold in 1999 and 1998, and was attributed by Precision Steel's management to a combination of factors, including (1) a shift in mix of products sold toward lower-priced products, and (2) a decline in selling prices of higher-margin items following price decreases by mills and other suppliers.

     Income before income taxes and normal net operating income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 78.6%, 77.9% and 78.0% for 1999, 1998 and 1997. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel's cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out cost or market; under this method, the most recent costs are reflected in cost of goods sold. Precision Steel's costs for 1999 and 1998 also included $.4 million and $.6 million, respectively, before income taxes ($.2 million and $.4 million after taxes), for the upgrading of computer systems to ensure that its order-taking and other information technology systems would continue to function properly beyond December 31, 1999.

Other Than Identified Business Segments

     Set forth below is a summary of "normal" net operating income for items not identified with either business segment, insurance or industrial (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Dividend and interest income................................  $ 1,145    $ 2,132    $ 3,148
Rental income, net, from commercial real estate.............      850        842        879
Interest expense............................................   (2,939)    (2,937)    (3,408)
General and administrative expenses.........................     (993)    (1,086)    (1,010)
Reduction in allowance for losses on foreclosed real estate
  and other assets..........................................    1,350         --      1,800
Other items, net............................................     (248)       (67)      (594)
                                                              -------    -------    -------
Income (loss) before income tax benefit.....................     (835)    (1,116)       815
Income tax benefit..........................................      597        930        318
                                                              -------    -------    -------
"Normal" net operating income (loss)........................  $  (238)   $  (186)   $ 1,133
                                                              =======    =======    =======

     "Normal" net operating income or loss other than from identified business segments includes mainly (1) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries and (2) net rental income from owned commercial real estate, reduced by (1) interest and other corporate expenses and (2) costs and expenses associated with the development and liquidation of foreclosed real estate previously owned by a former savings and loan subsidiary, including adjustments of reserves for possible losses on sales of foreclosed real estate -- plus or minus income taxes related to such "normal" nonsegment items.

     "Normal" net operating income or loss other than from identified business segments typically fluctuates from period to period but is not significant in amount. The 1999 and 1997 figures benefited to the extent of $.8 million and $1.1 million, after tax effect, from reductions in reserves for possible losses on disposition of foreclosed real estate and other assets inherited from the savings and loan subsidiary; there were no adjustments of these reserves in 1998. MS Property has had success in selling various foreclosed properties at prices higher than were anticipated when the real estate market was extremely depressed.

     Nonsegment dividend and interest income has declined sharply in recent years due to conversions of preferred stocks into lower-yielding common stocks.

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

     Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at December 31, 1999 contained $1.3 billion, or $184.36 per share, of unrealized appreciation of investments, net of taxes -- about 69% of shareholders' equity.)

     Wesco's consolidated earnings for 1999 contained securities gains, after income taxes, of $7.3 million, compared to $33.6 million of after-tax gains for 1998 and $62.7 million for 1997. These gains, although material in relation to Wesco's net income, had only a minor impact on Wesco's total shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity prior to their realization.

     Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective provisions, expressed as percentages of income before income taxes, amounted to 27.6%, 29.8% and 33.4% in 1999, 1998 and 1997. (See Note 5 to the accompanying consolidated financial statements for further information on income taxes.)

     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items such as the acquisition of CORT in February 2000 (see Note 8 to the accompanying consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business several years ago and, to a lesser degree, the restructuring of KBS's reinsurance program at the beginning of 1998.

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

MARKET RISK ANALYSIS

     Wesco's consolidated balance sheet at December 31, 1999 contained $2.2 billion of marketable equity securities stated at market value. The carrying values of these securities are not only directly exposed to fluctuations in their stock market prices (see below); they are also indirectly exposed to risks related to other markets. For example, the largest holding of the consolidated group ($1.4 billion as of December 31, 1999) was in common stock of Freddie Mac, whose principal assets are mortgages and mortgage securities, which are subject to interest rate risk. The second and third largest holdings ($683 million, combined, at December 31, 1999) were in common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks such as commodity price fluctuations, where material, are required to be reported upon in their filings with the Securities and Exchange Commission, which are available to the public.

     Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco's management prefers to invest a meaningful amount in each investee, resulting in concentration, as noted above. Most equity investments are expected to be held for very long periods of time; thus, Wesco's management is not necessarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

     The carrying values of investments subject to equity price risks are based on quoted market prices or, in the absence of such, management's estimates of fair value. Market prices are subject to fluctuation and, consequently, the amounts realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, or general market conditions. Furthermore, amounts realized in the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

     The table below shows the effects as of December 31, 1999 of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group. These changes result in a pro forma 22.8% increase or decrease in shareholders' equity (amounts in thousands):

                                                               INCREASE      DECREASE
                                                              ----------    ----------
Market value of marketable equity securities:
  As recorded...............................................  $2,214,883    $2,214,883
  Hypothetical (assuming 30% change)........................   2,879,348     1,550,418
Shareholders' equity:
  As recorded...............................................   1,895,372     1,895,372
  Pro forma (results in 22.8% change).......................   2,327,275     1,463,470
                                                              ==========    ==========

     The foregoing hypothetical changes in market values do not reflect what could be considered the best- or worst-case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the concentration existing in Wesco's consolidated investment portfolio. However, Wesco has substantial shareholders' equity, providing a margin of safety against a significant decline in portfolio values. This can be seen by glancing at the following balance sheet totals, which result from removing all unrealized appreciation and related deferred taxes from balance sheet totals shown in the first table in Item 6 (in thousands except for amounts per share):

                                                        DECEMBER 31,
                                  --------------------------------------------------------
                                    1999        1998        1997        1996        1995
                                  --------    --------    --------    --------    --------
Total assets....................  $634,262    $634,954    $603,178    $478,863    $442,439
                                  ========    ========    ========    ========    ========
Total liabilities...............  $ 51,480    $ 97,914    $129,825    $ 99,488    $ 86,136
                                  ========    ========    ========    ========    ========
Total shareholder's equity......  $582,782    $537,040    $473,353    $379,375    $356,303
  Per capital share.............     81.85       75.43       66.48       53.28       50.04
                                  ========    ========    ========    ========    ========

     Wesco's consolidated balance sheet at December 31, 1999 did not contain significant assets or liabilities with values subject to interest rate, commodity price, or foreign exchange rate risks. The Wesco group does not utilize stand-alone derivatives to manage these or other market risks.

YEAR 2000 EXPOSURE

     Prior to January 1, 2000, there was widespread concern that many computer systems in use were not designed to process data correctly after December 31, 1999 because only two digits were used to indicate the year in a date. Other systems and equipment were designed with similar limitations, often due to the circuitry of computer chips embedded therein. Wesco and its subsidiaries (1) assessed these potential "Year 2000" problems as they related to their businesses, including their electronic and other interactions with banks, vendors, customers and others, and (2) undertook the development and implementation of solutions. In addition, Wesco attempted to satisfy itself that significant non-subsidiary equity investees appeared to be proceeding in like manner.

     To date, Wesco and its subsidiaries have not experienced significant Year 2000 failures or disruptions. In addition, no significant adverse consequences due to Year 2000 problems have, to the knowledge of Wesco's management, been reported by significant customers, suppliers, equity investees or financial markets to Wesco or its subsidiaries. Wesco's management believes, however, that, although the risks and uncertainties from Year 2000 issues have greatly diminished since December 31, 1999, Wesco and its subsidiaries may still be exposed to undesirable effects from as yet undetected Year 2000 matters, especially losses that might be incurred under property and casualty insurance and reinsurance contracts entered into by Wesco's subsidiaries. While such consequences could conceivably have a materially adverse effect on Wesco's consolidated net income, Wesco's management does not believe that the total worst-case effect, which cannot be estimated, would be material in relation to its shareholders' equity.

     Wesco and its subsidiaries have incurred and charged against earnings approximately $1.0 million in identification, remediation and testing of Year 2000 issues, including $.4 million in 1999 and $.6 million in 1998 ($.2 million and $.4 million, after income taxes, respectively). Wesco does not believe that any significant information technology projects were delayed due to Year 2000 efforts.

FORWARD-LOOKING STATEMENTS

     Certain written or oral representations of management stated herein or elsewhere constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. For example, the preceding section on Year 2000 exposure contains forward-looking statements. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur.

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules of Wesco appearing in this report:

                                                                PAGE
                    FINANCIAL STATEMENTS                      NUMBER(S)
                    --------------------                      ---------
Independent auditors' report................................     25
Consolidated balance sheet -- December 31, 1999 and 1998....     26
Consolidated statement of income -- years ended December 31,
  1999, 1998 and 1997.......................................     27
Consolidated statement of changes in shareholders'
  equity -- years ended December 31, 1999, 1998 and 1997....     28
Consolidated statement of cash flows -- years ended December
  31, 1999, 1998 and 1997...................................     29
Notes to consolidated financial statements..................  30 - 37

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

                                                              SCHEDULE     PAGE
               FINANCIAL STATEMENT SCHEDULES                   NUMBER    NUMBER(S)
               -----------------------------                  --------   ---------
Condensed financial information of Registrant -- December
  31, 1999 and 1998, and years ended December 31, 1999, 1998
  and 1997..................................................     I        38 - 39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the sections entitled "Election of Directors" and "Executive Officers" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its annual meeting of shareholders scheduled to be held May 3, 2000 (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections "Voting Securities and Holders Thereof" and "Requirements for Reporting Securities Ownership" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Voting Securities and Holders Thereof," "Compensation of Directors and Executive Officers" and "Board of Director Interlocks and Insider Participation" in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

3a.    Articles of Incorporation and By-Laws of Wesco Financial
       Corporation
21.    List of Subsidiaries.
27.    Financial Data Schedule.

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 1999. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION


By:        Charles T. Munger                                             March 22, 2000
           Chairman of the Board (principal executive officer)

By:        Robert H. Bird                                                March 22, 2000
           President (principal operating officer)

By:        Jeffrey L. Jacobson                                           March 22, 2000
           Vice President and Chief Financial Officer
           (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Robert H. Bird                                                              March 22, 2000
  Director

  Carolyn H. Carlburg                                                         March 22, 2000
  Director

  James N. Gamble                                                             March 22, 2000
  Director

  Charles T. Munger                                                           March 22, 2000
  Director

  David K. Robinson                                                           March 22, 2000
  Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
March 3, 2000

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Cash and cash equivalents...................................  $   66,331    $  320,034
Investments:
  Securities with fixed maturities..........................     309,976        66,619
  Marketable equity securities..............................   2,214,883     2,778,595
Property and equipment......................................      11,414        12,193
Goodwill of acquired business...............................      28,556        29,338
Other assets................................................      21,035        21,627
                                                              ----------    ----------
                                                              $2,652,195    $3,228,406
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance losses and loss adjustment expenses...............  $   33,642    $   36,731
Notes payable...............................................       3,635        33,635
Income taxes payable, principally deferred..................     707,345       920,035
Other liabilities...........................................      12,201        14,249
                                                              ----------    ----------
                                                                 756,823     1,004,650
                                                              ----------    ----------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000
     shares; issued and outstanding, 7,119,807 shares.......       7,120         7,120
  Capital in excess of par value............................      23,319        23,319
  Unrealized appreciation of investments, net of taxes......   1,312,590     1,686,716
  Retained earnings.........................................     552,343       506,601
                                                              ----------    ----------
          Total shareholders' equity........................   1,895,372     2,223,756
                                                              ----------    ----------
                                                              $2,652,195    $3,228,406
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1999        1998        1997
                                                           --------    --------    --------
Revenues:
  Sales and service revenues.............................  $ 64,571    $ 66,137    $ 67,557
  Insurance premiums earned..............................    17,655      15,923      11,507
  Dividend and interest income...........................    49,679      40,543      36,552
  Realized gains, net, on securities and foreclosed
     property............................................    12,819      52,672     102,348
  Other..................................................       982         904       1,087
                                                           --------    --------    --------
                                                            145,706     176,179     219,051
                                                           --------    --------    --------
Costs and expenses:
  Cost of products and services sold.....................    50,728      51,527      52,710
  Insurance losses, loss adjustment and underwriting
     expenses............................................     7,366       8,174         860
  Selling, general and administrative expenses...........    10,265      11,156       9,393
  Interest on notes payable..............................     2,549       3,016       3,320
                                                           --------    --------    --------
                                                             70,908      73,873      66,283
                                                           --------    --------    --------
Income before income taxes...............................    74,798     102,306     152,768
Provision for income taxes...............................   (20,655)    (30,503)    (50,959)
                                                           --------    --------    --------
     Net income..........................................  $ 54,143    $ 71,803    $101,809
                                                           ========    ========    ========
Amounts per capital share based on 7,119,807 shares
  outstanding throughout each year:
  Net income.............................................  $   7.60    $  10.08    $  14.30
  Cash dividends.........................................      1.18        1.14        1.10
                                                           ========    ========    ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                       SHAREHOLDERS' EQUITY                           TOTAL
                                   -------------------------------------------------------------     COMPRE-
                                             CAPITAL IN     UNREALIZED                               HENSIVE
                                   CAPITAL   EXCESS OF     APPRECIATION    RETAINED                  INCOME
                                    STOCK    PAR VALUE    OF INVESTMENTS   EARNINGS     TOTAL        (LOSS)
                                   -------   ----------   --------------   --------   ----------    ---------
Balance, December 31, 1996.......  $7,120     $23,319       $  871,640     $348,936   $1,251,015
Net income.......................                                           101,809      101,809
Unrealized appreciation of
  investments, net of income tax
  effect of $264,310.............                              481,996                   481,996    $ 521,108
                                                                                                    =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income.........................                              (62,697)                  (62,697)
Cash dividends declared and
  paid...........................                                            (7,831)      (7,831)
                                   ------     -------       ----------     --------   ----------
Balance, December 31, 1997.......   7,120      23,319        1,290,939      442,914    1,764,292
Net income.......................                                            71,803       71,803
Unrealized appreciation of
  investments, net of income tax
  effect of $230,837.............                              429,386                   429,386    $ 467,580
                                                                                                    =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income.........................                              (33,609)                  (33,609)
Cash dividends declared and
  paid...........................                                            (8,116)      (8,116)
                                   ------     -------       ----------     --------   ----------
Balance, December 31, 1998.......   7,120      23,319        1,686,716      506,601    2,223,756
Net income.......................                                            54,143       54,143
Unrealized depreciation of
  investments, net of income tax
  effect of $197,478.............                             (366,855)                 (366,855)   $(319,983)
                                                                                                    =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income.........................                               (7,271)                   (7,271)
Cash dividends declared and
  paid...........................                                            (8,401)      (8,401)
                                   ------     -------       ----------     --------   ----------
Balance, December 31, 1999.......  $7,120     $23,319       $1,312,590     $552,343   $1,895,372
                                   ======     =======       ==========     ========   ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                          1999         1998        1997
                                                        ---------    --------    ---------
Cash flows from operating activities:
  Net income..........................................  $  54,143    $ 71,803    $ 101,809
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized gains, net, on securities and foreclosed
       property, before taxes.........................    (12,819)    (52,672)    (102,348)
     Provision for depreciation and amortization,
       net............................................      1,995       2,068        2,056
     Decrease in allowance for losses on real estate
       held for sale and other assets.................     (1,350)         --       (1,800)
     Decrease in liabilities for insurance losses and
       loss adjustment expenses.......................     (3,089)     (4,706)      (4,054)
     Increase (decrease) in income taxes payable......    (11,297)     (8,852)      40,589
     Other, net.......................................     (4,159)      5,542       (1,377)
                                                        ---------    --------    ---------
          Net cash flows from operating activities....     23,424      13,183       34,875
                                                        ---------    --------    ---------
Cash flows from investing activities:
  Purchases of securities with fixed maturities.......   (413,659)    (19,066)    (176,235)
  Maturities and redemptions of securities with fixed
     maturities.......................................     21,772       5,587       35,215
  Sales of marketable equity securities...............     58,900     177,266           --
  Sales of securities with fixed maturities...........     90,788     126,128       95,122
  Other, net..........................................      3,473      14,365       10,029
                                                        ---------    --------    ---------
          Net cash flows from investing activities....   (238,726)    304,280      (35,869)
                                                        ---------    --------    ---------
Cash flows from financing activities:
     Repayments of notes..............................    (30,000)         --       (3,527)
     Payment of cash dividends........................     (8,401)     (8,116)      (7,831)
                                                        ---------    --------    ---------
          Net cash flows from financing activities....    (38,401)     (8,116)     (11,358)
                                                        ---------    --------    ---------
Increase (decrease) in cash and cash equivalents......   (253,703)    309,347      (12,352)
Cash and cash equivalents -- beginning of year........    320,034      10,687       23,039
                                                        ---------    --------    ---------
Cash and cash equivalents -- end of year..............  $  66,331    $320,034    $  10,687
                                                        =========    ========    =========
Supplementary disclosures:
  Interest paid during year...........................  $   2,953    $  3,016    $   3,320
  Income taxes paid, net, during year.................     31,952      56,695       11,934
  Noncash investing activities --
     Fair value of investments exchanged..............         --          --      180,772
                                                        =========    ========    =========

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

     The outstanding stock of KBS was purchased by Wes-FIC in 1996 for approximately $80,000. The excess of purchase cost over the fair value of the identified net assets acquired ("goodwill"), approximately $31,300, is being amortized on a straight-line basis over 40 years. The net unamortized balance is carried as an asset on the consolidated balance sheet. If management, in its periodic review of recoverability of goodwill, determines that it appears to have become impaired, the unamortized balance will be reduced and/or the amortization period shortened as appropriate.

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

     In February 2000, a wholly owned subsidiary of Wesco, by means of a successful tender offer and merger, acquired CORT Business Services Corporation ("CORT"), for approximately $384,000 cash. As a result, CORT's accounts will be included in Wesco's consolidated financial statements effective in the first quarter of 2000. See Note 8 for additional information regarding CORT.

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

     Investments in marketable equity securities and securities with fixed maturities at December 31, 1999 and 1998 were deemed to be available-for-sale and, accordingly, carried at quoted market or estimated fair value, with the net unrealized gain shown as a separate component of shareholders' equity. Unrealized appreciation constitutes a high proportion of Wesco's shareholders' equity (69% and 76% at December 31, 1999 and 1998). As a result, shareholders' equity is sensitive to fluctuations in underlying market quotations, and gains or losses ultimately realized upon sale of the investments, less taxes, could differ very significantly from recorded unrealized appreciation.

     Following is a summary of securities with fixed maturities:

                                                  DECEMBER 31, 1999            DECEMBER 31, 1998
                                              --------------------------   --------------------------
                                                          ESTIMATED FAIR               ESTIMATED FAIR
                                              AMORTIZED     (CARRYING)     AMORTIZED     (CARRYING)
                                                COST          VALUE          COST          VALUE
                                              ---------   --------------   ---------   --------------
Obligations of U. S. government and its
  agencies..................................  $ 84,060       $ 77,930       $16,025       $16,358
State and municipal bonds...................     4,340          4,329         5,526         5,578
Convertible preferred stocks................        --             --        45,000        44,000
Mortgage-backed securities..................   233,998        227,717           683           683
                                              --------       --------       -------       -------
                                              $322,398       $309,976       $67,234       $66,619
                                              ========       ========       =======       =======

     At 1999 yearend, the estimated fair values of securities with fixed maturities contained $27 of unrealized gains and $12,449 of unrealized losses, compared with $390 of unrealized gains and $1,005 of unrealized losses at 1998 yearend.

     Investments in securities with fixed maturities at 1999 yearend are expected to mature as follows:

                                                              AMORTIZED    MARKET
                                                                COST       VALUE
                                                              ---------   --------
In one year or less.........................................  $ 10,492    $ 10,502
After one year through five years...........................    26,593      26,363
After five years through ten years..........................       129         129
After ten years.............................................    51,186      45,265
                                                              --------    --------
                                                                88,400      82,259
Mortgage-backed securities..................................   233,998     227,717
                                                              --------    --------
                                                              $322,398    $309,976
                                                              ========    ========

     Following is a summary of marketable equity securities (all common stocks):

                                             DECEMBER 31, 1999         DECEMBER 31, 1998
                                           ----------------------    ----------------------
                                                         QUOTED                    QUOTED
                                                         MARKET                    MARKET
                             NUMBER OF                 (CARRYING)                (CARRYING)
                               SHARES        COST        VALUE         COST        VALUE
                             ----------    --------    ----------    --------    ----------
Freddie Mac................  28,800,000    $ 71,729    $1,355,400    $ 71,729    $1,855,800
The Coca-Cola Company......   7,205,600      40,761       419,726      40,761       482,775
The Gillette Company.......   6,400,000      40,000       263,600      40,000       306,000
Other......................                  32,038       176,157      32,038       134,020
                                           --------    ----------    --------    ----------
                                           $184,528    $2,214,883    $184,528    $2,778,595
                                           ========    ==========    ========    ==========

            Dollar amounts in thousands except for amounts per share

     The market values of marketable equity securities contained no unrealized losses at 1999 or 1998 yearends.

     Realized investment gains (losses), before income taxes, from sales and redemptions of investments are summarized below for each of the past three years:

                                                              1999       1998        1997
                                                             -------    -------    --------
Securities with fixed maturities --
  Gross realized gains.....................................  $ 7,504    $16,126    $ 50,143
  Gross realized losses....................................   (2,714)        --          --
Marketable equity securities --
  Gross realized gains.....................................    6,396     43,611      50,771
  Gross realized losses....................................       --     (8,031)         --
                                                             -------    -------    --------
                                                             $11,186    $51,706    $100,914
                                                             =======    =======    ========

NOTE 3. INSURANCE

     Wes-FIC's insurance business consists mainly of the sale, through KBS, of various insurance products geared towards small and medium-sized banks located primarily in the midwestern United States. These products include bank deposit insurance in excess of FDIC coverage, directors and officers liability insurance, employment practice insurance, internet banking catastrophe and fidelity bond coverage. In addition, Wes-FIC participates in property and casualty reinsurance contracts with wholly owned insurance subsidiaries of Berkshire.

     Insurance premiums are generally recognized as earned revenues pro rata over the term of each contract. Unearned insurance premiums of $8,420 and $7,749 at December 31, 1999 and 1998 are included in other liabilities on the consolidated balance sheet.

     Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs. The liabilities are based upon estimates of ultimate claim costs associated with claim occurrences as of the balance sheet date, and are determined from (1) individual case amounts, (2) incurred but not reported losses, based on past experience, and (3) reports from ceding insurers. As further data become available, the liabilities are reevaluated and adjusted as appropriate.

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

            Dollar amounts in thousands except for amounts per share

     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                               1999       1998       1997
                                                              -------    -------    -------
Balance at beginning of year................................  $36,731    $41,437    $45,491
Less ceded liabilities......................................       --     (1,340)      (840)
                                                              -------    -------    -------
Net balance at beginning of year............................   36,731     40,097     44,651
                                                              -------    -------    -------
Incurred losses recorded during year --
  For current year..........................................    8,556     11,604      6,563
  For all prior years*......................................   (5,819)    (7,646)    (7,453)
                                                              -------    -------    -------
          Total incurred losses.............................    2,737      3,958       (890)
                                                              -------    -------    -------
Payments made during year --
  For current year..........................................    2,175      4,673      1,579
  For all prior years.......................................    3,651      2,651      2,085
                                                              -------    -------    -------
          Total payments....................................    5,826      7,324      3,664
                                                              -------    -------    -------
Net balance at end of year..................................   33,642     36,731     40,097
Plus ceded liabilities......................................       --         --      1,340
                                                              -------    -------    -------
Balance at end of year......................................  $33,642    $36,731    $41,437
                                                              =======    =======    =======

---------------
* Primarily represents adjustments of estimated losses.

     Payment of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval in 2000, Wesco can receive up to approximately $260,000 as dividends from its insurance subsidiaries.

     The combined shareholders' equity of Wesco's insurance subsidiaries at yearend 1999 determined pursuant to regulatory accounting rules was approximately $2,600,000, approximately $700,000 higher than shareholders' equity determined in accordance with generally accepted accounting principles ("GAAP"). The difference represents mainly the deduction of deferred income taxes associated with unrealized appreciation of investments in calculating the GAAP figure.

NOTE 4. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
Note due January 2002, bearing interest at 7 5/8% payable
  monthly...................................................  $1,035    $ 1,035
Industrial revenue bonds due December 2014, bearing interest
  at 7 3/4% payable semiannually............................   2,600      2,600
Notes due November 1, 1999, bearing interest at 8 7/8%
  payable semiannually......................................      --     30,000
                                                              ------    -------
                                                              $3,635    $33,635
                                                              ======    =======

     Wesco redeemed its 8 7/8% Notes at par upon maturity.

     Estimated fair market values of the foregoing notes payable at December 31, 1999 and December 31, 1998 were approximately $3,725 and $34,700. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

            Dollar amounts in thousands except for amounts per share

NOTE 5. INCOME TAXES

     Following is a breakdown of income taxes payable at 1999 and 1998 yearends:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax liabilities, relating to --
  Appreciation of investments, principally unrealized.......  $705,343    $906,736
  Other items...............................................     5,622      14,380
                                                              --------    --------
                                                               710,965     921,116
Deferred tax assets.........................................    (5,429)     (6,450)
                                                              --------    --------
  Net deferred tax liabilities..............................   705,536     914,666
Taxes currently payable.....................................     1,809       5,369
                                                              --------    --------
Income taxes payable........................................  $707,345    $920,035
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

     The consolidated statement of income contains a provision for income taxes, as follows:

                                                              1999        1998       1997
                                                             -------    --------    -------
Federal....................................................  $20,316    $ 30,148    $45,781
State......................................................      339         355      5,178
                                                             -------    --------    -------
  Provision for income taxes...............................  $20,655    $ 30,503    $50,959
                                                             =======    ========    =======
Current....................................................  $23,818    $ 65,039    $13,021
Deferred provision (benefit)...............................   (3,163)    (34,536)    37,938
                                                             -------    --------    -------
  Provision for income taxes...............................  $20,655    $ 30,503    $50,959
                                                             =======    ========    =======

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

                                                              1999        1998       1997
                                                              ----        ----       ----
Statutory federal income tax rate..........................     35.0%       35.0%      35.0%
Increase (decrease) resulting from --
  Exclusion from taxable income of a significant portion of
     dividend income.......................................     (8.1)       (6.3)      (3.8)
  Exclusion from taxable income of a significant portion of
     interest income on state and municipal bonds..........     (0.1)       (0.2)      (0.2)
  State income taxes, less federal tax benefit.............      0.3         0.3        2.2
  Other differences, net...................................      0.5         1.0        0.2
                                                             -------    --------    -------
Effective income tax provision rate........................     27.6%       29.8%      33.4%
                                                             =======    ========    =======

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

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. California franchise tax returns through 1994 have been examined by and settled with the California Franchise Tax Board.

NOTE 6. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 1999 and 1998 follows:

                                                                QUARTER ENDED
                                            ------------------------------------------------------
                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1999            1999           1999        1999
                                            ------------    -------------    --------    ---------
Total revenues............................    $46,672          $33,917       $32,425      $32,692
                                              =======          =======       =======      =======
Net income excluding securities gains and
  losses..................................    $14,160          $11,026       $11,065      $10,621
  Per capital share.......................       1.99             1.54          1.56         1.49
Realized securities gains (losses) net of
  income tax effect.......................      7,271               --            --           --
  Per capital share.......................       1.02               --            --           --
                                              -------          -------       -------      -------
Net income................................    $21,431          $11,026       $11,065      $10,621
  Per capital share.......................       3.01             1.54          1.56         1.49
                                              =======          =======       =======      =======

                                            DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                1998            1998           1998        1998
                                            ------------    -------------    --------    ---------
Total revenues............................    $22,816          $32,155       $90,078      $31,130
                                              =======          =======       =======      =======
Net income excluding securities gains and
  losses..................................    $10,413          $ 9,358       $ 9,556      $ 8,867
  Per capital share.......................       1.46             1.32          1.34         1.24
Realized securities gains (losses) net of
  income tax effect.......................     (4,161)              --        37,770           --
  Per capital share.......................       (.59)              --          5.31           --
                                              -------          -------       -------      -------
Net income................................    $ 6,252          $ 9,358       $47,326      $ 8,867
  Per capital share.......................        .87             1.32          6.65         1.24
                                              =======          =======       =======      =======

NOTE 7. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the past three years is presented in the table on the next page, broken down as to Wesco's business segments.

     The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. Its business has included contractual arrangements with wholly owned insurance subsidiaries of Berkshire under which Wes-FIC has participated in reinsurance arrangements that the Berkshire subsidiaries have had with unaffiliated insurance companies. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest.

     In addition to generating insurance premiums, Wesco's insurance segment has derived dividend and interest income from the investment of float (premiums received in advance of the time related claims and expenses are paid) as well as cash invested or retained in the business by its owners, and has realized gains on sales of investments.

     The insurance companies are subject to regulation by applicable state insurance departments and also, in KBS's case, the Department of the Treasury.

            Dollar amounts in thousands except for amounts per share

     The industrial segment includes the operating accounts of Precision Steel and its subsidiaries. The Precision Steel group operates two service centers, which buy steel and other metals in the form of sheets or strips, cut these to order and sell them directly to a wide variety of industrial customers throughout the United States. The Precision Steel group also manufactures shim stock and other toolroom specialty items, as well as hose and muffler clamps, and sells them nationwide, generally through distributors.

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

                                                        1999          1998          1997
                                                     ----------    ----------    ----------
Insurance:
  Premiums earned..................................  $   17,655    $   15,923    $   11,507
  Dividend and interest income.....................      49,125        38,534        33,694
  Realized securities gains, net...................      11,186        51,706        50,528
  Provision for income taxes.......................     (18,909)      (28,919)      (27,741)
  Net income.......................................      50,881        68,263        66,350
  Depreciation and amortization other than of
     discounts and premiums of investments.........         826           887           897
  Capital expenditures.............................          79            29            68
  Identifiable assets..............................   2,639,750     3,157,338     2,440,141
                                                     ==========    ==========    ==========
Industrial:
  Sales, service and other revenues................  $   64,686    $   66,197    $   67,693
  Provision for income taxes.......................      (1,677)       (2,118)       (2,420)
  Net income.......................................       2,532         3,154         3,622
  Depreciation and amortization....................         797           852           849
  Capital expenditures.............................         214           274           614
  Identifiable assets..............................      23,252        22,965        23,084
                                                     ==========    ==========    ==========
Not identified with a business segment:
  Dividend and interest income.....................  $    1,145    $    2,132    $    3,148
  Other revenues...................................         867           844           951
  Realized gains on securities and foreclosed
     properties, net...............................       1,633           966        51,820
  Income tax (provision) benefit...................         (69)          534       (20,798)
  Net income.......................................         730           386        31,837
  Depreciation and amortization....................         372           394           388
  Capital expenditures.............................         112             1           495
  Identifiable assets..............................      26,013        49,660       126,450
                                                     ==========    ==========    ==========
Reconciliations:
  Total revenues set forth above...................  $  146,297    $  176,302    $  219,341
  Less intersegment interest.......................        (591)         (123)         (290)
                                                     ----------    ----------    ----------
          Total consolidated revenues..............  $  145,706    $  176,179    $  219,051
                                                     ==========    ==========    ==========
  Total assets set forth above.....................  $2,689,015    $3,229,963    $2,589,675
  Less intersegment advances.......................     (36,820)       (1,557)       (1,563)
                                                     ----------    ----------    ----------
          Total consolidated assets................  $2,652,195    $3,228,406    $2,588,112
                                                     ==========    ==========    ==========

            Dollar amounts in thousands except for amounts per share

NOTE 8. SUBSEQUENT EVENT

     In February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT for approximately $384 million pursuant to a tender offer and merger. The acquisition will be accounted for as a purchase, and CORT's accounts will be consolidated with Wesco's beginning as of the date of purchase. The cash purchase was funded, to the extent of $353 million, through sales of investments and use of available cash, supplemented by $31 million of short-term line-of-credit borrowings.

     CORT is the leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility to meet their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers. CORT's national network includes 118 showrooms, 87 clearance centers and 75 warehouses in 34 states and the District of Columbia as well as three web sites (cort1.com, relocationcentral.com and corttradeshow.com).

     The following unaudited table presents pro forma combined operating data provided by Wesco and CORT for 1999 and 1998 as though CORT had been acquired on January 1, 1998. It reflects (1) elimination of the estimated income earned during 1999 and 1998 on investments liquidated in 2000 to fund the purchase, (2) inclusion of interest expense throughout 1999 and 1998 as if the line-of-credit borrowings had been made at the beginning of 1998, and (3) amortization of the excess of purchase price over recorded net assets assuming such excess was all goodwill to be amortized over 40 years.

                                                                      YEAR
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Sales and service revenues..................................  $418,655    $385,101
Total revenues..............................................   479,790     475,143
Income before extraordinary item............................    63,159      79,514
Net income..................................................    63,159      77,006
  Per capital share.........................................      8.87       10.82
                                                              ========    ========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Assets:
  Cash and cash equivalents.................................  $       23    $       23
  Convertible preferred stocks..............................          --        22,000
  Investment in subsidiaries, at cost plus equity in
     subsidiaries' undistributed earnings and unrealized
     appreciation:
     Wes-FIC and KBS........................................   1,900,204     2,205,874
     Precision Steel........................................      54,575        51,579
     MS Property............................................      15,600        13,806
  Other assets..............................................         128           548
                                                              ----------    ----------
                                                              $1,970,530    $2,293,830
                                                              ==========    ==========

Liabilities and shareholders' equity:
  Advances from subsidiaries................................  $   72,185    $   32,202
  Notes payable.............................................       1,035        31,035
  Income taxes payable, principally deferred................       1,912         6,367
  Other liabilities.........................................          26           470
                                                              ----------    ----------
          Total liabilities.................................      75,158        70,074
                                                              ----------    ----------
  Shareholders' equity (see consolidated balance sheet and
     statement of changes in shareholders' equity)..........   1,895,372     2,223,756
                                                              ----------    ----------
                                                              $1,970,530    $2,293,830
                                                              ==========    ==========

                              STATEMENT OF INCOME
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1999       1998        1997
                                                             -------    -------    --------
Revenues:
  Dividend income..........................................  $   675    $ 1,687    $  2,692
  Realized securities gain.................................       --         --      50,386
  Other....................................................       46         40         118
                                                             -------    -------    --------
                                                                 721      1,727      53,196
                                                             -------    -------    --------
Expenses:
  Interest on notes payable................................    2,939      2,937       3,104
  General and administrative...............................      437        475         414
                                                             -------    -------    --------
                                                               3,376      3,412       3,518
                                                             -------    -------    --------
Income (loss) before items shown below.....................   (2,655)    (1,685)     49,678
Income tax (provision) benefit.............................    1,247      1,100     (19,654)
Equity in undistributed earnings of subsidiaries...........   55,551     72,388      71,785
                                                             -------    -------    --------
       Net income..........................................  $54,143    $71,803    $101,809
                                                             =======    =======    ========

                 See notes to consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                     INFORMATION OF REGISTRANT (CONTINUED)

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1999        1998         1997
                                                          --------    ---------    --------
Cash flows from operating activities:
  Net income............................................  $ 54,143    $  71,803    $101,809
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized securities gain...........................        --           --     (50,386)
     Deferred income taxes on realized securities
       gain.............................................        --           --      20,532
     Increase (decrease) in income taxes payable
       currently........................................      (347)        (951)        836
     Equity in undistributed earnings of subsidiaries...   (55,551)     (72,388)    (59,034)
     Other, net.........................................      (302)          58         (20)
                                                          --------    ---------    --------
          Net cash flows from operating activities......   ( 2,057)     ( 1,478)     13,737
                                                          --------    ---------    --------

Cash flows from investing activities:
  Principal collections on loans........................       475           75          75
                                                          --------    ---------    --------
          Net cash flows from investing activities......       475           75          75
                                                          --------    ---------    --------

Cash flows from financing activities:
  Advances from (repayments to) subsidiaries, net.......    39,983        9,529      (5,985)
  Repayment of Notes due November 1, 1999...............   (30,000)          --          --
  Payment of cash dividends.............................    (8,401)      (8,116)     (7,831)
                                                          --------    ---------    --------
          Net cash flows from financing activities......     1,582        1,413     (13,816)
                                                          --------    ---------    --------

Increase (decrease) in cash and cash equivalents........        --           10          (4)
Cash and cash equivalents -- beginning of year..........        23           13          17
                                                          --------    ---------    --------
Cash and cash equivalents -- end of year................  $     23    $      23    $     13
                                                          ========    =========    ========
Supplementary disclosures:
  Noncash investing activities --
     Investments contributed to subsidiary..............  $ 28,895    $  54,627    $     --
                                                          ========    =========    ========

                 See notes to consolidated financial statements

                           WESCO FINANCIAL CORPORATION
                          COMMISSION FILE NUMBER 1-4720
                              EXHIBITS TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                                 INCORPORATED
                          DESCRIPTION                                 FILED      BY REFERENCE

3a.     Articles of Incorporation and By-Laws of Wesco Financial        X
        Corporation

21.     List of Subsidiaries                                            X

27.     Financial Data Schedule                                         X