Form 10-Q
period 2000-03-31
WESCO FINANCIAL CORP
filed 2000-05-15
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the Quarterly period ended March 31, 2000 or

            Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

   [ ]      For the transition period from_________________to__________________

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

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 10, 2000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages 10 through 13.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits -- Exhibit 27 -- Financial Data Schedule.

     (b) Reports on Form 8-K --  Report dated March 3, 2000
                                 Items reported: 2 and 7.

     (c) Reports on Form 8-K/A -- Report dated April 28, 2000
                                  Item reported: 7.



                                   SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESCO  FINANCIAL CORPORATION



Date:   May 15, 2000                   By: /s/ JEFFREY L. JACOBSON
                                          --------------------------------------
                                          Jeffrey L. Jacobson
                                          Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000


                                                       INDEX


                                                                               Page(s)
                                                                               -------
     Condensed consolidated statement of income -- three-month
         periods ended March 31, 2000 and March 31, 1999....................      4

     Condensed consolidated balance sheet --
         March 31, 2000 and December 31, 1999...............................      5

     Condensed consolidated statement of changes in shareholders'
         equity -- three-month periods ended March 31, 2000
         and March 31, 1999.................................................      6

     Condensed consolidated statement of cash flows -- three-month periods
         ended March 31, 2000 and March 31, 1999............................      7

     Notes to condensed consolidated financial statements...................    8-9

                           WESCO FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                            ---------------------------
                                                                             March 31,         March 31,
                                                                               2000              1999
                                                                            ---------         ---------
Revenues:
    Sales and service revenues .....................................        $  64,087         $  17,048
    Insurance premiums earned ......................................            4,511             3,794
    Dividend and interest income ...................................           11,997            11,608
    Realized securities gains, net .................................          183,405                --
    Other ..........................................................              231               242
                                                                            ---------         ---------
                                                                              264,231            32,692
                                                                            ---------         ---------

Costs and expenses:
    Cost of products and services sold .............................           26,231            13,497
    Insurance losses, loss adjustment and underwriting expenses ....            4,246             1,346
    Selling, general and administrative expenses ...................           29,622             2,738
    Interest expense ...............................................              652               748
    Amortization of goodwill .......................................              957               196
                                                                            ---------         ---------
                                                                               61,708            18,525
                                                                            ---------         ---------
Income before income taxes .........................................          202,523            14,167
Provision for income taxes .........................................          (69,811)           (3,546)
                                                                            ---------         ---------
    Net income .....................................................        $ 132,712         $  10,621
                                                                            =========         =========

Amounts per capital share based on 7,119,807 shares
    outstanding throughout each period:
        Net income .................................................        $   18.64         $    1.49
                                                                            =========         =========

        Cash dividends .............................................        $    .305         $    .295
                                                                            =========         =========



See notes beginning on page 8.

                          WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                    March 31,          Dec. 31,
                                                                      2000              1999
                                                                   ----------        ----------
                                     ASSETS
Cash and cash equivalents .................................        $  109,034        $   66,331
Accounts receivable .......................................            36,304             8,685
Investments:
   Securities with fixed maturities .......................            90,365           309,976
   Marketable equity securities ...........................         1,829,490         2,214,883
Rental furniture ..........................................           224,712                --
Property, plant and equipment .............................            53,873            11,414
Goodwill of acquired businesses ...........................           262,878            28,556
Other assets ..............................................            39,589            12,350
                                                                   ----------        ----------

                                                                   $2,646,245        $2,652,195
                                                                   ==========        ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses .....................        $   43,340        $    3,674
Insurance losses and loss adjustment expenses .............            35,735            33,642
Deferred furniture rental income and security deposits ....            25,348                --
Notes payable .............................................            64,935             3,635
Income taxes payable, principally deferred ................           672,979           707,345
Other liabilities .........................................            12,747             8,527
                                                                   ----------        ----------

   Total liabilities ......................................           855,084           756,823
                                                                   ----------        ----------

Shareholders' equity:
  Capital stock and capital in excess of par value ........            30,439            30,439
  Unrealized appreciation of investments, net of taxes ....         1,077,839         1,312,590
  Retained earnings .......................................           682,883           552,343
                                                                   ----------        ----------

   Total shareholders' equity .............................         1,791,161         1,895,372
                                                                   ----------        ----------

                                                                   $2,646,245        $2,652,195
                                                                   ==========        ==========



See notes beginning on page 8.

                          WESCO FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                                Shareholders' Equity
                                                                                             ---------------------------
                                                     Capital                                                    Total
                                                     Stock and                                                  Compre-
                                                     Capital in   Unrealized                                    hensive
                                                     Excess of    Appreciation     Retained                     Income
                                                     Par Value    of Investments   Earnings      Total          (Loss)
                                                     ---------    --------------   --------      -----          ------
Balance, December 31, 1998.........................   $30,439       $1,686,716     $506,601   $2,223,756

Net income.........................................                                  10,621       10,621

Unrealized depreciation of                                                                                      $(91,569)
  investments, net of income tax effect............                    (102,190)                (102,190)       ========

Cash dividends declared and paid...................                                  (2,101)       (2,101)
                                                      -------       ----------     --------   ----------
Balance, March 31, 1999............................   $30,439       $1,584,526     $515,121   $2,130,086
                                                      =======       ==========     ========   ==========

                                                                     * * * * *

Balance, December 31, 1999.........................   $30,439       $1,312,590     $552,343   $1,895,372
Net income.........................................                                 132,712      132,712
Unrealized depreciation of
  investments, net of income tax effect............                   (115,538)                 (115,538)
Reversal of unrealized appreciation upon                                                                       $(102,039)
  inclusion of realized net gains in net income....                   (119,213)                 (119,213)       ========

Cash dividends declared and paid...................                                  (2,172)      (2,172)
                                                      -------       ----------     --------   ----------
Balance, March 31, 2000............................   $30,439       $1,077,839     $682,883   $1,791,161
                                                      =======       ==========     ========   ==========



See notes beginning on page 8.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                  ----------------------------
                                                                                  March 31,          March 31,
                                                                                    2000               1999
                                                                                  ---------          ---------
Cash flows from operating activities, net ...............................         $  12,570          $   6,555
                                                                                  ---------          ---------
Cash flows from investing activities:

  Acquisition of business, net of cash and cash equivalents acquired ....          (380,460)                --
  Proceeds from sales of investments ....................................           484,555                 --
  Proceeds from maturities of investments ...............................             2,500              3,852
  Purchases of investments ..............................................           (55,873)                --
  Other, net ............................................................           (12,717)              (274)
                                                                                  ---------          ---------

      Net cash flows from investing activities ..........................            38,005              3,578
                                                                                  ---------          ---------

Cash flows from financing activities:
  Repayment of notes ....................................................            (5,700)                --
  Payment of cash dividends .............................................            (2,172)            (2,101)
                                                                                  ---------          ---------

      Net cash flows from financing activities ..........................            (7,872)            (2,101)
                                                                                  ---------          ---------


Increase in cash and cash equivalents ...................................            42,703              8,032

Cash and cash equivalents -- beginning of period ........................            66,331            320,034
                                                                                  ---------          ---------

Cash and cash equivalents -- end of period ..............................         $ 109,034          $ 328,066
                                                                                  =========          =========


Supplementary information:
   Interest paid during period ..........................................         $   1,313          $      70
   Income taxes paid, net, during period ................................            18,510              4,546
                                                                                  =========          =========


See notes beginning on page 8.

                           WESCO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


Note 1

     The condensed consolidated financial statements include the accounts of Wesco Financial Corporation ("Wesco") and its subsidiaries, including CORT Business Services, Inc. ("CORT"), acquired in the first quarter of 2000 (see
Note 3). In the opinion of management, all adjustments necessary to a fair statement of the results of operations of Wesco and its subsidiaries (consisting only of normal recurring accruals) are reflected in the condensed consolidated financial statements.


Note 2

     Reference is made to the following financial information deemed generally applicable to the condensed consolidated financial statements: (1) the notes to Wesco's consolidated financial statements appearing on pages 30 through 37 of its 1999 Form 10-K Annual Report, and (2) the audited consolidated financial statements of CORT, attached as Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000.


Note 3

     In February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT for approximately $386 million cash pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT's accounts included in the condensed consolidated financial statements as of the dates of acquisition. CORT is the leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility to meet their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

     The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the quarters ended March 31, 2000 and 1999 as though CORT had been acquired on January 1, 1999. It reflects (1) elimination of estimated income earned during the periods on investments liquidated in 2000 to fund most of the purchase, (2) inclusion of interest expense throughout the periods as if line-of-credit borrowings in 2000 to fund a portion of the purchase had been made at the beginning of 1999, and (3) amortization of the excess of purchase price over fair value of identified net assets (goodwill) over 40 years.

                                                          Three Months Ended
                                                       --------------------------
                                                       March 31,        March 31,
                                                         2000             1999
                                                       --------         ---------
Sales and service revenues ...................         $114,314         $103,412
Total revenues ...............................          309,458          114,056
Income before income taxes ...................          203,292           19,725
Net income ...................................          133,755           13,063
  Per capital share ..........................            18.79             1.83
                                                       ========         ========

Note 4

     Following is a summary of marketable equity securities (all common stocks):

                                          March 31, 2000                        December 31, 1999
                                   -----------------------------         -----------------------------
                                                     Quoted Market                         Quoted Market
                                                       (Carrying)                            (Carrying)
                                      Cost               Value              Cost               Value
                                   ----------         ----------         ----------         ----------
Freddie Mac ..............         $   58,030         $1,117,527         $   71,729         $1,355,400
The Coca-Cola Company ....             40,761            338,213             40,761            419,726
The Gillette Company .....             40,000            241,200             40,000            263,600
Other ....................             32,038            135,641             32,038            176,157
                                   ----------         ----------         ----------         ----------
                                   $  172,533         $1,829,490         $  184,528         $2,214,883
                                   ==========         ==========         ==========         ==========

Note 5

     Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):


                                                                                Three Months Ended
                                                                          --------------------------------
                                                                             March 31,           March 31,
                                                                               2000                1999
                                                                          -----------          -----------
Insurance segment:
   Total revenues ...............................................         $   199,777          $    15,090
   Realized net securities gains included in above revenues .....             183,405                   --
   Net income ...................................................             128,619               10,362
   Identifiable assets ..........................................           2,057,838            3,013,154
                                                                          ===========          ===========

Furniture rental segment:
   Total revenues ...............................................         $    46,050          $        --
   Net income ...................................................               4,197                   --
   Identifiable assets ..........................................             539,559                   --
                                                                          ===========          ===========

Industrial segment:
   Total revenues ...............................................         $    18,074          $    17,080
   Net income ...................................................                 707                  706
   Identifiable assets ..........................................              26,831               25,716
                                                                          ===========          ===========

Goodwill amortization ...........................................         $      (914)         $      (196)
                                                                          ===========          ===========

Other items unrelated to business segments:
   Total revenues ...............................................         $       330          $       522
   Net income (loss) ............................................                 103                 (251)
   Identifiable assets ..........................................              22,017               43,351
                                                                          ===========          ===========

                           WESCO FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 16 through 22 of its 1999 Form 10-K Annual Report and to Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

     Wesco's shareholders' equity at March 31, 2000 was approximately $1.8 billion ($252 per share), compared to $1.9 billion ($266 per share) at December 31, 1999 and $2.2 billion ($312 per share) at December 31, 1998. This downward trend has been caused mainly by changes in the unrealized appreciation component, which represented 60%, 69% and 76%, respectively, of total shareholders' equity. Unrealized appreciation, which is based on current market quotations, typically fluctuates to some degree, and the amount recorded at any date could differ substantially from net gains ultimately realized.


RESULTS OF OPERATIONS

     Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                                        Three Months Ended
                                                                   ----------------------------
                                                                   March 31,           March 31,
                                                                     2000                1999
                                                                   ---------          ---------
Insurance segment ........................................         $   9,407          $  10,362
Furniture rental segment .................................             4,197                 --
Industrial segment .......................................               707                706
Unrelated to business segment operations -
   Goodwill amortization .................................              (914)              (196)
   Other .................................................               103               (251)
                                                                   ---------          ---------
        Net income before realized securities gains ......            13,500             10,621
Realized net securities gains ............................           119,212                 --
                                                                   ---------          ---------
     Net income ..........................................         $ 132,712          $  10,621
                                                                   =========          =========

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC" ) and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of normal segment operations, which represent the combination of underwriting results with dividend and interest income, but exclude, notably, realized securities gains and losses (in thousands):

                                                        Three Months Ended
                                                    --------------------------
                                                    March 31,         March 31,
                                                      2000              1999
                                                    --------          --------
Premiums written ..........................         $  7,040          $  6,367
                                                    ========          ========
Premiums earned ...........................         $  4,511          $  3,794
                                                    ========          ========
Underwriting gain .........................         $    264          $  2,448
Dividend and interest income ..............           11,862            11,296
                                                    --------          --------
Income before income taxes ................           12,126            13,744
Income tax provision ......................           (2,719)           (3,382)
                                                    --------          --------
Insurance segment net operating income ....         $  9,407          $ 10,362
                                                    ========          ========

     Premiums written for the first quarters of 2000 and 1999 included $4.3 million and $4.1 million attributable to KBS. The remainder in each quarter was attributable to Wes-FIC; in 2000, it related principally to the first three months of a three-year arrangement for a 3 1/3% participation in certain property and casualty risk exposure of a large, unaffiliated insurance group.

     Earned premiums for the first quarters of 2000 and 1999 included $4.0 million and $3.5 million attributable to KBS. The remainder in each period was attributable to Wes-FIC.

     The underwriting gains reported for the quarters ended March 31, 2000 and 1999 were attributable to the profitable underwriting results of KBS. The decline in underwriting gain for the first quarter of 2000 from the comparable prior year figure resulted mainly from an increase in losses incurred by KBS. KBS's reinsurance program was restructured effective January 1, 1998 in an effort to improve operating results over the long term in return for greater short-term volatility.

     The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.


Furniture Rental Segment

     Wesco acquired all of the outstanding common stock of CORT Business Services Corporation ("CORT") as follows: 98% on February 18, 2000 pursuant to a cash tender offer; 2% on March 3, 2000 pursuant to a merger (see Note 3 to the accompanying condensed consolidated financial statements). Following is a summary of the results of CORT's normal operations since acquisition, which exclude, notably, goodwill amortization (in thousands):


                                                        Three Months Ended
                                                    --------------------------
                                                    March 31,         March 31,
                                                      2000              1999
                                                    --------          --------
Revenues:
    Furniture rentals .....................         $ 38,443          $    --
    Furniture sales .......................            7,607               --
                                                    --------          -------
         Total revenues ...................         $ 46,050          $    --
                                                    ========          =======
Income before income taxes ................         $  6,684          $    --
Income tax provision ......................           (2,487)              --
                                                    --------          -------
Furniture segment net operating income ....         $  4,197          $    --
                                                    ========          =======

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):


                                                          Three Months Ended
                                                      --------------------------
                                                      March 31,         March 31,
                                                        2000              1999
                                                      --------          --------
Revenues, principally sales and services ....         $ 18,074          $ 17,080
                                                      ========          ========
Income before income taxes ..................         $  1,175          $  1,173
Income tax provision ........................             (468)             (467)
                                                      --------          --------
Industrial segment net operating income .....         $    707          $    706
                                                      ========          ========

     Revenues of Precision Steel's businesses for the first quarter of 2000 increased $1.0 million, or approximately 6 percent, from those reported for the first quarter of 1999. Pounds of steel products sold increased about 7 percent.

     Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 80.2% for the first quarter of 2000 versus 79.2% for the comparable period last year. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.


Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco's consolidated earnings that are viewed by management, together with realized securities gains and losses, as unrelated to the normal operations of the insurance, furniture rental and industrial segments (in thousands):

                                                              Three Months Ended
                                                            -----------------------
                                                            March 31,      March 31,
                                                              2000           1999
                                                            --------       --------
Amortization of goodwill of acquired businesses ....         $(957)         $(196)
Income tax benefit .................................            43             --
                                                             -----          -----
                                                             $(914)         $(196)
                                                             =====          =====

Other items, net ...................................           131           (553)
 Income tax (provision) benefit ....................           (28)           302
                                                             -----          -----
                                                             $ 103          $(251)
                                                             =====          =====

     The increase in amortization of goodwill in 2000 related mainly to the excess of purchase price for CORT stock over the fair value of its tangible net assets.

     Other items unrelated to identified business segment operations, netted above, typically fluctuate from period to period but are usually not significant individually or in total. They comprise mainly (1) dividend and interest income from investments owned outside the insurance segment and (2) rental income from owned commercial real estate, reduced by interest and other corporate expenses.


                                    * * * * *


     Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at March 31, 2000 contained $1.1 billion, or $151 per share, of unrealized appreciation of investments, net of taxes -- about 60% of shareholders' equity.)

     Wesco's consolidated earnings for the first three months of 2000 included realized net gains of $119.2 million, after income taxes. There were no realized gains or losses reported in the first three months of 1999. The gains reported for 2000, although material in relation to Wesco's quarterly earnings, had only a minor impact on Wesco's total shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of its shareholders' equity.

     Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income from preferred and common stocks, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 34.5% and 25.0% for the quarters ended March 31, 2000 and March 31, 1999.

     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items such as the acquisition of CORT in February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business and, to a lesser degree, the restructuring of KBS's reinsurance program in 1998.

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