Form 10-Q
period 2000-06-30
WESCO FINANCIAL CORP
filed 2000-08-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Quarterly period ended June 30, 2000 or

        Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]     For the transition period from __________ to __________.


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 7,119,807 as of August 10, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See pages 10 through 14.

Item 4. Submission of Matters to a Vote of Security-Holders

        Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 3, 2000, at which meeting the shareholders reelected all of its
    Directors:

                                                   Favorable           Votes
              Name                                   Votes            Withheld
              ----                                 ---------          --------
        Charles T. Munger                          6,716,762           3,954
        Robert H. Bird                             6,716,860           3,856
        Carolyn H. Carlburg                        6,717,260           3,456
        Robert E. Denham                           6,716,860           3,856
        James N. Gamble                            6,672,151          48,565
        Elizabeth Caspers Peters                   6,693,875          26,841
        David K. Robinson                          6,696,768          23,948

        There were no abstentions or broker non-votes. No other matters were voted upon at the meeting.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits -- Exhibit 27 -- Financial Data Schedule

        (b)    Reports on Form 8-K/A - Report dated April 28, 2000
               Item reported: 7.

                                   SIGNATURES

        Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESCO  FINANCIAL CORPORATION


Date:   August 11, 2000                     By:    /s/ Jeffrey L. Jacobson
                                                  ------------------------------
                                                  Jeffrey L. Jacobson
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)


                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2000


                                      INDEX


Page(s)


    Condensed consolidated statement of income and retained earnings -
        three- and six-month periods ended June 30, 2000 and June 30, 1999....    4

    Condensed consolidated balance sheet --
        June 30, 2000 and December 31, 1999...................................    5

    Condensed consolidated statement of cash flows --
        six-month periods ended June 30, 2000 and June 30, 1999...............    6

    Notes to condensed consolidated financial statements......................  7-9

                                 WESCO FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF
                                 INCOME AND RETAINED EARNINGS
                  (Dollar amounts in thousands except for amounts per share)
                                         (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                       ------------------------      ------------------------
                                                                        June 30,       June 30,       June 30,      June 30,
                                                                          2000           1999           2000           1999
                                                                       ---------      ---------      ---------      ---------
Revenues:
   Sales and service revenues ....................................     $ 120,560      $  15,956      $ 184,647      $  33,004
   Insurance premiums earned .....................................         5,335          4,195          9,846          7,989
   Dividend and interest income ..................................        13,191         11,888         25,188         23,496
   Realized securities gains, net ................................       430,322             --        613,727             --
   Other .........................................................           794            898          1,542          1,640
                                                                       ---------      ---------      ---------      ---------
                                                                         570,202         32,937        834,950         66,129
                                                                       ---------      ---------      ---------      ---------
Costs and expenses:
   Cost of products and services sold ............................        39,574         12,619         65,805         26,116
   Insurance losses, loss adjustment and underwriting expenses ...         4,356          1,850          8,602          3,196
   Selling, general and administrative expenses ..................        64,674          2,716         94,813          5,954
   Interest expense ..............................................         1,383            748          2,035          1,496
   Amortization of goodwill ......................................         1,786            195          2,743            391
                                                                       ---------      ---------      ---------      ---------
                                                                         111,773         18,128        173,998         37,153
                                                                       ---------      ---------      ---------      ---------

Income before income taxes .......................................       458,429         14,809        660,952         28,976
Provision for income taxes .......................................      (160,348)        (3,744)      (230,159)        (7,290)
                                                                       ---------      ---------      ---------      ---------

   Net income ....................................................       298,081         11,065        430,793         21,686

Retained earnings -- beginning of period .........................       682,883        515,121        552,343        506,601
Cash dividends declared and paid .................................        (2,172)        (2,100)        (4,344)        (4,201)
                                                                       ---------      ---------      ---------      ---------

   Retained earnings -- end of period ............................     $ 978,792      $ 524,086      $ 978,792      $ 524,086
                                                                       =========      =========      =========      =========

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
        Net income ...............................................     $   41.87      $    1.56      $   60.51      $    3.05
                                                                       =========      =========      =========      =========
        Cash dividends ...........................................     $    .305      $    .295      $    .610      $    .590
                                                                       =========      =========      =========      =========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                          June 30,       Dec. 31,
                                                                            2000           1999
                                                                         ----------     ----------
                                            ASSETS
Cash and cash equivalents ..........................................     $  176,357     $   66,331
Accounts receivable ................................................         40,809          8,685
Investments:
  Securities with fixed maturities .................................        293,481        309,976
  Marketable equity securities .....................................      1,408,801      2,214,883
Rental furniture ...................................................        247,586             --
Property, plant and equipment ......................................         53,247         11,414
Goodwill of acquired businesses ....................................        260,926         28,556
Other assets .......................................................         39,036         12,350
                                                                         ----------     ----------
                                                                         $2,520,243     $2,652,195
                                                                         ==========     ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ..............................     $   34,278     $    3,674
Insurance losses and loss adjustment expenses ......................         36,400         33,642
Deferred furniture rental income and security deposits .............         27,191             --
Notes payable ......................................................         84,335          3,635
Income taxes payable, principally deferred .........................        492,761        707,345
Other liabilities ..................................................         15,106          8,527
                                                                         ----------     ----------

  Total liabilities ................................................        690,071        756,823
                                                                         ----------     ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .................         30,439         30,439
  Unrealized appreciation of investments, net of taxes .............        820,941      1,312,590
  Retained earnings ................................................        978,792        552,343
                                                                         ----------     ----------

   Total shareholders' equity ......................................      1,830,172      1,895,372
                                                                         ----------     ----------
                                                                         $2,520,243     $2,652,195
                                                                         ==========     ==========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                           ------------------------
                                                                           June 30,       June 30,
                                                                             2000           1999
                                                                           ---------      ---------
Cash flows from operating activities, net ............................     $(136,717)     $  16,199
                                                                           ---------      ---------
Cash flows from investing activities:
  Proceeds from sales of investments .................................       932,893             --
  Proceeds from maturities of investments ............................         5,505          3,799
  Purchases of investments ...........................................      (270,309)      (327,839)
  Acquisition of business, net of cash and cash equivalents acquired .      (380,460)            --
  Additions to rental furniture ......................................       (48,070)            --
  Other, net .........................................................        (2,172)           318
                                                                           ---------      ---------
      Net cash flows from investing activities .......................       237,387       (323,722)
                                                                           ---------      ---------

Cash flows from financing activities:
  Borrowings under line of credit ....................................        47,900             --
  Repayments of line of credit borrowings ............................       (34,200)            --
  Payment of cash dividends ..........................................        (4,344)        (4,201)
                                                                           ---------      ---------

      Net cash flows from financing activities .......................         9,356         (4,201)
                                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents .....................       110,026       (311,724)

Cash and cash equivalents -- beginning of period .....................        66,331        320,034
                                                                           ---------      ---------
Cash and cash equivalents -- end of period ...........................     $ 176,357      $   8,310
                                                                           =========      =========


Supplementary information:
   Interest paid during period .......................................     $   1,980      $   1,471
                                                                           =========      =========
   Income taxes paid, net, during period .............................     $ 220,604      $  11,281
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


Note 3

In February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT for approximately $386 million cash pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT's accounts included in the condensed consolidated financial statements as of the date of acquisition. CORT is the leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility to meet their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the six-month periods ended June 30, 2000 and June 30, 1999 as though CORT had been acquired on January 1, 1999. It reflects
(1) elimination of estimated income earned during the periods on investments liquidated in 2000 to fund most of the purchase, (2) inclusion of interest expense throughout the periods as if line-of-credit borrowings in 2000 to fund a portion of the purchase had been made at the beginning of 1999, and (3) amortization of the excess of purchase price over fair value of identified net assets (goodwill) over 40 years.


                                                   Six Months Ended
                                                ------------------------
                                                June 30,        June 30,
                                                  2000            1999
                                                --------        --------
Sales and service revenues .............        $234,874        $207,434
Total revenues .........................         874,143         229,547
Income before income taxes .............         657,659          41,015
Net income .............................         428,523          27,150
  Per capital share ....................           60.19            3.81
                                                ========        ========

Note 4

Following is a summary of marketable equity securities (all common stocks):

                                         June 30, 2000             December 31, 1999
                                   --------------------------    -------------------------
                                               Quoted Market                 Quoted Market
                                                  (Carrying)                   (Carrying)
                                      Cost          Value           Cost          Value
                                   ----------     ----------     ----------     ----------
Freddie Mac ..................     $   38,601     $  627,710     $   71,729     $1,355,400
The Coca-Cola Company ........         40,761        413,872         40,761        419,726
The Gillette Company .........         40,000        223,600         40,000        263,600
Other ........................         31,840        143,619         32,038        176,157
                                   ----------     ----------     ----------     ----------
                                   $  151,202     $1,408,801     $  184,528     $2,214,883
                                   ==========     ==========     ==========     ==========

Note 5

      The following table sets forth Wesco's consolidated comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999:

                                                       Three Months Ended             Six Months Ended
                                                     ------------------------      ------------------------
                                                     June 30,       June 30,       June 30,       June 30,
                                                       2000           1999           2000           1999
                                                     ---------      ---------      ---------      ---------
Net income .....................................     $ 298,081      $  11,065      $ 430,793      $  21,686

Other comprehensive income --
   Unrealized appreciation (depreciation) of
       investments .............................        34,954        (72,823)      (142,896)      (229,607)
   Reversal of  unrealized appreciation
       upon inclusion of realized net
       gains in net income .....................      (430,322)            --       (613,727)            --
   Income tax effect of above items ............       138,470         25,169        264,974         79,763
                                                     ---------      ---------      ---------      ---------

  Comprehensive income (loss) ..................     $  41,183      $ (36,589)     $ (60,856)     $(128,158)
                                                     =========      =========      =========      =========

Note 6

Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):

                                                           Three Months Ended               Six Months Ended
                                                     ----------------------------      ----------------------------
                                                      June 30,         June 30,         June 30,         June 30,
                                                         2000             1999             2000             1999
                                                     -----------      -----------      -----------      -----------
Insurance segment:
  Revenues .....................................     $    18,403      $    15,781      $    34,776      $    30,871
  Net income ...................................          10,325           10,537           19,732           20,899
  Assets .......................................       1,881,982        2,900,633        1,881,982        2,900,633
                                                     ===========      ===========      ===========      ===========

Furniture rental segment:
  Revenues .....................................     $   103,323              $--      $   149,373              $--
  Net income ...................................           9,073               --           13,270               --
  Assets .......................................         329,269               --          329,269               --
                                                     ===========      ===========      ===========      ===========

Industrial segment:
  Revenues .....................................     $    17,271      $    15,991      $    35,345      $    33,071
  Net income ...................................             555              571            1,262            1,277
  Assets .......................................          27,055           24,800           27,055           24,800
                                                     ===========      ===========      ===========      ===========

Goodwill of acquired businesses:
    Amortization ...............................     $    (1,658)     $      (195)     $    (2,572)     $      (391)
    Assets .....................................         260,926           28,556          260,926           28,556
                                                     ===========      ===========      ===========      ===========

Realized securities gains, net:
    Before taxes (included in revenues) ........     $   430,322              $--      $   613,727              $--
    After taxes (included in net income) .......         279,710               --          398,922               --
                                                     ===========      ===========      ===========      ===========

Other items unrelated to business segments:
  Revenues .....................................     $       883      $     1,165      $     1,729      $     2,187
  Net income (loss) ............................              76              152              179              (99)
  Identifiable assets ..........................          21,011           58,897           21,011           58,897
                                                     ===========      ===========      ===========      ===========

Consolidated totals:
  Revenues .....................................     $   570,202      $    32,937      $   834,950      $    66,129
  Net income ...................................         298,081           11,065          430,793           21,686
   Assets ......................................       2,520,243        3,012,886        2,520,243        3,012,886
                                                     ===========      ===========      ===========      ===========

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


FINANCIAL CONDITION

        Wesco's shareholders' equity at June 30, 2000 was approximately $1.8 billion ($257 per share), compared to $1.9 billion ($266 per share) at December 31, 1999 and $2.2 billion ($312 per share) at December 31, 1998. The downward trend has been caused mainly by changes in the unrealized appreciation component, which constituted 45% of total shareholders' equity at June 30, 2000. Unrealized appreciation, which is based on current market quotations, typically fluctuates to some degree, and the amount recorded at any date could differ substantially from net gains ultimately realized.


RESULTS OF OPERATIONS

        Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                               Three Months Ended           Six  Months Ended
                                                            ------------------------      ------------------------
                                                             June 30,       June 30,      June 30,       June 30,
                                                               2000           1999           2000           1999
                                                            ---------      ---------      ---------      ---------
Insurance segment .....................................     $  10,325      $  10,537      $  19,732      $  20,899
Furniture rental segment ..............................         9,073             --         13,270             --
Industrial segment ....................................           555            571          1,262          1,277
Unrelated to business segment operations -
   Goodwill amortization ..............................        (1,658)          (195)        (2,572)          (391)
   Other ..............................................            76            152            179            (99)
                                                            ---------      ---------      ---------      ---------
        Net income before realized securities gains ...        18,371         11,065         31,871         21,686
   Realized net securities gains ......................       279,710             --        398,922             --
                                                            ---------      ---------      ---------      ---------
            Net income ................................     $ 298,081      $  11,065      $ 430,793      $  21,686
                                                            =========      =========      =========      =========

Insurance Segment

        The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of normal segment operations, which represent the combination of underwriting results with dividend and interest income (in thousands):

                                                  Three Months Ended           Six Months Ended
                                                ----------------------      ----------------------
                                                June 30,      June 30,      June 30,     June 30,
                                                  2000          1999          2000          1999
                                                --------      --------      --------      --------
Premiums written ..........................     $  8,446      $  3,890      $ 15,486      $ 10,257
                                                ========      ========      ========      ========
Premiums earned ...........................     $  5,335      $  4,195      $  9,846      $  7,989
                                                ========      ========      ========      ========
Underwriting gain .........................     $    980      $  2,345      $  1,244      $  4,793
Dividend and interest income ..............       13,068        11,586        24,930        22,882
                                                --------      --------      --------      --------
Income before income taxes ................       14,048        13,931        26,174        27,675
Income tax provision ......................       (3,723)       (3,394)       (6,442)       (6,776)
                                                --------      --------      --------      --------
Insurance segment net operating income ....     $ 10,325      $ 10,537      $ 19,732      $ 20,899
                                                ========      ========      ========      ========

        Premiums written for the first six months of 2000 included $6.8 million attributable to Wes-FIC and $8.7 million attributable to KBS. Of those amounts, $4.0 million and $4.4 million were written in the second quarter, respectively. Premiums written for the first six months of 1999 included $2.4 million attributable to Wes-FIC and $7.9 million attributable to KBS. Of those amounts, $0.2 million and $3.7 million were written in the second quarter, respectively. The increase in premiums written in 2000 was attributable principally to Wes-FIC's participation in a new reinsurance arrangement covering certain property and casualty risk exposure of an unrelated insurer.

        Earned premiums for the second quarters and first six months of 2000 included $4.0 million and $8.0 million attributable to KBS, versus $3.7 million and $7.2 million attributable to KBS for the comparable periods of 1999. The remainder in each period was attributable to Wes-FIC.

        The underwriting gains reported for the second quarters and first six months of 2000 and 1999 were attributable principally to the profitable underwriting results of KBS. These underwriting gains declined in 2000 due mainly to an increase in losses incurred by KBS. KBS's short-term operating results have become more volatile; in 1998 its reinsurance program was restructured in an effort to improve operating results over the long term in return for greater short-term volatility.

        The income tax provision of the insurance segment fluctuates as a percentage of pre-tax income mainly due to changes in the proportion of substantially tax-exempt investment income to total pre-tax income.

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

                                                 Three Months Ended       Six Months Ended
                                                ---------------------   ---------------------
                                                 June 30,    June 30,   June 30,     June 30,
                                                   2000        1999        2000        1999
                                                ---------    --------   ---------    --------
Revenues:
    Furniture rentals .....................     $  88,241       $--     $ 126,684       $--
    Furniture sales .......................        15,082        --        22,689        --
                                                ---------      ----     ---------      ----
         Total revenues ...................     $ 103,323       $--     $ 149,373       $--
                                                =========      ====     =========      ====
Income before income taxes ................     $  14,806       $--     $  21,490       $--
Income tax provision ......................        (5,733)       --        (8,220)       --
                                                ---------      ----     ---------      ----
Furniture segment net operating income ....     $   9,073       $--     $  13,270       $--
                                                =========      ====     =========      ====


Industrial Segment

        Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                                    Three Months Ended           Six Months Ended
                                                  ----------------------      ----------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------
Revenues, principally sales and services ....     $ 17,271      $ 15,991      $ 35,345      $ 33,071
                                                  ========      ========      ========      ========
Income before income taxes ..................     $    919      $    948      $  2,094      $  2,121
Income tax provision ........................         (364)         (377)         (832)         (844)
                                                  --------      --------      --------      --------
Industrial segment net operating income .....     $    555      $    571      $  1,262      $  1,277
                                                  ========      ========      ========      ========


        Revenues of Precision Steel's businesses for the second quarter and first six months of 2000 increased $1.3 million and $2.3 million, or approximately 8% and 7%, from the comparable figures of the corresponding periods of 1999. Pounds of steel products sold increased by approximately 6% in each of the 2000 periods. Precision Steel's management attributes the improvement in volume in the current year mainly to improved economic conditions.

        Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 80.9% and 79.1% for the second quarters of 2000 and 1999, and 80.5% and 79.1% for the corresponding six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

        Set forth below is a summary of items increasing (decreasing) Wesco's consolidated earnings that are viewed by management as unrelated to the normal operations of the insurance, furniture rental and industrial segments (in thousands):

                                                            Three Months Ended             Six Months Ended
                                                          ------------------------      ------------------------
                                                           June 30,       June 30,      June 30,        June 30,
                                                             2000           1999           2000           1999
                                                          ---------      ---------      ---------      ---------
Amortization of goodwill of acquired businesses .....     $  (1,786)     $    (195)     $  (2,743)     $    (391)
Income tax benefit ..................................           128             --            171             --
                                                          ---------      ---------      ---------      ---------
                                                          $  (1,658)     $    (195)     $  (2,572)     $    (391)
                                                          =========      =========      =========      =========

Realized net securities gains .......................     $ 430,322            $--      $ 613,727            $--
Income tax provision ................................      (150,612)            --       (214,805)            --
                                                          ---------      ---------      ---------      ---------
                                                          $ 279,710            $--      $ 398,922            $--
                                                          =========      =========      =========      =========

Other items, net ....................................     $      80      $     125      $     211      $    (428)
Income tax (provision) benefit ......................            (4)            27            (32)           329
                                                          ---------      ---------      ---------      ---------
                                                          $      76      $     152      $     179      $     (99)
                                                          =========      =========      =========      =========

        The increase in amortization of goodwill in 2000 was caused mainly by the CORT acquisition.

        Wesco's consolidated earnings for the first six months of 2000 included realized net gains of $398,922, after income taxes, including $279,710 realized in the second quarter. There were no realized gains or losses reported in the first six months of 1999. The gains reported for 2000, although material in relation to Wesco's quarterly earnings, had only a minor impact on its shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of shareholders' equity.

        Other items unrelated to identified business segment operations, netted above, typically fluctuate from period to period but are usually not significant individually or in total. They comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by interest and other expenses.


                                    * * * * *

        Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.0% and 25.3% for the quarters ended June 30, 2000 and June 30, 1999, and 34.8% and 25.2% for the respective six-month periods.

        Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation now existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at June 30, 2000 contained $.8 billion, or $115 per share, of unrealized appreciation of investments, net of taxes -- about 45% of shareholders' equity.)

        Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating transactions or events such as the acquisition of CORT in February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business several years ago and, to a lesser degree, the restructuring of KBS's reinsurance program in 1998.

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