Form 10-Q
period 2000-09-30
WESCO FINANCIAL CORP
filed 2000-11-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2000 or

        [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________

Commission file number 1-4720


                          WESCO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                     95-2109453
---------------------------------            ----------------------------------
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

              ----------------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Las Report)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 10, 2000

                          PART I. FINANCIAL INFORMATION

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

                                      WESCO  FINANCIAL CORPORATION



Date:   November 10, 2000             By:
     ------------------------             -----------------------------------
                                          Jeffrey L. Jacobson
                                          Vice President and
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                                           Page(s)
                                                                                           -------
Condensed consolidated statement of income and retained earnings -
     three- and nine-month periods ended September 30, 2000 and September 30, 1999 ...          4

Condensed consolidated balance sheet --
     September 30, 2000 and December 31, 1999 ........................................          5

Condensed consolidated statement of cash flows --
     nine-month periods ended September 30, 2000 and September 30, 1999 ..............          6

Notes to condensed consolidated financial
statements ...........................................................................        7-9

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                     ---------------------------     ---------------------------
                                                                      Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                                        2000            1999            2000             1999
                                                                     -----------     -----------     -----------     -----------
Revenues:
   Sales and service revenues ...................................    $   125,210     $    15,983     $   309,857     $    48,987
   Insurance premiums earned ....................................          6,418           4,780          16,264          12,769
   Dividend and interest income .................................         14,441          12,917          39,629          36,413
   Realized securities gains, net ...............................        653,407              --       1,267,134              --
   Other ........................................................            771             730           2,313           2,370
                                                                     -----------     -----------     -----------     -----------
                                                                         800,247          34,410       1,635,197         100,539
                                                                     -----------     -----------     -----------     -----------
Costs and expenses:
   Cost of products and services sold ...........................         41,951          12,685         107,756          38,801
   Insurance losses, loss adjustment and underwriting expenses ..          6,440           2,947          15,042           6,143
   Selling, general and administrative expenses .................         66,299           3,097         161,112           9,051
   Interest expense .............................................          1,658             747           3,693           2,243
   Amortization of goodwill .....................................          1,796             196           4,539             587
                                                                     -----------     -----------     -----------     -----------
                                                                         118,144          19,672         292,142          56,825
                                                                     -----------     -----------     -----------     -----------

Income before income taxes ......................................        682,103          14,738       1,343,055          43,714
Provision for income taxes ......................................       (238,917)         (3,712)       (469,076)        (11,002)
                                                                     -----------     -----------     -----------     -----------

   Net income ...................................................        443,186          11,026         873,979          32,712

Retained earnings -- beginning of period ........................        978,792         524,086         552,343         506,601
Cash dividends declared and paid ................................         (2,172)         (2,100)         (6,516)         (6,301)
                                                                     -----------     -----------     -----------     -----------

   Retained earnings -- end of period ...........................    $ 1,419,806     $   533,012     $ 1,419,806     $   533,012
                                                                     ===========     ===========     ===========     ===========

Amounts per capital share based on 7,119,807 shares
    outstanding throughout each period:
        Net income ..............................................    $     62.24     $      1.54     $    122.75     $      4.59
                                                                     ===========     ===========     ===========     ===========
        Cash dividends ..........................................    $      .305     $      .295     $      .915     $      .885
                                                                     ===========     ===========     ===========     ===========

See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                 Sept. 30,     Dec. 31,
                                                                   2000          1999
                                                                ----------    ----------
                           ASSETS

Cash and cash equivalents ..................................    $  428,168    $   66,331
Accounts receivable ........................................        43,477         8,685
Investments:
  Securities with fixed maturities .........................       441,099       309,976
  Marketable equity securities .............................       805,241     2,214,883
Rental furniture ...........................................       254,051            --
Property, plant and equipment ..............................        53,125        11,414
Goodwill of acquired businesses ............................       260,080        28,556
Other assets ...............................................       136,353        12,350
                                                                ----------    ----------

                                                                $2,421,594    $2,652,195
                                                                ==========    ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ......................    $   34,904    $    3,674
Insurance losses and loss adjustment expenses ..............        40,350        33,642
Deferred furniture rental income and security deposits .....        28,253            --
Notes payable ..............................................        91,635         3,635
Income taxes payable, principally deferred .................       304,052       707,345
Other liabilities ..........................................        16,525         8,527
                                                                ----------    ----------

  Total liabilities ........................................       515,719       756,823
                                                                ----------    ----------

Shareholders' equity:
  Capital stock and capital in excess of par value .........        30,439        30,439
  Unrealized appreciation of investments, net of taxes .....       455,630     1,312,590
  Retained earnings ........................................     1,419,806       552,343
                                                                ----------    ----------

   Total shareholders' equity ..............................     1,905,875     1,895,372
                                                                ----------    ----------

                                                                $2,421,594    $2,652,195
                                                                ==========    ==========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                               ----------------------------
                                                                                Sept. 30,          Sept. 30,
                                                                                  2000             1999
                                                                               -----------     ------------
Cash flows from operating activities, net .................................    $  (346,797)    $    25,060
                                                                               -----------     -----------

Cash flows from investing activities:
  Proceeds from sales and maturities of investments .......................      1,643,434          21,772
  Purchases of investments ................................................       (510,140)       (327,839)
  Acquisition of business, net of cash and cash equivalents acquired ......       (380,460)             --
  Additions to rental furniture, net ......................................        (54,535)             --
  Other, net ..............................................................         (4,149)            507
                                                                               -----------     -----------
      Net cash flows from investing activities ............................        694,150        (305,560)
                                                                               -----------     -----------

Cash flows from financing activities:
  Borrowings under line of credit .........................................         67,600              --
  Repayments of line of credit borrowings .................................        (46,600)             --
  Payment of cash dividends ...............................................         (6,516)         (6,301)
                                                                               -----------     -----------
      Net cash flows from financing activities ............................         14,484          (6,301)
                                                                               -----------     -----------

Increase (decrease) in cash and cash equivalents ..........................        361,837        (286,801)

Cash and cash equivalents -- beginning of period ..........................         66,331         320,034
                                                                               -----------     -----------

Cash and cash equivalents -- end of period ................................    $   428,168     $    33,233
                                                                               ===========     ===========


Supplementary information:
   Interest paid during period ............................................    $     3,055     $     1,542
                                                                               ===========     ===========
   Income taxes paid, net, during period ..................................    $   451,906     $    14,845
                                                                               ===========     ===========


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

The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the nine-month periods ended September 30, 2000 and September 30, 1999 as though CORT had been acquired on January 1, 1999. The pro forma data reflect (1) elimination of estimated income that would have been earned during the periods as if investments liquidated in 2000 to fund most of the purchase had been liquidated at the beginning of 1999, (2) inclusion of interest expense throughout the periods as if line-of-credit borrowings in 2000 to fund a portion of the purchase had been made at the beginning of 1999, and
(3) amortization of the excess of purchase price over fair value of identified net assets (goodwill) over 40 years beginning January 1, 1999.

                                     Nine Months Ended
                                  ------------------------
                                   Sept. 30,     Sept. 30,
                                     2000          1999
                                  ----------    ----------
Sales and service revenues ...    $  360,084    $  313,116
Total revenues ...............     1,670,424       349,668
Income before income taxes ...     1,335,354        61,473
Net income ...................       868,513        40,748
  Per capital share ..........        121.99          5.72
                                  ==========    ==========

Note 4

Following is a summary of marketable equity securities (all common stocks):

                                       September 30, 2000            December 31, 1999
                                   -------------------------    -------------------------
                                               Quoted Market                Quoted Market
                                                 (Carrying)                  (Carrying)
                                      Cost          Value         Cost          Value
                                   ----------    -----------   ----------    -----------
Freddie Mac ...................    $    2,091    $   45,389    $   71,729    $1,355,400
The Coca-Cola Company .........        40,761       397,245        40,761       419,726
The Gillette Company ..........        40,000       197,632        40,000       263,600
Other .........................        27,020       164,975        32,038       176,157
                                   ----------    ----------    ----------    ----------
                                   $  109,872    $  805,241    $  184,528    $2,214,883
                                   ==========    ==========    ==========    ==========


Note 5

The following table sets forth Wesco's consolidated comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999:

                                                               Three Months Ended                Nine Months Ended
                                                           ---------------------------     ---------------------------
                                                            Sept. 30,       Sept. 30,       Sept. 30,       Sept.30,
                                                              2000            1999            2000            1999
                                                           -----------     -----------     -----------     -----------
Net income ............................................    $    11,026     $   873,979     $    32,712     $   443,186
Other comprehensive income --
    Increase (decrease) in unrealized appreciation
        of investments ................................         91,772        (326,462)        (51,124)       (556,069)
    Reversal of  unrealized appreciation
        upon inclusion of realized net
        gains in net income ...........................       (653,407)             --      (1,267,134)             --
    Income tax effect of above items ..................        196,325         114,438         461,299         194,201
                                                           -----------     -----------     -----------     -----------

 Comprehensive income (loss) ..........................    $    77,876     $  (200,998)    $    17,020     $  (329,156)
                                                           ===========     ===========     ===========     ===========

Note 6

Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):

                                                           Three Months Ended              Nine Months Ended
                                                      ---------------------------     ---------------------------
                                                       Sept. 30,        Sept. 30,       Sept. 30,      Sept. 30,
                                                         2000             1999            2000           1999
                                                      -----------     -----------     -----------     -----------
Insurance segment:
   Revenues ......................................    $    21,543     $    17,450     $    56,319     $    48,321
   Net income ....................................         10,147          10,867          29,879          31,766
   Assets ........................................      1,766,869       2,584,243       1,766,869       2,584,243
                                                      ===========     ===========     ===========     ===========

Furniture rental segment:
   Revenues ......................................    $   109,127     $        --     $   258,500     $        --
   Net income ....................................          9,543              --          22,813              --
   Assets ........................................        340,828              --         340,828              --
                                                      ===========     ===========     ===========     ===========

Industrial segment:
   Revenues ......................................    $    16,104     $    16,005     $    51,449     $    49,076
   Net income ....................................            291             523           1,553           1,800
   Assets ........................................         26,464          24,768          26,464          24,768
                                                      ===========     ===========     ===========     ===========

Goodwill of acquired businesses:
    Amortization, net of income taxes ............    $    (1,709)    $      (196)    $    (4,281)    $      (587)
    Assets .......................................        260,080          28,752         260,080          28,752
                                                      ===========     ===========     ===========     ===========

Realized securities gains, net:
    Before taxes (included in revenues) ..........    $   653,407     $        --     $ 1,267,134     $        --
    After taxes (included in net income) .........        424,773              --         823,695              --
                                                      ===========     ===========     ===========     ===========

Other items unrelated to business segments:
   Revenues ......................................    $        66     $       955     $     1,795     $     3,142
   Net income (loss) .............................            141            (168)            320            (267)
        Identifiable assets ......................         27,353          57,798          27,353          57,798
                                                      ===========     ===========     ===========     ===========
Consolidated totals:
   Revenues ......................................    $   800,247     $    34,410     $ 1,635,197     $   100,539
   Net income ....................................        443,186          11,026         873,979          32,712
   Assets ........................................      2,421,594       2,695,561       2,421,594       2,695,561
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


FINANCIAL CONDITION

        Wesco's shareholders' equity at September 30, 2000 was approximately $1.9 billion ($268 per share), about the same as at December 31, 1999. An exceptionally large increase in retained earnings, resulting mainly from the realization of securities gains (see page 13), was approximately offset by a major reduction in the unrealized appreciation component of shareholders' equity (from 69% to 24%). Unrealized appreciation, which is recorded using current, typically fluctuating market quotations, could differ substantially from net gains ultimately realized.


RESULTS OF OPERATIONS

        Following is a breakdown of Wesco's consolidated net (after-tax) income by business segment, in thousands of dollars:

                                                          Three Months Ended          Nine Months Ended
                                                       -----------------------     -----------------------
                                                       Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                         2000          1999          2000           1999
                                                       ---------     ---------     ---------     ---------
Insurance segment .................................    $  10,147     $  10,867     $  29,879     $  31,766
Furniture rental segment ..........................        9,543            --        22,813            --
Industrial segment ................................          291           523         1,553         1,800
Unrelated to business segment operations -
   Goodwill amortization ..........................       (1,709)         (196)       (4,281)         (587)
   Other ..........................................          141          (168)          320          (267)
                                                       ---------     ---------     ---------     ---------
        Net income before realized securities gains       18,413        11,026        50,284        32,712
   Realized net securities gains ..................      424,773            --       823,695            --
                                                       ---------     ---------     ---------     ---------
              Net income ..........................    $ 443,186     $  11,026     $ 873,979     $  32,712
                                                       =========     =========     =========     =========

Insurance Segment

        The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of normal segment operations, which represent the combination of underwriting results with dividend and interest income (in thousands):

                                                            Three Months Ended        Nine Months Ended
                                                          ---------------------     ---------------------
                                                          Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                            2000         1999         2000         1999
                                                          --------     --------     --------     --------
Premiums written .....................................    $  7,997     $  3,614     $ 23,483     $ 13,871
                                                          ========     ========     ========     ========
Premiums earned ......................................    $  6,418     $  4,780     $ 16,264     $ 12,769
                                                          ========     ========     ========     ========
Underwriting gain (loss) .............................    $    (22)    $  1,812     $  1,222     $  6,605
Dividend and interest income .........................      15,125       12,670       40,055       35,552
                                                          --------     --------     --------     --------
Income before income taxes ...........................      15,103       14,482       41,277       42,157
Income tax provision .................................      (4,956)      (3,615)     (11,398)     (10,391)
                                                          --------     --------     --------     --------
Insurance segment net operating income ...............    $ 10,147     $ 10,867     $ 29,879     $ 31,766
                                                          ========     ========     ========     ========

        Premiums written for the first nine months of 2000 included $10.3 million attributable to Wes-FIC and $13.2 million attributable to KBS. Of those amounts, $3.5 million and $4.5 million were written in the third quarter, respectively. Premiums written for the first nine months of 1999 included $2.4 million attributable to Wes-FIC and $11.5 million attributable to KBS. All $3.6 million written in the third quarter of 1999 was attributable to KBS. The increase in premiums written in 2000 was attributable principally to Wes-FIC's participation in a new reinsurance arrangement covering certain property and casualty risk exposure of an unrelated insurer.

        Earned premiums for the third quarter and first nine months of 2000 included $4.2 million and $12.2 million attributable to KBS, versus $3.9 million and $11.1 million attributable to KBS for the comparable periods of 1999. The remainder in each period was attributable to Wes-FIC.

        The underwriting results typically fluctuate from period to period. The deterioration in each period of 2000 was caused primarily by an increase in larger losses incurred by KBS; in 1998 its reinsurance program was restructured in an effort to improve operating results over the long term in return for greater short-term volatility. Another factor was an underwriting loss relating to Wes-FIC's participation in the new reinsurance contract mentioned above.

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

                                                Three Months Ended                Nine Months Ended
                                          -----------------------------    -----------------------------
                                            Sept. 30,        Sept. 30,       Sept. 30,       Sept. 30,
                                              2000             1999            2000             1999
                                          ------------     ------------    ------------     ------------
Revenues:
    Furniture rentals ................    $     91,686     $         --    $    218,370     $         --
    Furniture sales ..................          17,441               --          40,130               --
                                          ------------     ------------    ------------     ------------
         Total revenues ..............    $    109,127     $         --    $    258,500     $         --
                                          ============     ============    ============     ============
Income before income taxes ...........    $     15,510     $         --    $     37,000     $         --
Income tax provision .................          (5,967)              --         (14,187)              --
                                          ------------     ------------    ------------     ------------
Furniture segment net operating income    $      9,543     $         --    $     22,813     $         --
                                          ============     ============    ============     ============



Industrial Segment

        Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                                   Three Months Ended        Nine Months Ended
                                                 ---------------------     ---------------------
                                                 Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                   2000         1999         2000         1999
                                                 --------     --------     --------     --------
Revenues, principally sales and services ....    $ 16,104     $ 16,005     $ 51,449     $ 49,076
                                                 ========     ========     ========     ========
Income before income taxes ..................    $    491     $    868     $  2,585     $  2,989
Income tax provision ........................        (200)        (345)      (1,032)      (1,189)
                                                 --------     --------     --------     --------
Industrial segment net operating income .....    $    291     $    523     $  1,553     $  1,800
                                                 ========     ========     ========     ========

        Revenues of Precision Steel's businesses increased $2.4 million, or approximately 5%, for first nine months of 2000, and $.1 million, or about 1%, for the third quarter, from the comparable figures for the corresponding periods of 1999. Pounds of steel products sold increased approximately 2% for the first nine months, but decreased approximately 7% for the third quarter of the current year. Precision Steel's management attributes the recent deterioration in revenues and pounds sold principally to a slowdown in the manufacturing sector of the economy.

        Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 82.8% and 79.4% for the third quarters of 2000 and 1999, and 81.2% and 79.2% for the corresponding nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.


Unrelated to Business Segment Operations

        Set forth below is a summary of items increasing (decreasing) Wesco's consolidated earnings that are viewed by management as unrelated to the normal operations of the insurance, furniture rental and industrial segments (in thousands):

                                                        Three Months Ended              Nine Months Ended
                                                   ---------------------------    ---------------------------
                                                    Sept. 30,       Sept. 30,      Sept. 30,       Sept. 30,
                                                      2000             1999           2000           1999
                                                   -----------     -----------    -----------     -----------
Amortization of goodwill of acquired businesses    $    (1,796)    $      (196)   $    (4,539)    $      (587)
Income tax benefit ............................             87              --            258              --
                                                   -----------     -----------    -----------     -----------
                                                   $    (1,709)    $      (196)   $    (4,281)    $      (587)
                                                   ===========     ===========    ===========     ===========

Realized net securities gains .................    $   653,407     $        --    $ 1,267,134     $        --
Income tax provision ..........................       (228,634)             --       (443,439)             --
                                                   -----------     -----------    -----------     -----------
                                                   $   424,773     $        --    $   823,695     $        --
                                                   ===========     ===========    ===========     ===========

Other items, net ..............................    $       183     $      (417)   $       394     $      (845)
Income tax (provision) benefit ................            (42)            249            (74)            578
                                                   -----------     -----------    -----------     -----------
                                                   $       141     $      (168)   $       320     $      (267)
                                                   ===========     ===========    ===========     ===========

        The increase in amortization of goodwill in 2000 was caused by the CORT acquisition.

        Wesco's consolidated earnings for the first nine months of 2000 included realized net gains, after income taxes, of $823,695, including $424,773 realized in the third quarter. There were no realized gains or losses reported in the first nine months of 1999. The gains reported for 2000, although material in relation to Wesco's net income, had only a minor impact on its shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of shareholders' equity.

        Other items unrelated to identified business segment operations, netted above, typically fluctuate from period to period but are usually not significant individually or in total. They comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by interest and other expenses.


                                    * * * * *

        Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.0% and 25.2% for the quarters ended

September 30, 2000 and September 30, 1999, and 34.9% and 25.2% for the respective nine-month periods.

        Realized gains and losses on investments -- reflected on the consolidated statement of income when securities are sold, or when required by other events -- tend to fluctuate in amount from period to period, sometimes impacting net income significantly. However, the amount of realized gain or loss for any period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the substantial unrealized price appreciation currently existing in Wesco's consolidated investment portfolio. (Wesco's shareholders' equity at September 30, 2000 contained $456 million, or $64 per share, of unrealized appreciation of investments, net of taxes -- about 24% of shareholders' equity.)

        Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating transactions or events such as the acquisition of CORT in February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to continue to be much more volatile than they were several years ago -- prior to Wes-FIC's entry into the super-catastrophe reinsurance business and, less significantly, the restructuring of KBS's reinsurance program.

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

                           WESCO FINANCIAL CORPORATION
                       301 EAST COLORADO BLVD., SUITE 300
                         PASADENA, CALIFORNIA 91101-1901

                                                               November 13, 2000


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

Re: File No. 1-4720


Gentlemen:

        Enclosed is an electronic version of our Form 10-Q for the quarter ended September 30, 2000.




                                      Very truly yours,

                                      WESCO FINANCIAL CORPORATION

                                      Jeffrey L. Jacobson
                                      Vice President and
                                       Chief Financial Officer