Form 10-Q/A
period 2000-09-30
WESCO FINANCIAL CORP
filed 2001-02-02
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of November 10, 2000

EXPLANATORY NOTE

This electronic report on Form 10Q/A is being filed to correct a line of data in Note 5 to the Condensed Consolidated Financial Statements on Form 10-Q that appeared out of order in the electronic (EDGAR) version.

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



Date:   February 1, 2001              By: /s/ JEFFREY L. JACOBSON
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
                                   ==========    ==========    ==========    ==========


Note 5

The following table sets forth Wesco's consolidated comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999:

                                                               Three Months Ended                Nine Months Ended
                                                           ---------------------------     ---------------------------
                                                            Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                              2000            1999            2000            1999
                                                           ----------      ----------      -----------     ----------
Net income ............................................     $ 443,186       $  11,026      $   873,979      $  32,712
Other comprehensive income --
    Increase (decrease) in unrealized appreciation
        of investments ................................        91,772        (326,462)         (51,124)      (556,069)
    Reversal of  unrealized appreciation
        upon inclusion of realized net
        gains in net income ...........................      (653,407)             --       (1,267,134)            --
    Income tax effect of above items ..................       196,325         114,438          461,299        194,201
                                                            ---------       ---------      -----------      ---------

 Comprehensive income (loss) ..........................     $  77,876       $(200,998)     $    17,020      $(329,156)
                                                            =========       =========      ===========      =========

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