Form 10-K
period 2000-12-31
WESCO FINANCIAL CORP
filed 2001-04-02
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to
                               -----------   ---------------

Commission file number 1-4720

                          WESCO FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                   Delaware                                      95-2109453
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

   301 East Colorado Boulevard, Suite 300,                       91101-1901
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 21, 2001 was: $377,756,000.

     The number of shares outstanding of the registrant's Capital Stock as of March 21, 2001 was: 7,119,807.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Title of Document                             Parts of Form 10-K
          Proxy Statement for 2001                   Part III, Items 10, 11, 12 and 13
       Annual Meeting of Shareholders

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Wesco Financial Corporation ("Wesco") was incorporated in Delaware on March 19, 1959. Wesco, through wholly owned subsidiaries, engages in three principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company ("Wes-FIC"), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company ("KBS"), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; (2) the furniture rental business, through CORT Business Services Corporation ("CORT"), which traces its operations as a company with national presence to the combination of five regional furniture rental companies in 1972; and (3) the steel service center business, through Precision Steel Warehouse, Inc. ("Precision Steel"), which was begun in 1940 and acquired by Wesco in 1979.

     Wesco's operations also include, through MS Property Company ("MS Property"), (1) management of owned commercial real estate in downtown Pasadena, California, a portion of which will be redeveloped, and (2) management, pending liquidation, of foreclosed real estate transferred to MS Property by a former savings and loan subsidiary of Wesco in late 1993, when MS Property, a wholly owned subsidiary of Wesco, began its operations.

     Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps ("Blue Chip"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire's chairman and chief executive officer and owner of approximately 35% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco's investment decisions and major capital allocations. Although Mr. Buffett has no active participation in Wesco's management, he is president and a director of Wesco Holdings Midwest, Inc. ("WHMI"), a wholly owned subsidiary of Wesco, and a director of Wes-FIC, Precision Steel, and CORT, which are wholly owned subsidiaries of WHMI.

     Wesco's activities fall into three business segments -- insurance, furniture rental and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The furniture rental segment consists of the operations of CORT. The industrial segment comprises Precision Steel's steel service center and other operations. Wesco is also engaged in several relatively insignificant activities not identified with the three business segments; these include (1) investment activity unrelated to the insurance segment, (2) MS Property's real estate activities, and (3) parent company activities.

INSURANCE SEGMENT

     Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company ("NICO"), headquartered in Omaha, Nebraska. To simplify discussion, the term "Berkshire Insurance Group," as used in this report, refers to NICO and certain other wholly owned insurance subsidiaries of Berkshire, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries 80.1%-owned through Berkshire's ownership of Wesco.

     Wes-FIC's high net worth as of 2000 yearend -- $1.9 billion computed under generally accepted accounting principles and $2.1 billion under regulatory rules -- has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included contracts for "super-catastrophe reinsurance," which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, and have been subject to aggregate limits; reinsurance of this type is referred to as "excess-of-loss" reinsurance (as contrasted with "quota-share" reinsurance, under which a ceding company is indemnified in proportion to its own loss). Wesco's and Wes-FIC's boards of directors have authorized automatic acceptance of retrocessions of reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) the Berkshire Insurance Group is to receive a ceding commission of no more than 3% of premiums, probably less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the risk (before taking into account effects of the ceding commission); (4) the Berkshire Insurance Group must retain at least 80% of the identical risk (again, before taking into account effects of the ceding commission); and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC's net worth.

     Following is a summary of the more significant reinsurance agreements that have been made between Wes-FIC and the Berkshire Insurance Group:

     - A quota-share arrangement entered into in 1985 whereby Wes-FIC effectively reinsured -- through the Berkshire Insurance Group, as intermediary-without-profit -- 2% of the entire book of insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco's consolidated balance sheet, and will continue to invest the related "float" (funds set aside and invested pending payment of claims) until all liabilities are settled, perhaps many years hence.

     - During 1992 and 1993, a 50% quota-share agreement related to certain personal lines business written by another large U.S.-based property and casualty insurer. No liabilities remain under this agreement.

     - Several contracts for super-catastrophe reinsurance beginning in 1994, including 3% participations in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997. No losses were incurred under these contracts.

     - Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer. No liabilities remain under this contract.

     - A three-year arrangement entered in 2000 through NICO, as intermediary without profit, for a small participation in certain property and casualty exposure ceded by a large, unaffiliated insurer. The terms of this arrangement are identical to those accepted by another member of the Berkshire Insurance Group, except as to the amount of the participation.

     Effective January 1, 2001, Wes-FIC became a 3% participant in an aviation risk pool managed by a wholly owned subsidiary of Berkshire. Wes-FIC expects that the net premiums written in 2001 under this arrangement will approximate $6 million. In addition, another Berkshire Insurance Group member has and will continue to provide a portion of the reinsurance protection to the aviation risk pool, and therefore to Wes-FIC.

     Management believes that an insurer in the super-catastrophe reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a super catastrophe occurs. In this regard, Wes-FIC is believed to operate differently from other reinsurers in that risks they write are kept in house, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not remain adequately solvent if called upon to pay off on risks reinsured.

     Wes-FIC, in Nebraska, Utah and Iowa, is also licensed to write "direct" insurance business (as distinguished from reinsurance), but the volume written to date has been very small.

     In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is licensed to write business in 25 states. KBS is also subject to regulation by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, internet banking catastrophe bonds, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses through cessions to third party reinsurers, restructured its reinsurance program effective January 1, 1998 in order to retain a much higher portion of its premiums and risks of loss. Wesco's management anticipates that KBS's reinsurance restructuring will improve operating results over the long term in return for greater short-term volatility.

     KBS markets its products in some states through exclusive, commissioned agents, and direct to insureds in other states. Inasmuch as the number of small midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately one-third of premiums written.

     In recent years, financial failures in the insurance industry have received considerable attention from news media, regulatory authorities, rating agencies and Congress. As one result, industry participants and the public have been made more aware of the benefits derived from dealing with insurers whose financial resources support their promises with significant margins of safety against adversity. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2000 amounted to 1.6% of their combined statutory surplus, compared to an industry average of about 86% based on figures reported for 1999.

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

     Wesco's and Wes-FIC's boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional attractive reinsurance retrocessions and other insurance arrangements, as well as acquisitions of other insurance companies.

     Insurance companies are subject to regulation by the departments of insurance of the various states in which they write policies as well as the states in which they are domiciled and, if applicable, as is the case with KBS, by the Department of the Treasury. Regulations relate to, among other things, capital requirements, shareholder and policyholder dividend restrictions, reporting requirements, annual audits by independent accountants, periodic regulatory examinations, and limitations on the size and types of investments that can be made.

     Wes-FIC, which is operated by NICO, has no employees of its own. KBS has 16 employees.

FURNITURE RENTAL SEGMENT

     CORT, acquired in February 2000 by a subsidiary of Wesco for approximately $386 million cash, is the largest, and only national, provider of rental furniture, accessories and related services in the "rent-to-rent" ( as opposed to "rent-to-own") segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture.

In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT's national network includes 117 showrooms, 86 clearance centers and 79 warehouses in 35 states and the District of Columbia as well as three web sites (cort1.com, relocationcentral.com and corttradeshow.com).

     The rent-to-rent business is differentiated from the rent-to-own business primarily by the terms of the rental arrangements and the type of customer served. Rent-to-rent customers generally desire high quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property rented. In the typical rent-to-rent transaction, the customer agrees to rent merchandise for three to six months, subject to extension by the customer on a month-to-month basis. By contrast, rent-to-own arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property; these arrangements are typically entered into on a month-to-month basis and require weekly rental payments.

     CORT's management believes that its size, national presence, consistently high level of customer service, product quality and breadth of selection, depth of management and efficient clearance centers have been key contributors to the company's success. CORT emphasizes its ability to outfit an entire suite of offices with high quality furniture in two business days. CORT's objective is to build on these fundamentals and to further increase revenues by continuing to pursue its growth strategy. The key components of this strategy are (1) expanding its corporate customer base, (2) making selective acquisitions, (3) initiating operations in new markets and adding showrooms and clearance centers in existing markets, and (4) continuing to invest in the development of various products and services. CORT believes that, as a result, over the long term, margins will expand and operating earnings will increase.

     In recent years CORT has benefited from increased demand for furniture rental services. CORT's management believes that this increased demand has been driven by a strong national economy as well as three favorable trends: continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing, and the impact of a more mobile and transitory population. However, since late 2000 CORT's new orders have declined sharply; its management attributes this to reduced industry demand caused by a weakening economy.

     CORT's customer base includes Fortune 500 companies, small businesses and professionals, and owners and operators of apartment communities. In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent for office products, CORT's strategy is to emphasize office furniture rentals. CORT offers a full range of office, conference room and reception area furniture, panel systems and accessories. In order to promote longer office lease terms, CORT offers lower rates on leases of furniture to its corporate customers when lease terms exceed six months.

     A significant portion of CORT's residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT's corporate customers enter into leases for residential furniture. CORT's sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocations while developing residential business with new and transferred employees. CORT's Relocation Central website (www.relocationcentral.com) provides useful information about major cities, such as apartment finders, school systems, movers and local recreation. Relocation Central thus serves as a powerful marketing tool. CORT also provides short-term rentals for trade shows and conventions.

     The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional as well as a number of smaller regional and local rent-to-rent furniture companies. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. Management believes that the principal competitive factors in the furniture rental industry are product value, furniture condition, extent of furniture selection, terms of rental agreement, speed of delivery, exchange privilege, option to purchase, deposit requirements and customer service.

     The majority of CORT's furniture sales revenue is from clearance center sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. Sales of rental furniture allow CORT to control inventory levels and maintain showroom quality of rental inventory. On average, furniture is typically sold through the clearance centers three years after its initial purchase by the company.

     With respect to sales of furniture through its clearance centers, CORT competes with numerous used and new furniture retailers, some of which are larger than CORT. Management believes that price and value are its principal competitive advantages in this activity.

     CORT has approximately 2,700 employees, including 65 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

     Precision Steel, acquired in 1979 for approximately $15 million, and a subsidiary operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy low carbon sheet and strip steel, coated metals, spring steel, stainless steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

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

     Precision Brand Products, Inc. ("Precision Brand"), a wholly owned subsidiary of Precision Steel that is also located in the Chicago area, manufactures shim stock and other toolroom specialty items, as well as hose and muffler clamps, and sells them under its own brand names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand's share of the toolroom specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

     Steel service raw materials are obtained principally from major domestic steel mills, and their availability is considered good. Precision Steel's service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

     The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders decreased to approximately $5.8 million at December 31, 2000 from $7.1 million at December 31, 1999.

     There are 235 full-time employees engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

     Certain of Wesco's activities are not identified with any business segment. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real property in Pasadena, California, a portion of which will be redeveloped, (3) management, pending liquidation, of real estate obtained through foreclosure by a former savings and loan subsidiary, and (4) parent company activities.

     The Wesco group, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, also invests in marketable securities of unaffiliated companies and in securities with fixed maturities. (See Note 3 to the accompanying consolidated financial statements for summaries of investments, and Note 2 for information as to the acquisition of CORT in February 2000.)

     Six full-time employees are engaged in the activities of Wesco and MS Property.

ITEM 2. PROPERTIES

     MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall that is being substantially redeveloped to include residential units and a multi-screen movie theatre. The block's principal improvements are a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. Most of the remaining space is leased to outside parties, including California Federal Bank, the ground floor tenant, law firms and others, under agreements expiring at dates extending to 2008. In addition to the office building and garage, the business block, until recently, contained a row of small, blighted commercial retail buildings; MS Property has substantially demolished this portion of the block and is exploring options for redeveloping it, together with a parcel of land it owns in the next block which it has been using as a 100-car parking lot.

     MS Property also owns a small amount of real estate in Southern California acquired by Wesco's former savings and loan subsidiary through foreclosure. This consists of several buildings that are leased to various small businesses in a small shopping center, as well as a single-family residence.

     Wes-FIC's place of business is the Omaha, Nebraska headquarters office of NICO.

     KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires in 2002. KBS has an option to renew the lease for an additional five-year term.

     CORT leases 16,200 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters. It has an option to renew the lease for five years beyond its 2006 expiration.

     CORT carries out its rental, sales and warehouse operations in metropolitan areas in 35 states and the District of Columbia through 195 facilities, of which 20 were owned and the balance leased as of 2000 yearend. The leased facilities' lease terms expire at dates ranging from 2001 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. Its management seeks to locate properties in new markets where rental, clearance and warehouse operations can be combined in one facility. As CORT expands in a particular district, it seeks to open free-standing showrooms and clearance centers that can be serviced from pre-existing warehouses. CORT's showrooms generally have 4,500 square feet of floor space. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

     CORT operates a fleet of approximately 400 vans and other vehicles, most of which display CORT's tradenames. Of these, approximately 50 are owned and the remainder rented for five to six years under operating leases.

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

     The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2000 and 1999, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

                                                    2000                       1999
                                           -----------------------   ------------------------
                                           SALES PRICE               SALES PRICE
                                           -----------   DIVIDENDS   ------------   DIVIDENDS
             QUARTER ENDED                 HIGH   LOW      PAID      HIGH    LOW      PAID
             -------------                 ----   ----   ---------   ----    ----   ---------
March 31................................   $281   $200    $0.305     $354    $322    $0.295
June 30.................................    252    200     0.305      339     305     0.295
September 30............................    256 1/4  209   0.305      323     260 1/4   0.295
December 31.............................    294    235 1/2   0.305    290     241 1/2   0.295
                                                          ------                     ------
                                                          $1.220                     $1.180
                                                          ======                     ======

     There were approximately 650 shareholders of record of Wesco's capital stock as of the close of business on March 16, 2001. It is estimated that approximately 5,200 additional Wesco shareholders held shares of Wesco's capital stock in street name at that date.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco's audited 2000 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

                                                          DECEMBER 31,
                                 --------------------------------------------------------------
                                    2000         1999         1998         1997         1996
                                 ----------   ----------   ----------   ----------   ----------
Assets:
  Cash and cash equivalents....  $  153,810   $   66,331   $  320,034   $   10,687   $   23,039
  Investments --
     Securities with fixed
       maturities..............     839,683      309,976       66,619      279,697      176,885
     Marketable equity
       securities..............     833,937    2,214,883    2,778,595    2,224,848    1,533,009
  Accounts receivable..........      38,444        8,685        7,707        7,148        7,940
  Rental furniture.............     244,847           --           --           --           --
  Property and equipment.......      53,833       11,414       12,193       13,229       13,297
  Real estate held for sale....         915          908        2,327        5,240       15,831
  Goodwill of
     acquired businesses.......     260,037       28,556       29,338       30,121       30,903
  Other assets.................      35,409       11,442       11,593       17,142       17,501
                                 ----------   ----------   ----------   ----------   ----------
          Total assets.........  $2,460,915   $2,652,195   $3,228,406   $2,588,112   $1,818,405
                                 ==========   ==========   ==========   ==========   ==========
Liabilities:
  Insurance losses and loss
     adjustment expenses.......  $   39,959   $   33,642   $   36,731   $   41,437   $   45,491
  Deferred furniture rental
     income and security
     deposits..................      27,669           --           --           --           --
  Accounts payable and accrued
     expenses..................      33,881        3,674        4,520        4,491        4,140
  Notes payable................      56,035        3,635       33,635       33,635       37,162
  Income taxes payable,
     principally deferred......     305,175      707,345      920,035      733,488      468,370
  Other liabilities............      21,162        8,527        9,729       10,769       12,227
                                 ----------   ----------   ----------   ----------   ----------
          Total liabilities....  $  483,881   $  756,823   $1,004,650   $  823,820   $  567,390
                                 ==========   ==========   ==========   ==========   ==========
Shareholders' equity:
  Capital stock and surplus....  $   30,439   $   30,439   $   30,439   $   30,439   $   30,439
  Unrealized appreciation of
     investments, net of
     taxes.....................     480,469    1,312,590    1,686,716    1,290,939      871,640
  Retained earnings............   1,466,126      552,343      506,601      442,914      348,936
                                 ----------   ----------   ----------   ----------   ----------
          Total shareholders'
            equity.............  $1,977,034   $1,895,372   $2,223,756   $1,764,292   $1,251,015
                                 ==========   ==========   ==========   ==========   ==========
            Per capital
               share...........  $   277.68   $   266.21   $   312.33   $   247.80   $   175.71
                                 ==========   ==========   ==========   ==========   ==========

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                           2000        1999       1998       1997       1996
                                        ----------   --------   --------   --------   --------
Revenues:
  Sales and service revenues..........  $  426,096   $ 64,571   $ 66,137   $ 67,557   $ 63,654
  Insurance premiums earned...........      23,783     17,655     15,923     11,507     10,060
  Dividend and interest income........      59,759     49,679     40,543     36,552     33,313
  Realized net securities gains
     (losses).........................   1,311,270     11,186     51,706    100,914       (176)
  Other...............................       3,056      4,600      3,921      4,498      3,021
                                        ----------   --------   --------   --------   --------
                                         1,823,964    147,691    178,230    221,028    109,872
                                        ----------   --------   --------   --------   --------
Costs and expenses:
  Cost of products and services
     sold.............................     146,649     50,728     51,527     52,710     50,054
  Insurance losses, loss adjustment
     and underwriting expenses........      19,392      7,366      8,174        860      4,264
  Selling, general and
     administrative...................     227,954     11,468     12,425     10,588     11,920
  Interest expense....................       5,235      2,549      3,016      3,320      3,352
  Goodwill amortization...............       6,342        782        782        782        782
                                        ----------   --------   --------   --------   --------
                                           405,572     72,893     75,924     68,260     70,372
                                        ----------   --------   --------   --------   --------
Income before income taxes............   1,418,392     74,798    102,306    152,768     39,500
Provision for income taxes............    (495,922)   (20,655)   (30,503)   (50,959)    (8,881)
                                        ----------   --------   --------   --------   --------
Net income............................  $  922,470   $ 54,143   $ 71,803   $101,809   $ 30,619
                                        ==========   ========   ========   ========   ========
Amounts per capital share:
  Net income..........................  $   129.56   $   7.60   $  10.08   $  14.30   $   4.30
  Cash dividends......................        1.22       1.18       1.14       1.10       1.06
                                        ==========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

     Wesco's shareholders' equity at December 31, 2000 was $2.0 billion ($277.68 per share), up from $1.9 billion ($266.21 per share) at December 31, 1999. An exceptionally large increase in retained earnings, resulting mainly from realization of securities gains, was approximately offset by a major reduction in unrealized appreciation of investments, a separate component of shareholders' equity. As a result, unrealized appreciation declined from 69% to 24% of shareholders' equity. Because unrealized appreciation is recorded using current, typically fluctuating market quotations, the gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. (See the section on market risk analysis appearing below in this Item 7, as well as Note 3 to the accompanying consolidated financial statements, for additional information on investments.)

     Wesco's management believes the group has adequate liquidity and capital resources, including the ability to borrow, to minimize the impact of a downturn in its fortunes. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wes-FIC enjoys Standard & Poor Corporation's highest rating, AAA, with respect to its claims-paying ability. CORT has available a $150 million revolving line of credit for use in day-to-day operations; at December 31, 2000, $52.4 million was outstanding (see Note 6 to the accompanying consolidated financial statements for further details).

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco's consolidated net income of each business segment -- insurance, furniture rental and industrial -- as well as activities not considered related to such segments. Realized net securities gains and goodwill amortization are excluded from segment activities, consistent with the way Wesco's management views the business operations. (Amounts are in thousands, all after income tax effect.)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------    -------    -------
Insurance segment..........................................  $ 45,518    $44,392    $35,436
Furniture rental segment...................................    28,988         --         --
Industrial segment.........................................     1,281      2,532      3,154
Unrelated to business segment operations --
  Goodwill amortization....................................    (5,867)      (782)      (782)
  Other nonsegment items...................................       167        730        386
                                                             --------    -------    -------
     Income before realized securities gains...............    70,087     46,872     38,194
  Realized net securities gains............................   852,383      7,271     33,609
                                                             --------    -------    -------
       Consolidated net income.............................  $922,470    $54,143    $71,803
                                                             ========    =======    =======

     In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 9 to the accompanying consolidated financial statements for additional information.

Insurance Segment

     Following is a summary of the results of operations of the insurance segment (i.e., Wes-FIC and KBS), which represent essentially the combination of underwriting results with dividend and interest income (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Premiums written........................................  $ 32,370    $ 18,326    $ 19,296
                                                          ========    ========    ========
Premiums earned.........................................  $ 23,783    $ 17,655    $ 15,923
                                                          ========    ========    ========
Underwriting gain.......................................  $  4,391    $ 10,289    $  7,749
Dividend and interest income............................    59,241      49,098      38,509
                                                          --------    --------    --------
Income before income taxes..............................    63,632      59,387      46,258
Income tax provision....................................   (18,114)    (14,995)    (10,822)
                                                          --------    --------    --------
Segment net income......................................  $ 45,518    $ 44,392    $ 35,436
                                                          ========    ========    ========

     Premiums written for 2000, 1999 and 1998 were comprised of $16.9 million, $15.8 million and $17.0 million attributable to KBS, and $15.5 million, $2.5 million and $2.3 million attributable to Wes-FIC. Premiums written by Wes-FIC for 2000 were attributable principally to its participation in the first of a three-year arrangement for the reinsurance of 3 1/3% of certain property and casualty risk exposure of a large, unaffiliated insurance group. Wes-FIC's earned premiums for 1999 and 1998 related mainly to its participation in quota-share super-catastrophe reinsurance arrangements, notably a three-year Florida hurricane risk policy that ended, without loss, at 1999 yearend. The decrease in premiums written by KBS for 1999 was due mainly to the restructuring of KBS's reinsurance program effective January 1, 1998, as explained in Item 1, Business; in this connection, KBS received and credited to premiums written in 1998 $2.6 million of unearned reinsurance premiums that had been deducted from premiums written in prior years.

     Earned premiums for 2000, 1999 and 1998 included $16.4 million, $15.1 million and $13.7 million attributable to KBS. The remainder in each year was attributable to Wes-FIC and related principally to the reinsurance participations described above.

     The underwriting gain for 2000, 1999 and 1998 included $4.2 million, $5.9 million and $4.4 million attributable to KBS, and $.2 million, $4.4 million and $3.3 million to Wes-FIC. Aggregate underwriting gain benefited by $4.1, million $5.8 million and $7.6 million in 2000, 1999 and 1998 from downward revisions of estimated liabilities for losses and loss adjustment expenses. Underwriting results at KBS have become more volatile since it restructured its reinsurance program at the beginning of 1998.

     Wes-FIC participates in super-catastrophe reinsurance from time to time; and, while no such business became available for 2000, other participations may become available in the future. Although no super-catastrophe reinsurance losses have been incurred to date, Wesco's management believes that large super-catastrophe reinsurance losses will inevitably occur from time to time during periods when Wes-FIC participates actively in such business. While such large losses are not expected to be significant in relation to Wes-FIC's capital base, management accepts the prospect of increased volatility in Wes-FIC's short-term underwriting results in order to obtain what is believed will be better long-term results.

     One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Wesco's management believes such exposure to be minimal.

     Dividend and interest income has been earned by the insurance group principally (1) on capital contributed by Wesco, (2) on earnings retained and reinvested, and (3) on float (funds invested pending payment of claims).

     The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

     Insurance losses and loss adjustment expenses, and the related liabilities reflected on Wesco's consolidated balance sheet, because they are estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for those periods. However, Wesco's insurance subsidiaries have maintained capital positions strong enough not only to absorb adverse estimation corrections but also to enable them to accept other insurance contracts. As explained in Item 1, Business, Wes-FIC has reinsured various property and casualty risks, in varying amounts, of large, unaffiliated insurance companies. Although Wesco would welcome other attractive reinsurance or insurance arrangements, or acquisitions of insurance businesses like or unlike that of KBS, the timing and extent of any increase in its insurance underwriting activity cannot presently be predicted. (See Note 5 to the accompanying consolidated financial statements for additional information on accounting policies peculiar to the insurance segment.)

Furniture Rental Segment

     Following is a summary of the operating results of CORT as included in Wesco's year 2000 consolidated results of operations since acquisition in late February of 2000. For comparative purposes, corresponding amounts for all of 2000 and 1999 are also presented; these unaudited figures are set forth exclusive of items not classified as segment-related by Wesco -- goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto. (Amounts are in thousands.)

                                                            LATE
                                                        FEBRUARY TO     YEAR ENDED DECEMBER 31,
                                                        DECEMBER 31,    ------------------------
                                                            2000           2000          1999
                                                        ------------    ----------    ----------
Revenues:
  Furniture rentals...................................    $305,820       $348,429      $295,232
  Furniture sales.....................................      55,235         62,852        58,852
                                                          --------       --------      --------
                                                           361,055        411,281       354,084
                                                          --------       --------      --------
Cost of rentals and sales.............................      93,165        105,544        89,916
Selling, general and administrative expenses..........     215,787        245,682       207,587
Interest expense......................................       4,955          5,732         5,769
                                                          --------       --------      --------
                                                           313,907        356,958       303,272
                                                          --------       --------      --------
Income before income taxes............................      47,148         54,323        50,812
Income tax provision..................................     (18,160)       (20,952)      (20,811)
                                                          --------       --------      --------
Segment net income....................................    $ 28,988       $ 33,371      $ 30,001
                                                          ========       ========      ========

     CORT's revenues for the year 2000 increased $57.2 million, or 16.2%, over those reported for 1999, due principally to increased rental revenues. Rental revenues before the impact of acquisitions, trade show operations and a significant, short-term contract with the U.S. Bureau of the Census, increased approximately 12%. CORT's management attributes this increase in core rental revenues to the combination of growth in the number of furniture leases outstanding and an increase in average revenue per lease. CORT has noted, however, that the rate of growth of new orders declined sharply in the fourth quarter of 2000, reflecting changing economic conditions. Furniture sales revenues increased approximately 6.8% in 2000 as a result of CORT's ongoing efforts to maintain the quality of its rental furniture.

     Cost of furniture rentals and sales amounted to 25.7% of related revenues for the year 2000 versus 25.4% for 1999. The increase in the cost percentage for 2000 reflected various factors, most significantly the following: (1) an increase in distribution costs relating to the handling of rental furniture, and
(2) an increase in depreciation expense, recorded on a declining-balance method, reflecting an increase in the proportion of newer furniture being leased as revenues have grown.

     Selling, general and administrative expenses increased slightly in relation to rental and sales revenues, to 59.7% for the year 2000 from 58.6% for 1999. This was due mainly to normal increases in employee compensation and benefits.

     See Note 2 to the accompanying consolidated financial statements for pro forma consolidated operating data calculated as if Wesco had acquired CORT on January 1, 1999, and Note 4 to such statements for information on furniture rental segment accounting policies.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues, principally sales and services....................  $65,119    $64,686    $66,197
                                                              =======    =======    =======
Income before income taxes..................................  $ 2,188    $ 4,209    $ 5,272
Income tax provision........................................     (907)    (1,677)    (2,118)
                                                              -------    -------    -------
Segment net income..........................................  $ 1,281    $ 2,532    $ 3,154
                                                              =======    =======    =======

     Revenues of Precision Steel's businesses for 2000 increased .7% despite a 2.8% decrease in pounds of steel products sold. Revenues for 1999 decreased 2.3% despite a 2.5% increase in pounds of steel products sold. Precision Steel's management attributed these anomalies to a combination of factors. In 2000, (1) increases in selling prices in response to increases in costs of its raw materials were almost completely offset by (2) the effects of a softening demand for Precision Steel's products caused by increasing concerns over general economic conditions within the manufacturing segment of the economy. In 1999,
(1) a shift in mix of products sold toward lower-priced products and (2) a decline in selling prices of higher-margin items following price decreases by mills and other suppliers were principally responsible.

     Income before income taxes and normal net operating income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 82.2%, 78.6% and 77.9% for 2000, 1999 and 1998. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel's cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out cost or market; under this method, the most recent costs are reflected in cost of goods sold. Precision Steel's costs for 1999 and 1998 also included $.4 million and $.6 million, respectively, before income taxes ($.2 million and $.4 million after taxes), for the upgrading of computer systems to ensure that its order-taking and other information technology systems would continue to function properly beyond December 31, 1999.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco's consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             2000        1999        1998
                                                          ----------    -------    --------
Goodwill amortization, before income tax effect.........  $   (6,342)   $  (782)   $   (782)
Income tax benefit......................................         475         --          --
                                                          ----------    -------    --------
  Goodwill amortization.................................  $   (5,867)   $  (782)$  $   (782)
                                                          ==========    =======    ========

Realized net securities gains, before income tax
  effect................................................  $1,311,270    $11,186    $ 51,706
Income tax provision....................................    (458,887)    (3,915)    (18,097)
                                                          ----------    -------    --------
  Realized net securities gains.........................  $  852,383    $ 7,271    $ 33,609
                                                          ==========    =======    ========
Other nonsegment items --
  Rental income from commercial real estate.............  $    2,978    $ 2,879    $  2,920
  Dividend and interest income..........................         518      1,145       2,132
  Net gains on sales of foreclosed real estate..........          --      1,633         966
  Reduction in allowance for losses on foreclosed real
     estate.............................................          --      1,350          --
  Real estate and general and administrative expenses...      (3,067)    (3,022)     (3,164)
  Interest expense......................................         (79)    (2,939)     (2,937)
  Other items, net......................................         146       (247)        (67)
                                                          ----------    -------    --------
  Income (loss) before income tax benefit...............         496        799        (150)
  Income tax (provision) benefit........................        (329)       (69)        536
                                                          ----------    -------    --------
     Net income from other nonsegment activities........  $      167    $   730    $    386
                                                          ==========    =======    ========

     Goodwill represents the excess of the cost over the fair value of identified net assets of acquired businesses. In the case of the Wesco group, it relates to the acquisition of CORT in 2000 and KBS in

1996 and is being amortized mainly over 40 years. (See Note 2 to the accompanying consolidated financial statements for additional information.)

     Realized gains and losses on the Wesco group's investments have fluctuated in amount from year to year, sometimes impacting net income significantly, as in 2000. However, the amounts and timing of these realizations have no predictive or practical analytical value. Wesco's investments are carried at market value, and unrealized gains or losses are reflected, net of potential income tax effect, in the unrealized appreciation component of its shareholders' equity. When gains or losses are realized, due to sale of securities or other triggering event, they are credited or charged, net of tax effect, to the consolidated statement of income; generally, in Wesco's case, there has been little effect on total shareholders' equity -- merely a transfer from unrealized appreciation to retained earnings.

     Wesco's consolidated earnings for 2000 contained net realized securities gains, after income taxes, of $852.4 million, compared to $7.3 million of after-tax gains for 1999 and $33.6 million for 1998. As can be seen by referring to the accompanying consolidated statement of changes in shareholders' equity, these realizations were the principal reason for the reduction in the unrealized appreciation component of shareholders' equity, over the same three-year period, from $1.7 billion to $481 million. (See the section on market risk analysis appearing below in this Item 7, as well as Note 3 to the accompanying consolidated financial statements, for additional information on investments.)

     Other nonsegment items include mainly (1) rental income from owned commercial real estate, (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, and
(3) gains on sales of foreclosed real estate previously owned by a former savings and loan subsidiary together with reductions of reserves for possible losses on such sales, reduced by (1) real estate and general and administrative expenses and (2) interest and other corporate expenses -- plus or minus income taxes related to such items.

     Net income or loss from other nonsegment activities typically fluctuates from period to period but is not significant in amount. The 1999 figures benefited to the extent of $.8 million, after tax effect, from a reduction in reserves for possible losses on disposition of foreclosed real estate; there were no adjustments of these reserves in 2000 or 1998. MS Property generally has succeeded in selling foreclosed properties at prices much higher than were anticipated when the real estate market was extremely depressed earlier in the 1990s.

     Nonsegment dividend and interest income has declined sharply in recent years mainly due to conversions of preferred stocks into lower-yielding common stocks in 1998 and 1999 and to the contributions of certain of those investments to the insurance segment.

     The net tax provision or benefit from other nonsegment activities each year appears at first glance to be anomalous compared to pre-tax income or loss. This is caused by the inclusion in pre-tax income or loss of declining amounts of dividend income, which is taxed at lower rates than other revenue and expense items.

                                 *  *  *  *  *

     Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.0%, 27.6% and 29.8% in 2000, 1999 and 1998. (See Note 7 to the accompanying consolidated financial statements for further information on income taxes.)

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

     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items such as the acquisition of CORT in February 2000 (see Note 2 to the accompanying consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the super-catastrophe reinsurance business several years ago and, to a lesser degree, the restructuring of KBS's reinsurance program at the beginning of 1998.

     Shareholders' equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

     Wesco is not now suffering from inflation, but its business operations have potential exposure, particularly in the insurance and industrial segments. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are often established well in advance of expenditures. Precision Steel's businesses are competitive, operate on tight gross profit margins, and carry inventories on a LIFO basis; thus their earnings are susceptible to bad effects from inflationary cost increases.

MARKET RISK ANALYSIS

     Wesco's consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Its marketable equity securities are subject to fluctuations in their stock market prices, and its securities with fixed maturities, if not held to maturity, are subject to changes in interest rate levels. On the other hand, Wesco's consolidated deferred income tax liability relates primarily to appreciation in fair values of investments and would decline proportionately if there were a drop in market valuation. Otherwise, the consolidated balance sheet at December 31, 2000 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices and foreign exchange rates. The Wesco group does not utilize stand-alone derivatives to manage market risks.

Equity Price Risk

     Wesco's consolidated balance sheet at December 31, 2000 contained $834 million of marketable equity securities stated at market value, down from $2.2 billion one year earlier. The principal reason for the decline was the sale of what had been the consolidated group's largest holding, common stock of Freddie Mac ($1.4 billion at December 31, 1999). The carrying values of the remaining securities are not only directly exposed to fluctuations in their stock market prices (see table below); they are also indirectly exposed to risks related to other markets. For example, the two largest holdings of the consolidated group at December 31, 2000 ($670 million, combined) were in common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks such as commodity price fluctuations, where material, are required to be reported upon in their filings with the Securities and Exchange Commission, which are available to the public.

     Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco's management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco's management is not necessarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

     The carrying values of investments subject to equity price risks are based on quoted market prices. Market prices are subject to fluctuation and, consequently, the amounts realized upon the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, or general market conditions. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

     The following table shows the effects as of December 31, 2000 of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco's shareholders' equity (amounts in thousands):

                                                               INCREASE      DECREASE
                                                              ----------    ----------
Market value of marketable equity securities --
  As recorded...............................................  $  833,937    $  833,937
  Hypothetical..............................................   1,084,118       583,756
Shareholders' equity --
  As recorded...............................................   1,977,034     1,977,034
  Hypothetical..............................................   2,139,652     1,814,416
                                                              ==========    ==========

The 30% hypothetical changes in market values assumed in preparing the table do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco's equity investment portfolio.

Interest Rate Risk

     Wesco's consolidated balance sheet at December 31, 2000 contained $840 million of securities with fixed maturities stated at fair value, up from $310 million one year earlier. Most of the increase was in mortgage-backed securities ($647 million at December 31, 2000 versus $228 million one year earlier).

     As noted in the preceding section on equity price risk, Wesco prefers to acquire entire businesses or invest in equity securities. When unable to do so, it may invest in bonds or other interest-rate-sensitive investments. Wesco's strategy is to acquire securities that are attractively priced in relation to perceived credit risk. Wesco recognizes and accepts that losses may occur.

     The fair values of Wesco's fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Additionally, fair values of these investments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     The following table shows the estimated effects as of December 31, 2000 of hypothetical increases and decreases in interest rates on the fair value of Wesco's fixed-maturity investments and, after tax effect, on Wesco's shareholders' equity (dollar amounts in thousands):

                                                              FAIR VALUE OF    SHAREHOLDERS'
                                                               INVESTMENTS        EQUITY
                                                              -------------    -------------
As recorded.................................................    $839,683        $1,977,034
Hypothetical change in interest rate --
  1 percentage point decrease...............................     845,362         1,980,725
  1 percentage point increase...............................     821,564         1,965,257
  2 percentage point increase...............................     788,864         1,944,002
  3 percentage point increase...............................     756,308         1,922,840
                                                                ========        ==========

The hypothetical changes in market interest rates assumed in preparing the table do not reflect what could be deemed best- or worst-case scenarios. For example, variations in market interest rates could produce significant changes in the timing of repayments of mortgage-backed securities due to prepayment options available to borrowers under the mortgages. For this and other reasons, actual results might differ from those reflected in the table.

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

ITEM 8. FINANCIAL STATEMENTS

     Following is an index to financial statements and related schedules of Wesco appearing in this report:

                                                                PAGE
                    FINANCIAL STATEMENTS                      NUMBER(S)
                    --------------------                      ---------
Independent auditors' report................................        29
Consolidated balance sheet -- December 31, 2000 and 1999....        30
Consolidated statement of income -- years ended December 31,
  2000, 1999 and 1998.......................................        31
Consolidated statement of changes in shareholders'
  equity -- years ended December 31, 2000, 1999 and 1998....        32
Consolidated statement of cash flows -- years ended December
  31, 2000, 1999 and 1998...................................        33
Notes to consolidated financial statements..................   34 - 41

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

                                                              SCHEDULE     PAGE
               FINANCIAL STATEMENT SCHEDULES                   NUMBER    NUMBER(S)
               -----------------------------                  --------   ---------
Condensed financial information of Registrant -- December        I        42 - 43
  31, 2000 and 1999, and years ended December 31, 2000, 1999 and 1998..................................................

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable, as there were no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the sections entitled "Election of Directors" and "Executive Officers" appearing in the definitive combined notice of annual meeting and proxy statement of Wesco Financial Corporation for its annual meeting of shareholders scheduled to be held May 2, 2001 (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the section "Compensation of Directors and Executive Officers" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the sections "Voting Securities and Holders Thereof" and "Requirements for Reporting Securities Ownership" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information set forth in the sections "Election of Directors," "Voting Securities and Holders Thereof," "Compensation of Directors and Executive Officers" and "Board of Director Interlocks and Insider Participation" in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

     3a.     Articles of Incorporation and By-Laws of Wesco Financial
             Corporation
     21.     List of Subsidiaries.

     Instruments defining the rights of holders of long-term debt of registrant and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2000. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION


By:    Charles T. Munger                                               March 21, 2001
       Chairman of the Board (principal executive officer)

By:    Robert H. Bird                                                  March 21, 2001
       President (principal operating officer)

By:    Jeffrey L. Jacobson                                             March 21, 2001
       Vice President and Chief Financial Officer
       (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Robert H. Bird                                                March 21, 2001
Director

Carolyn H. Carlburg                                           March 21, 2001
Director

Robert E. Denham                                              March 21, 2001
Director

James N. Gamble                                               March 21, 2001
Director

Charles T. Munger                                             March 21, 2001
Director

David K. Robinson                                             March 21, 2001
Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wesco Financial Corporation

     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 5, 2001

                          WESCO FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $  153,810    $   66,331
Investments:
  Securities with fixed maturities..........................     839,683       309,976
  Marketable equity securities..............................     833,937     2,214,883
Accounts receivable.........................................      38,444         8,685
Rental furniture............................................     244,847            --
Property and equipment......................................      53,833        11,414
Goodwill of acquired businesses.............................     260,037        28,556
Other assets................................................      36,324        12,350
                                                              ----------    ----------
                                                              $2,460,915    $2,652,195
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses...............  $   39,959    $   33,642
Deferred furniture rental income and security deposits......      27,669            --
Accounts payable and accrued expenses.......................      33,881         3,674
Notes payable...............................................      56,035         3,635
Income taxes payable, principally deferred..................     305,175       707,345
Other liabilities...........................................      21,162         8,527
                                                              ----------    ----------
                                                                 483,881       756,823
                                                              ----------    ----------
Shareholders' equity:
  Capital stock, $1 par value -- authorized, 7,500,000
     shares; issued and outstanding, 7,119,807 shares.......       7,120         7,120
  Capital in excess of par value............................      23,319        23,319
  Unrealized appreciation of investments, net of taxes......     480,469     1,312,590
  Retained earnings.........................................   1,466,126       552,343
                                                              ----------    ----------
          Total shareholders' equity........................   1,977,034     1,895,372
                                                              ----------    ----------
                                                              $2,460,915    $2,652,195
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR AMOUNTS PER SHARE)

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2000         1999        1998
                                                         ----------    --------    --------
Revenues:
  Sales and service revenues...........................  $  426,096    $ 64,571    $ 66,137
  Insurance premiums earned............................      23,783      17,655      15,923
  Dividend and interest income.........................      59,759      49,679      40,543
  Realized net securities gains........................   1,311,270      11,186      51,706
  Other................................................       3,056       4,600       3,921
                                                         ----------    --------    --------
                                                          1,823,964     147,691     178,230
                                                         ----------    --------    --------
Costs and expenses:
  Cost of products and services sold...................     146,649      50,728      51,527
  Insurance losses, loss adjustment and underwriting
     expenses..........................................      19,392       7,366       8,174
  Selling, general and administrative expenses.........     227,954      11,468      12,425
  Interest expense.....................................       5,235       2,549       3,016
  Goodwill amortization................................       6,342         782         782
                                                         ----------    --------    --------
                                                            405,572      72,893      75,924
                                                         ----------    --------    --------
Income before income taxes.............................   1,418,392      74,798     102,306
Provision for income taxes.............................    (495,922)    (20,655)    (30,503)
                                                         ----------    --------    --------
     Net income........................................  $  922,470    $ 54,143    $ 71,803
                                                         ==========    ========    ========
Amounts per capital share based on 7,119,807 shares
  outstanding throughout each year:
  Net income...........................................  $   129.56    $   7.60    $  10.08
  Cash dividends.......................................        1.22        1.18        1.14
                                                         ==========    ========    ========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         SHAREHOLDERS' EQUITY                            TOTAL
                                    ---------------------------------------------------------------     COMPRE-
                                              CAPITAL IN     UNREALIZED                                 HENSIVE
                                    CAPITAL   EXCESS OF     APPRECIATION     RETAINED                   INCOME
                                     STOCK    PAR VALUE    OF INVESTMENTS    EARNINGS      TOTAL        (LOSS)
                                    -------   ----------   --------------   ----------   ----------    ---------
Balance, December 31, 1997........  $7,120     $23,319       $1,290,939     $  442,914   $1,764,292
Net income........................                                              71,803       71,803
Increase in unrealized
  appreciation of investments, net
  of income tax effect of
  $230,837........................                              429,386                     429,386    $ 467,580
                                                                                                       =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income..........................                              (33,609)                    (33,609)
Cash dividends declared and
  paid............................                                              (8,116)      (8,116)
                                    ------     -------       ----------     ----------   ----------
Balance, December 31, 1998........   7,120      23,319        1,686,716        506,601    2,223,756
Net income........................                                              54,143       54,143
Decrease in unrealized
  appreciation of investments, net
  of income tax effect of
  $197,478........................                             (366,855)                   (366,855)   $(319,983)
                                                                                                       =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income..........................                               (7,271)                     (7,271)
Cash dividends declared and
  paid............................                                              (8,401)      (8,401)
                                    ------     -------       ----------     ----------   ----------
Balance, December 31, 1999........   7,120      23,319        1,312,590        552,343    1,895,372
Net income........................                                             922,470      922,470
Increase in unrealized
  appreciation of investments, net
  of income tax effect of
  $11,248.........................                               20,262                      20,262    $  90,349
                                                                                                       =========
Reversal of unrealized
  appreciation upon inclusion of
  realized net gains in net
  income..........................                             (852,383)                   (852,383)
Cash dividends declared and
  paid............................                                              (8,687)      (8,687)
                                    ------     -------       ----------     ----------   ----------
Balance, December 31, 2000........  $7,120     $23,319       $  480,469     $1,466,126   $1,977,034
                                    ======     =======       ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                          WESCO FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          2000          1999         1998
                                                       -----------    ---------    --------
Cash flows from operating activities:
  Net income.........................................  $   922,470    $  54,143    $ 71,803
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Realized securities gains, net, before taxes....   (1,311,270)     (11,186)    (51,706)
     Provision for depreciation and amortization,
       net...........................................       47,203        1,995       2,068
     Increase (decrease) in liabilities for insurance
       losses and loss adjustment expenses...........        6,317       (3,809)     (4,706)
     Increase (decrease) in income taxes payable.....       20,398      (11,297)     (8,852)
     Proceeds from sales of rental furniture, less
       gross profit included in net income...........       34,252           --          --
     Other, net......................................        9,124       (6,422)      4,576
                                                       -----------    ---------    --------
          Net cash flows from operating activities...     (271,506)      23,424      13,183
                                                       -----------    ---------    --------
Cash flows from investing activities:
  Purchases of securities with fixed maturities......   (1,204,104)    (413,659)    (19,066)
  Maturities and redemptions of securities with fixed
     maturities......................................       20,385       21,772       5,587
  Sales of marketable equity securities..............    1,396,997       58,900     177,266
  Sales of securities with fixed maturities..........      674,660       90,788     126,128
  Acquisition of businesses, net of cash and cash
     equivalents acquired............................     (394,523)          --          --
  Purchases of rental furniture......................     (103,693)          --          --
  Other, net.........................................       (7,450)       3,473      14,365
                                                       -----------    ---------    --------
          Net cash flows from investing activities...      382,272     (238,726)    304,280
                                                       -----------    ---------    --------
Cash flows from financing activities:
     Repayments of notes, net........................      (14,600)     (30,000)         --
     Payment of cash dividends.......................       (8,687)      (8,401)     (8,116)
                                                       -----------    ---------    --------
          Net cash flows from financing activities...      (23,287)     (38,401)     (8,116)
                                                       -----------    ---------    --------
Increase (decrease) in cash and cash equivalents.....       87,479     (253,703)    309,347
Cash and cash equivalents -- beginning of year.......       66,331      320,034      10,687
                                                       -----------    ---------    --------
Cash and cash equivalents -- end of year.............  $   153,810    $  66,331    $320,034
                                                       ===========    =========    ========
Supplementary disclosures:
  Interest paid during year..........................  $     4,818    $   2,953    $  3,016
  Income taxes paid, net, during year................      491,288       31,952      56,695
                                                       ===========    =========    ========

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

     Wesco's consolidated financial statements include the accounts of Wesco and its subsidiaries, which are all either directly or indirectly wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company ("Wes-FIC"), The Kansas Bankers Surety Company ("KBS"), CORT Business Services Corporation ("CORT"), Precision Steel Warehouse, Inc. ("Precision Steel"), and MS Property Company ("MS Property"). Intercompany balances and transactions have been eliminated in the preparation of the consolidated statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management's evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. Although the amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco's management does not believe such differences, if any, would have a material adverse effect on reported shareholders' equity. In addition, Wesco's management does not expect that changes in GAAP not yet required to be reflected in financial statements under statements of the Financial Accounting Standards Board will have any effect on its consolidated financial statements.

NOTE 2. ACQUISITIONS AND GOODWILL

     In late February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT for approximately $386 million cash pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT's accounts included in the consolidated financial statements as of the date of acquisition. CORT is the largest, and only national, provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

     The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for each of the last two full years as if CORT had been acquired on January 1, 1999. The pro forma data for those years reflect (1) elimination of the estimated income that would have been earned if investments liquidated in 2000 to fund most of the purchase had been liquidated at the beginning of 1999, (2) inclusion of interest expense as if line-of-credit borrowings arranged in 2000 to fund a portion of the purchase had been made at the beginning of 1999, and (3) amortization of the excess of purchase price over fair value of the identified net assets acquired ("goodwill") beginning January 1, 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Sales and service revenues..................................  $  476,322     $418,655
Total revenues..............................................   1,871,690      479,790
Net income..................................................     923,367       63,159
  Per capital share.........................................      129.69         8.87
                                                              ==========     ========

     At December 31, 2000, the unamortized balance of goodwill carried as an asset on Wesco's consolidated balance sheet was $260,037, of which $232,263 related to CORT and the balance to KBS, acquired in 1996. Amortization is being provided on a straight-line basis, principally over 40 years. If management, in its periodic review of recoverability of goodwill, determines that it appears to have become impaired, the unamortized balance will be reduced and/or the amortization period shortened as appropriate.

NOTE 3. INVESTMENTS

     Cash equivalents consist of funds invested in money-market accounts and in other investments maturing in less than three months from date acquired.

     Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Wesco classifies all of its equity and fixed-maturity investments as available-for-sale; they are carried at fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported as a separate component of shareholders' equity.

     The unrealized appreciation component declined in proportion to total shareholders' equity from 69% at 1999 yearend to 24% at 2000 yearend, mainly due to the realization of gains on sale of marketable equity securities. Because unrealized appreciation is recorded using current, typically fluctuating market quotations, the gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     Realized gains and losses on sales of investments, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value. Once the carrying value of an investment has been written down to reflect an other-than-temporary decline, any subsequent increase in market or fair value is credited, net of taxes, to shareholders' equity, without affecting net income until realized.

     Following is a summary of securities with fixed maturities:

                                                 DECEMBER 31, 2000            DECEMBER 31, 1999
                                             --------------------------   --------------------------
                                                         ESTIMATED FAIR               ESTIMATED FAIR
                                             AMORTIZED     (CARRYING)     AMORTIZED     (CARRYING)
                                               COST          VALUE          COST          VALUE
                                             ---------   --------------   ---------   --------------
Obligations of U. S. government and its
  agencies.................................  $188,194       $188,189      $ 84,060       $ 77,930
State and municipal bonds..................     4,284          4,265         4,340          4,329
Other......................................        17             19            --             --
                                             --------       --------      --------       --------
                                              192,495        192,473        88,400         82,259
Mortgage-backed securities.................   635,173        647,210       233,998        227,717
                                             --------       --------      --------       --------
                                             $827,668       $839,683      $322,398       $309,976
                                             ========       ========      ========       ========

            Dollar amounts in thousands except for amounts per share

     At 2000 yearend, the estimated fair values of securities with fixed maturities contained $12,069 of unrealized gains and $54 of unrealized losses, compared with $27 of unrealized gains and $12,449 of unrealized losses at 1999 yearend.

     Fixed-maturity investments other than mortgage-backed securities at 2000 yearend are expected to mature as follows:

                                                              AMORTIZED   CARRYING
                                                                COST       VALUE
                                                              ---------   --------
In one year or less.........................................  $188,896    $188,879
After one year through five years...........................     3,599       3,594
                                                              --------    --------
                                                              $192,495    $192,473
                                                              ========    ========

     Following is a summary of marketable equity securities (all common stocks):

                                              DECEMBER 31, 2000         DECEMBER 31, 1999
                                            ----------------------    ----------------------
                                                          QUOTED                    QUOTED
                                                          MARKET                    MARKET
                               NUMBER OF                (CARRYING)                (CARRYING)
                                SHARES        COST        VALUE         COST        VALUE
                               ---------    --------    ----------    --------    ----------
Freddie Mac..................               $     --     $     --     $ 71,729    $1,355,400
The Coca-Cola Company........  7,205,600      40,761      439,095       40,761       419,726
The Gillette Company.........  6,400,000      40,000      231,200       40,000       263,600
Other........................                 27,020      163,642       32,038       176,157
                                            --------     --------     --------    ----------
                                            $107,781     $833,937     $184,528    $2,214,883
                                            ========     ========     ========    ==========

     The market values of marketable equity securities contained no unrealized losses at 2000 or 1999 yearends.

     Realized investment gains (losses), before income taxes, from sales and redemptions of investments are summarized below for each of the past three years:

                                                              2000        1999       1998
                                                           ----------    -------    -------
Securities with fixed maturities --
  Gross realized gains...................................  $    3,012    $ 7,504    $16,126
  Gross realized losses..................................      (8,644)    (2,714)        --
Marketable equity securities --
  Gross realized gains...................................   1,318,060      6,396     43,611
  Gross realized losses..................................      (1,158)        --     (8,031)
                                                           ----------    -------    -------
                                                           $1,311,270    $11,186    $51,706
                                                           ==========    =======    =======

NOTE 4. FURNITURE RENTAL BUSINESS ACCOUNTING

     Effective with the acquisition of CORT in February 2000 (see Note 2), Wesco's principal source of sales and service revenues is from rental and sale of furniture. Rentals are recognized as revenue in the month due; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products sold on the consolidated income statement and include depreciation expense, repairs and maintenance, inventory losses and cost of furniture sold.

     Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. It is carried on the consolidated balance sheet at cost ($258,677 at 2000 yearend), less accumulated depreciation ($13,830 at that date) calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

            Dollar amounts in thousands except for amounts per share

NOTE 5. INSURANCE BUSINESS ACCOUNTING

     Insurance premiums are generally recognized as earned revenues pro rata over the term of each contract. Unearned insurance premiums of $17,006 and $8,420 at December 31, 2000 and 1999 are included in other liabilities on the consolidated balance sheet.

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

     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

                                                               2000       1999       1998
                                                              -------    -------    -------
Balance at beginning of year................................  $33,642    $36,731    $41,437
Less ceded liabilities......................................       --         --     (1,340)
                                                              -------    -------    -------
Net balance at beginning of year............................   33,642     36,731     40,097
                                                              -------    -------    -------
Incurred losses recorded during year --
  For current year..........................................   16,195      8,556     11,604
  For all prior years*......................................   (4,099)    (5,819)    (7,646)
                                                              -------    -------    -------
          Total incurred losses.............................   12,096      2,737      3,958
                                                              -------    -------    -------
Payments made during year --
  For current year..........................................    2,421      2,175      4,673
  For all prior years.......................................    3,358      3,651      2,651
                                                              -------    -------    -------
          Total payments....................................    5,779      5,826      7,324
                                                              -------    -------    -------
Balance at end of year......................................  $39,959    $33,642    $36,731
                                                              =======    =======    =======

---------------
* Primarily represents adjustments of estimated losses.

     Payment of dividends by insurance subsidiaries is restricted by insurance statutes and regulations. In 2001, without prior regulatory approval, Wesco can receive dividends from its insurance subsidiaries up to approximately $117,250.

     The combined shareholders' equity of Wesco's insurance subsidiaries at December 31, 2000 determined pursuant to regulatory accounting rules was approximately $2,110,000, approximately $220,000 higher than shareholders' equity determined in accordance with GAAP. The difference represents mainly the deduction of deferred income taxes associated with unrealized appreciation of investments in calculating the GAAP figure. Under new regulatory rules that became effective January 1, 2001, insurance companies will be required, among other things, to recognize deferred income tax liabilities; as a result, the regulatory-basis combined shareholders' equity of Wesco's insurance subsidiaries is expected to approximate their shareholders' equity determined under GAAP.

            Dollar amounts in thousands except for amounts per share

NOTE 6. NOTES PAYABLE

     Following is a list of notes payable, at yearend:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Revolving line of credit....................................  $52,400    $   --
Note due January 2002, bearing interest at 7 5/8% payable
  monthly...................................................    1,035     1,035
Industrial revenue bonds due December 2014, bearing interest
  at 7 3/4% payable semiannually............................    2,600     2,600
                                                              -------    ------
                                                              $56,035    $3,635
                                                              =======    ======

     The line of credit, used in the furniture rental business, totals $150,000 and is unsecured. The weighted average rate of interest on amounts outstanding at December 31, 2000 was 7.2%.

     Estimated fair market values of the foregoing notes payable at December 31, 2000 and December 31, 1999 were approximately $56,132 and $3,725. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

NOTE 7. INCOME TAXES

     Following is a breakdown of income taxes payable at 2000 and 1999 yearends:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax liabilities, relating to --
  Appreciation of investments, principally unrealized.......  $257,789    $705,343
  Other items...............................................    40,617       5,622
                                                              --------    --------
                                                               298,406     710,965
Deferred tax assets.........................................   (19,027)     (5,429)
                                                              --------    --------
  Net deferred tax liabilities..............................   279,379     705,536
Taxes currently payable.....................................    25,796       1,809
                                                              --------    --------
Income taxes payable........................................  $305,175    $707,345
                                                              ========    ========

     Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under GAAP, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes has been charged or credited to shareholders' equity, as in the case of unrealized appreciation of investments. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

     The consolidated statement of income contains a provision for income taxes, as follows:

                                                              2000       1999        1998
                                                            --------    -------    --------
Federal...................................................  $493,859    $20,316    $ 30,148
State.....................................................     2,063        339         355
                                                            --------    -------    --------
  Provision for income taxes..............................  $495,922    $20,655    $ 30,503
                                                            ========    =======    ========
Current...................................................  $495,145    $23,818    $ 65,039
Deferred provision (benefit)..............................       777     (3,163)    (34,536)
                                                            --------    -------    --------
  Provision for income taxes..............................  $495,922    $20,655    $ 30,503
                                                            ========    =======    ========

            Dollar amounts in thousands except for amounts per share

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

                                                              2000       1999        1998
                                                              ----       ----        ----
Statutory federal income tax rate.........................      35.0%      35.0%       35.0%
Increase (decrease) resulting from --
  Dividends received deduction............................      (0.3)      (8.1)       (6.3)
  Exempt interest income..................................      (0.0)      (0.1)       (0.2)
  State income taxes, less federal tax benefit............       0.1        0.3         0.3
  Other differences, net..................................       0.2        0.5         1.0
                                                            --------    -------    --------
Effective income tax provision rate.......................      35.0%      27.6%       29.8%
                                                            ========    =======    ========

     Wesco and its subsidiaries join with other Berkshire entities in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member.

     Federal income tax returns through 1988 have been examined by and settled with the Internal Revenue Service. California franchise tax returns through 1994 have been examined by and settled with the California Franchise Tax Board.

NOTE 8. QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly financial information for 2000 and 1999 follows:

                                                              QUARTER ENDED
                                          ------------------------------------------------------
                                          DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                              2000            2000           2000        2000
                                          ------------    -------------    --------    ---------
Operating revenues......................    $144,631        $146,840       $139,880    $ 81,343
Realized net securities gains...........      44,136         653,407        430,322     183,405
                                            --------        --------       --------    --------
Total revenues..........................    $188,767        $800,247       $570,202    $264,748
                                            ========        ========       ========    ========
Net income excluding securities gains...    $ 19,803        $ 18,413       $ 18,371    $ 13,500
  Per capital share.....................        2.78            2.58           2.58        1.90
Realized net securities gains, less
  related income taxes..................      28,688         424,773        279,710     119,212
  Per capital share.....................        4.03           59.66          39.29       16.74
                                            --------        --------       --------    --------
Net income..............................    $ 48,491        $443,186       $298,081    $132,712
  Per capital share.....................        6.81           62.24          41.87       18.64
                                            ========        ========       ========    ========

                                          DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                              1999            1999           1999        1999
                                          ------------    -------------    --------    ---------
Operating revenues......................    $ 35,966        $ 34,410       $ 32,937    $ 33,192
Realized net securities gains...........      11,186              --             --          --
                                            --------        --------       --------    --------
Total revenues..........................    $ 47,152        $ 34,410       $ 32,937    $ 33,192
                                            ========        ========       ========    ========
Net income excluding securities gains...    $ 14,160        $ 11,026       $ 11,065    $ 10,621
  Per capital share.....................        1.99            1.54           1.56        1.49
Realized net securities gains, less
  related income taxes..................       7,271              --             --          --
  Per capital share.....................        1.02              --             --          --
                                            --------        --------       --------    --------
Net income..............................    $ 21,431        $ 11,026       $ 11,065    $ 10,621
  Per capital share.....................        3.01            1.54           1.56        1.49
                                            ========        ========       ========    ========

            Dollar amounts in thousands except for amounts per share

NOTE 9. BUSINESS SEGMENT DATA

     Consolidated financial information for each of the past three years is presented in the table on the next page. It is broken down as to Wesco's three business segments, including the furniture rental segment, which was created in February 2000 upon the acquisition of CORT (see Note 2).

     The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. Its business has included reinsurance arrangements with wholly owned insurance subsidiaries of Berkshire with respect to specific reinsurance contracts of theirs with unaffiliated insurance companies. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks mainly in the Midwest. In addition to generating insurance premiums, Wesco's insurance segment has derived dividend and interest income from the investment of float (premiums received before payment of related claims and expenses) as well as cash invested or retained in the business by its owners.

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

     Wesco's consolidated realized net securities gains -- most of which have resulted from sale of investments held by its insurance subsidiaries -- and goodwill of acquired businesses and related amortization, are shown separately as nonsegment items, consistent with the way Wesco's management evaluates the performance of its operating segments. Other items considered unrelated to Wesco's three business segments include principally (1) investments other than those of Wes-FIC and KBS, together with related dividend and interest income,
(2) commercial real estate, together with related revenues and expenses, (3) real estate obtained by foreclosure by a former savings and loan subsidiary, together with related revenues and expenses, (4) the assets, revenues and expenses of the parent company, and (5) related income taxes.

            Dollar amounts in thousands except for amounts per share

                                                        2000          1999          1998
                                                     ----------    ----------    ----------
Insurance segment:
  Premiums earned..................................  $   23,783    $   17,655    $   15,923
  Dividend and interest income.....................      59,241        49,098        38,509
  Provision for income taxes.......................     (18,114)      (14,995)      (10,822)
  Net income.......................................      45,518        44,392        35,436
  Depreciation and amortization other than of
     discounts and premiums of investments.........          44           826           887
  Capital expenditures.............................          39            79            29
  Assets at yearend................................   1,820,244     2,611,194     3,128,000
                                                     ==========    ==========    ==========
Furniture rental segment:
  Revenues.........................................  $  361,055    $       --    $       --
  Provision for income taxes.......................     (18,160)           --            --
  Net income.......................................      28,988            --            --
  Depreciation and amortization other than of
     discounts and premiums of investments.........      48,657            --            --
  Capital expenditures.............................       6,967            --            --
  Assets at yearend................................     325,048            --            --
                                                     ==========    ==========    ==========
Industrial segment:
  Sales, service and other revenues................  $   65,119    $   64,686    $   66,197
  Provision for income taxes.......................        (907)       (1,677)       (2,118)
  Net income.......................................       1,281         2,532         3,154
  Depreciation and amortization....................         780           797           852
  Capital expenditures.............................         303           214           274
  Assets at yearend................................      22,537        23,252        22,965
                                                     ==========    ==========    ==========
Goodwill of acquired businesses:
  Amortization, net of income taxes................  $   (5,867)   $     (782)   $     (782)
  Assets at yearend................................     260,037        28,556        29,338
                                                     ==========    ==========    ==========
Realized net securities gains:
  Before taxes (included in revenues)..............  $1,311,270    $   11,186    $   51,706
  After taxes (included in net income).............     852,383         7,271        33,609
                                                     ==========    ==========    ==========
Other items unrelated to business segments:
  Dividend and interest income.....................  $      518    $    1,145    $    2,132
  Other revenues...................................       2,978         4,512         3,886
  Income tax (provision) benefit...................        (329)          (69)          536
  Net income.......................................         167           730           386
  Depreciation and amortization....................         367           372           394
  Capital expenditures.............................         197           112             1
  Assets at yearend................................      33,049        26,013        49,660
                                                     ==========    ==========    ==========
Reconciliations:
  Total revenues set forth above...................  $1,823,964    $  148,282    $  178,353
  Less intersegment interest.......................          --          (591)         (123)
                                                     ----------    ----------    ----------
          Total consolidated revenues..............  $1,823,964    $  147,691    $  178,230
                                                     ==========    ==========    ==========
  Total assets set forth above.....................  $2,460,915    $2,689,015    $3,229,963
  Less intersegment advances.......................          --       (36,820)       (1,557)
                                                     ----------    ----------    ----------
          Total consolidated assets................  $2,460,915    $2,652,195    $3,228,406
                                                     ==========    ==========    ==========

            Dollar amounts in thousands except for amounts per share

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                           INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Assets:
  Cash and cash equivalents.................................  $       26    $       23
  Investment in subsidiaries, at cost plus equity in
     subsidiaries' undistributed earnings and unrealized
     appreciation:
     Wesco Holdings Midwest, Inc. and its wholly owned
      subsidiaries,
       Wes-FIC, KBS, CORT and Precision Steel...............   2,047,140     1,954,893
     MS Property............................................      15,933        15,600
  Other assets..............................................          23            14
                                                              ----------    ----------
                                                              $2,063,122    $1,970,530
                                                              ==========    ==========
Liabilities and shareholders' equity:
  Advances from subsidiaries................................  $   83,140    $   72,185
  Notes payable.............................................       1,035         1,035
  Income taxes payable, principally deferred................       1,888         1,912
  Other liabilities.........................................          25            26
                                                              ----------    ----------
          Total liabilities.................................      86,088        75,158
  Shareholders' equity (see consolidated balance sheet and
     statement of changes in shareholders' equity)..........   1,977,034     1,895,372
                                                              ----------    ----------
                                                              $2,063,122    $1,970,530
                                                              ==========    ==========

                              STATEMENT OF INCOME
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------    -------    -------
Revenues:
  Dividend and interest income.............................  $      1    $   675    $ 1,687
  Other....................................................        --         46         40
                                                             --------    -------    -------
                                                                    1        721      1,727
                                                             --------    -------    -------
Expenses:
  Interest.................................................     2,868      2,939      2,937
  General and administrative...............................       483        437        475
                                                             --------    -------    -------
                                                                3,351      3,376      3,412
                                                             --------    -------    -------
Loss before items shown below..............................    (3,350)    (2,655)    (1,685)
Income tax benefit.........................................     1,119      1,247      1,100
Equity in undistributed earnings of subsidiaries...........   924,701     55,551     72,388
                                                             --------    -------    -------
          Net income.......................................  $922,470    $54,143    $71,803
                                                             ========    =======    =======

          See notes to accompanying consolidated financial statements

                          WESCO FINANCIAL CORPORATION
                       SCHEDULE I -- CONDENSED FINANCIAL
                     INFORMATION OF REGISTRANT (CONTINUED)

                            STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2000         1999        1998
                                                         ---------    --------    --------
Cash flows from operating activities:
  Net income...........................................  $ 922,470    $ 54,143    $ 71,803
  Adjustments to reconcile net income with cash flows
     from operating activities --
     Decrease in income taxes payable currently........       (411)       (347)       (951)
     Equity in undistributed earnings of
       subsidiaries....................................   (924,701)    (55,551)    (72,388)
     Other, net........................................         --        (302)         58
                                                         ---------    --------    --------
          Net cash flows from operating activities.....     (2,642)     (2,057)     (1,478)
                                                         ---------    --------    --------

Cash flows from investing activities:
  Principal collections on loans, and other items......        377         475          75
                                                         ---------    --------    --------
          Net cash flows from investing activities.....        377         475          75
                                                         ---------    --------    --------

Cash flows from financing activities:
  Advances from subsidiaries, net......................     10,955      39,983       9,529
  Repayment of Notes due November 1, 1999..............         --     (30,000)         --
  Payment of cash dividends............................     (8,687)     (8,401)     (8,116)
                                                         ---------    --------    --------
          Net cash flows from financing activities.....      2,268       1,582       1,413
                                                         ---------    --------    --------

Increase in cash and cash equivalents..................          3          --          10
Cash and cash equivalents -- beginning of year.........         23          23          13
                                                         ---------    --------    --------
Cash and cash equivalents -- end of year...............  $      26    $     23    $     23
                                                         =========    ========    ========
Supplementary disclosures:
  Noncash investing activities --
     Investments contributed to subsidiary.............  $      --    $ 28,895    $ 54,627
                                                         =========    ========    ========

          See notes to accompanying consolidated financial statements

                           WESCO FINANCIAL CORPORATION
                          COMMISSION FILE NUMBER 1-4720
                              EXHIBITS TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000



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