Form 10-Q
period 2001-03-31
WESCO FINANCIAL CORP
filed 2001-05-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended   March 31, 2001    or
                                       ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________.


Commission file number 1-4720
                       ------


                           WESCO FINANCIAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                    DELAWARE                              95-2109453
       ------------------------------------------------------------------
       (State or Other Jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
    -------------------------------------------------------------------------
                    (Address of Principal Executives Offices)
                                   (Zip Code)

                                  626/585-6700
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

       ------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Las Report)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,119,807 as of May 2, 2001.

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



                                     WESCO  FINANCIAL CORPORATION



Date:    May 11, 2001                By: /s/ JEFFREY L. JACOBSON
      -----------------                  ------------------------------------
                                          Jeffrey L. Jacobson
                                          Vice President and Chief Financial
                                          Officer (principal financial officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001


                                      INDEX


                                                                              Page(s)
                                                                              -------
Condensed consolidated statement of income and retained earnings --
      three-month periods ended March 31, 2001 and March 31, 2000..............  4

Condensed consolidated balance sheet --
    March 31, 2001 and December 31, 2000.......................................  5

Condensed consolidated statement of cash flows -- three-month periods ended
    March 31, 2001 and March 31, 2000..........................................  6

Notes to condensed consolidated financial statements...........................  7-9

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                    ---------------------------
                                                                     March 31,        March 31,
                                                                       2001             2000
                                                                    -----------       ---------
Revenues:
   Sales and service revenues ...................................   $   120,531       $  64,087
   Insurance premiums earned ....................................         8,677           4,511
   Dividend and interest income .................................        19,855          11,997
   Realized net securities gains ................................            --         183,405
   Other ........................................................           788             748
                                                                    -----------       ---------
                                                                        149,851         264,748
                                                                    -----------       ---------
Costs and expenses:
   Cost of products and services sold ...........................        39,452          26,231
   Insurance losses, loss adjustment and underwriting expenses ..         7,179           4,246
   Selling, general and administrative expenses .................        69,200          30,139
   Interest expense .............................................         1,266             652
   Goodwill amortization ........................................         1,831             957
                                                                    -----------       ---------
                                                                        118,928          62,225
                                                                    -----------       ---------
Income before income taxes ......................................        30,923         202,523
Provision for income taxes ......................................       (11,106)        (69,811)
                                                                    -----------       ---------
   Net income ...................................................        19,817         132,712

Retained earnings -- beginning of period ........................     1,466,126         552,343
Cash dividends declared and paid ................................        (2,242)         (2,172)
                                                                    -----------       ---------

    Retained earnings -- end of period ..........................   $ 1,483,701       $ 682,883
                                                                    ===========       =========

Amounts per capital share based on 7,119,807 shares
    outstanding throughout each period:
        Net income ..............................................   $      2.78       $   18.64
                                                                    ===========       =========
       Cash dividends ...........................................   $      .315       $    .305
                                                                    ===========       =========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                             March 31,       Dec. 31,
                                                               2001            2000
                                                            ----------      ----------
                                     ASSETS

Cash and cash equivalents ...............................   $  391,393      $  153,810
Investments:
  Securities with fixed maturities ......................      636,677         839,683
  Marketable equity securities ..........................      655,681         833,937
Rental furniture ........................................      251,156         244,847
Goodwill of acquired businesses .........................      268,264         260,037
Other assets ............................................      136,372         128,601
                                                            ----------      ----------

                                                            $2,339,543      $2,460,915
                                                            ==========      ==========


                      LIABILITIES AND SHAREHOLDERS" EQUITY

Insurance losses and loss adjustment expenses ...........   $   43,026      $   39,959
Deferred furniture rental income and security deposits ..       29,087          27,669
Notes payable ...........................................       95,535          56,035
Income taxes payable, principally deferred ..............      233,681         305,175
Other liabilities .......................................       57,001          55,043
                                                            ----------      ----------

  Total liabilities .....................................      458,330         483,881
                                                            ----------      ----------

Shareholders" equity:
  Capital stock and capital in excess of par value ......       30,439          30,439
  Unrealized appreciation of investments, net of taxes ..      367,073         480,469
  Retained earnings .....................................    1,483,701       1,466,126
                                                            ----------      ----------

   Total shareholders" equity ...........................    1,881,213       1,977,034
                                                            ----------      ----------

                                                            $2,339,543      $2,460,915
                                                            ==========      ==========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                              Three Months Ended
                                                                          -------------------------
                                                                          March 31,       March 31,
                                                                             2001            2000
                                                                          ---------       ---------
Cash flows from operating activities, net .............................   $  35,907       $  12,570
                                                                          ---------       ---------

Cash flows from investing activities:

  Maturities of investments ...........................................     208,838           2,500
  Sales of investments ................................................          --         484,555
  Purchases of investments ............................................      (2,044)        (55,873)
  Acquisition of business, net of cash and cash equivalents acquired ..     (16,470)       (380,460)
  Purchases of rental furniture .......................................     (24,852)         (9,383)
  Other, net ..........................................................      (1,054)         (3,334)
                                                                          ---------       ---------

      Net cash flows from investing activities ........................     164,418          38,005
                                                                          ---------       ---------

Cash flows from financing activities:
  Net borrowings (repayments) of notes ................................      39,500          (5,700)
  Payment of cash dividends ...........................................      (2,242)         (2,172)
                                                                          ---------       ---------

      Net cash flows from financing activities ........................      37,258          (7,872)
                                                                          ---------       ---------


Increase in cash and cash equivalents .................................     237,583          42,703

Cash and cash equivalents -- beginning of period ......................     153,810          66,331
                                                                          ---------       ---------

Cash and cash equivalents -- end of period ............................   $ 391,393       $ 109,034
                                                                          =========       =========


Supplementary information:
   Interest paid during period ........................................   $   1,161       $   1,313
   Income taxes paid, net, during period ..............................      21,394          18,510
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


Note 2

Reference is made to the following financial information deemed generally applicable to the condensed consolidated financial statements: (1) the notes to Wesco"s consolidated financial statements appearing on pages 34 through 41 of its 2000 Form 10-K Annual Report, and (2) the audited consolidated financial statements of CORT, attached as Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000.


Note 3

In late February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT's accounts included in the condensed consolidated financial statements as of the date of acquisition.

The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the quarter ended March 31, 2000 as if CORT had been acquired on January 1, 2000. It reflects (1) elimination of estimated income that would have been earned during the period on investments liquidated in 2000 to fund most of the purchase had been liquidated on January 1, 2000, (2) inclusion of interest expense throughout the period as if line-of-credit borrowings to fund a portion of the purchase had been made at the beginning of the year, and (3) amortization of the excess of purchase price over fair value of identified net assets acquired (goodwill) over 40 years beginning January 1, 2000.

                                                                  Three Months
                                                                     Ended
                                                                    March 31,
                                                                      2000
                                                                  ------------
Sales and service revenues.....................................     $114,314
Total revenues.................................................      309,458
Net income.....................................................      133,755
  Per capital share............................................        18.79
                                                                    ========

Note 4

Following is a summary of securities with fixed maturities:

                                    March 31, 2001             December 31, 2000
                                ----------------------      -----------------------
                                          Quoted Market               Quoted Market
                                Amortized    (Carrying)     Amortized    (Carrying)
                                  Cost          Value         Cost          Value
                                ---------    ---------      ---------    ----------
Mortgage-backed securities ..   $588,312      $603,936      $635,173      $647,210
Other .......................     32,697        32,741       192,495       192,473
                                --------      --------      --------      --------

                                $621,009      $636,677      $827,668      $839,683
                                ========      ========      ========      ========

Following is a summary of marketable equity securities (all common stocks):

                                    March 31, 2001             December 31, 2000
                                ----------------------      -----------------------
                                          Quoted Market               Quoted Market
                                             (Carrying)                  (Carrying)
                                  Cost          Value         Cost          Value
                                ---------    ---------      ---------    ----------
The Coca-Cola Company .......   $ 40,761      $325,405      $ 40,761      $439,095
The Gillette Company ........     40,000       199,488        40,000       231,200
Other .......................     27,020       130,788        27,020       163,642
                                --------      --------      --------      --------

                                $107,781      $655,681      $107,781      $833,937
                                ========      ========      ========      ========

Note 5

The following table sets forth Wesco's consolidated comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2000:

                                                                 Three Months Ended
                                                           -----------------------------
                                                            March 31,         March 31,
                                                               2001              2000
                                                           -----------       -----------
Net income .............................................   $    19,817       $   132,712
Decrease in unrealized appreciation of  investments,
     net of income tax effect of $61,286 and $62,311 ...      (113,396)         (115,538)
Reversal of unrealized appreciation upon inclusion of
    realized net gains in net income ...................            --          (119,213)
                                                           -----------       -----------
Comprehensive loss .....................................   $   (93,579)      $  (102,039)
                                                           ===========       ===========

Note 6

Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):

                                                                 Three Months Ended
                                                           -----------------------------
                                                            March 31,         March 31,
                                                               2001              2000
                                                           -----------       -----------
Insurance segment:
  Revenues .............................................   $    28,280       $    16,373
  Net income ...........................................        14,279             9,407
  Assets at end of period ..............................     1,672,162         2,026,077
                                                           ===========       ===========

Furniture rental segment:
  Revenues .............................................   $   105,958       $    46,050
  Net income ...........................................         6,775             4,197
  Assets at end of period ..............................       347,564           305,041
                                                           ===========       ===========

Industrial segment:
  Revenues .............................................   $    14,578       $    18,074
  Net income ...........................................           283               707
  Assets at end of period ..............................        22,828            28,078
                                                           ===========       ===========

Goodwill of acquired businesses:
    Amortization, net of income taxes ..................   $    (1,677)      $      (914)
    Assets at end of period ............................       268,264           262,878
                                                           ===========       ===========

Realized net securities gains:
    Before taxes (included in revenues) ................   $        --       $   183,405
    After taxes (included net income) ..................            --           119,212
                                                           ===========       ===========

Other items unrelated to business segments:
  Revenues .............................................   $     1,035       $       846
  Net income ...........................................           157               103
  Assets at end of period ..............................        28,725            24,171
                                                           ===========       ===========

Consolidated totals:
  Revenues .............................................   $   149,851       $   264,748
  Net income ...........................................        19,817           132,712
  Assets at end of period ..............................     2,339,543         2,646,245
                                                           ===========       ===========

                           WESCO FINANCIAL CORPORATION

                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Reference is made to management's discussion and analysis of Wesco's consolidated financial condition and results of operations appearing on pages 18 through 26 of its 2000 Form 10-K Annual Report and to Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion.


FINANCIAL CONDITION

       Wesco's shareholders' equity at March 31, 2001 was approximately $1.9 billion ($264 per share). Of this amount, 20% represented unrealized appreciation of securities, which could differ substantially from gains ultimately realized. Wesco's management continues to believe that the Wesco group has adequate liquidity and financial strength to minimize any downturn in its fortunes.


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

                                                        Three Months Ended
                                                     ------------------------
                                                     March 31,      March 31,
                                                       2001           2000
                                                     ---------      ---------
Insurance segment ................................   $ 14,279       $   9,407
Furniture rental segment .........................      6,775           4,197
Industrial segment ...............................        283             707
Unrelated to business segment operations -
   Goodwill amortization .........................     (1,677)           (914)
   Other nonsegment items ........................        157             103
                                                     --------       ---------
        Income before realized securities gains ..     19,817          13,500
    Realized net securities gains ................         --         119,212
                                                     --------       ---------
       Consolidated net income ...................   $ 19,817       $ 132,712
                                                     ========       =========

Insurance Segment

      The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income (in thousands):

                                                         Three Months Ended
                                                    ---------------------------
                                                    March 31,          March 31,
                                                      2001               2000
                                                    ---------          --------
Premiums written ............................       $ 10,632           $  7,040
                                                    ========           ========
Premiums earned .............................       $  8,677           $  4,511
                                                    ========           ========
Underwriting gain ...........................       $  1,498           $    264
Dividend and interest income ................         19,603             11,862
                                                    --------           --------
Income before income taxes ..................         21,101             12,126
Income tax provision ........................         (6,822)            (2,719)
                                                    --------           --------
Segment net income ..........................       $ 14,279           $  9,407
                                                    ========           ========

      Premiums written for the first quarters of 2001 and 2000 included $5.7 million and $2.7 million attributed to Wes-FIC. The remainder in each quarter was attributable to KBS. The increase in Wes-FIC's premiums written for the first quarter of 2001 was attributed principally to its ongoing participation in a three-year arrangement for reinsurance of certain property and casualty exposure ceded by a large, unaffiliated insurer.

      Earned premiums for the first quarters of 2001 and 2000 included $4.5 million and $.5 million attributable to Wes-FIC. The balance for each period was attributed to KBS. The increase in Wes-FIC's earned premiums for the current period related mainly to the reinsurance participation described in the preceding paragraph.

        The underwriting gains reported for the quarters ended March 31, 2001 and 2000 were attributable to the profitable underwriting results of KBS. The improvement in underwriting gain for the first quarter of 2001 from the comparable prior year figure resulted mainly from a decrease in losses incurred by KBS. KBS's reinsurance program was restructured effective January 1, 1998 in an effort to improve operating results over the long term in return for greater short-term volatility.

      The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.


Furniture Rental Segment

      The furniture rental segment consists of CORT Business Services Corporation ("CORT"), which was acquired in late February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). Following is a summary of CORT's operating results for the quarter ended March 31, 2001. For comparison, we also present (1) unaudited data for the entire quarter ended March 31, 2000, excluding items not classified as segment-related by Wesco -- goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto, and (2) data included in Wesco's consolidated results from late February to March 31, 2000. (Amounts are in thousands.)

                                           Three Months Ended            Late
                                        -------------------------     February to
                                        March 31,       March 31,      March 31,
                                          2001            2000           2000
                                        ---------       --------      -----------
Revenues:
    Furniture rentals ...............   $  88,895       $ 81,052       $ 38,443
    Furniture sales .................      17,063         15,224          7,607
                                        ---------       --------       --------
         Total revenues .............   $ 105,958       $ 96,276       $ 46,050
                                        =========       ========       ========
Income before income taxes ..........   $  10,976       $ 13,637       $  6,684
Income tax provision ................      (4,201)        (5,353)        (2,487)
                                        ---------       --------       --------
Segment net income ..................   $   6,775       $  8,284       $  4,197
                                        =========       ========       ========

         CORT's revenues for the first quarter of 2001 increased $9.7 million, or 10.1%, over those reported for the comparable 2000 period. Rental revenues before the impact of acquisitions, trade show operations and a significant, short-term contract with the U. S. Bureau of the Census, increased approximately 11%. CORT's management attributes this increase in core rental revenues to the combination of growth in the number of furniture leases outstanding and an increase in average revenue per lease. CORT has noted, however, that the rate of growth of new orders is continuing to decline, reflecting changing economic conditions. Furniture sales revenues increased approximately 12.1% for the current quarter as a result of CORT's ongoing efforts to maintain the quality of its rental furniture.

         Income before income taxes for the quarter has decreased to 10.4% of revenue in 2001 compared to 14.1% of revenue in 2000. This decrease was due mainly to rising expenses associated with employee compensation.


Industrial Segment

      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                                         Three Months Ended
                                                      -------------------------
                                                      March 31,        March 31,
                                                        2001             2000
                                                      --------         --------
Revenues, principally sales and services ........     $ 14,578         $ 18,074
                                                      ========         ========
Income before income taxes ......................     $    468         $  1,175
Income tax provision ............................         (185)            (468)
                                                      --------         --------
Segment net income ..............................     $    283         $    707
                                                      ========         ========

      Revenues of Precision Steel's businesses for the first quarter of 2001 decreased $3.5 million, or approximately 19 percent, from those reported for the first quarter of 2000. Pounds of steel products sold decreased about 26 percent. Precision Steel's management attributes the decline in sales volume principally to a slowdown in the manufacturing sector of the economy coupled with increasing competitive pressures above the extremely competitive pressures already existing at the end of 2000.

      Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 81.1% for the first quarter of 2001 versus 80.2% for the comparable period last year. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.


Unrelated to Business Segment Operations

      Set forth below is a summary of items increasing (decreasing) Wesco's consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments (in thousands):

                                                               Three Months Ended
                                                            ------------------------
                                                            March 31,      March 31,
                                                              2001            2000
                                                            ---------      ---------
Goodwill amortization, before income tax effect ..........   $(1,831)      $   (957)
Income tax benefit .......................................       154             43
                                                             -------       --------
    Goodwill amortization ................................   $(1,677)      $   (914)
                                                             =======       ========

Realized net securities gains, before income tax effect ..   $    --       $183,405
Income tax provision .....................................        --        (64,193)
                                                             -------       --------
    Realized net securities gains ........................   $    --       $119,212
                                                             =======       ========

Other non-segment items, net, before income tax effect ...   $   211       $    131
Income tax (provision) benefit ...........................       (54)           (28)
                                                             -------       --------
                                                             $   157       $    103
                                                             =======       ========

        The increase in first quarter amortization of goodwill was due principally to the inclusion of a full three months' amortization of CORT goodwill in 2001, versus less than two months' in 2000; CORT was acquired in late February 2000. Goodwill amortization for 2001 also reflects the effects of acquisitions made by CORT following its purchase by Wesco.

        Realized gains and losses on the Wesco group's investments have fluctuated in amount from period to period, sometimes impacting net income significantly. However, the amounts and timing of these realizations have no predictive or practical analytical value.

        Although there were no realized securities gains or losses in the first quarter of 2001, Wesco's consolidated earnings for the first three months of 2000 included realized net gains of $119.2 million, after income taxes. The gains reported for 2000, although material in relation to Wesco's quarterly earnings, had only a minor impact on its shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of shareholders' equity in prior accounting periods.

        Other non-segment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by interest and other expenses.

                                    * * * * *

        Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.9% and 34.5% for the quarters ended March 31, 2001 and March 31, 2000.

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


                                                                    May 11, 2001


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549


Re: File No. 1-4720


Gentlemen:

        Enclosed is an electronic version of our Form 10-Q for the quarter ended March 31, 2001.




                                          Very truly yours,

                                          WESCO FINANCIAL CORPORATION


                                          Jeffrey L. Jacobson
                                          Vice President and
                                          Chief Financial Officer