Form 10-Q
period 2001-06-30
WESCO FINANCIAL CORP
filed 2001-08-14
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2001 or

[ ]	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-2109453

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901

(Address of Principal Executives Offices)
(Zip Code)

626/585-6700

(Registrant“s Telephone Number, Including Area Code)

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

Yes  [   ]    No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer“s classes of common stock, as of the latest practicable date.  7,119,807 as of August 10, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements of Wesco Financial Corporation (“Wesco”), listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 11 through 15.

Item 4. Submission of Matters to a Vote of Security-Holders

Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 2, 2001, at which meeting the shareholders reelected all of its Directors:

	Favorable	Votes
Name	Votes	Withheld

Charles T. Munger	6,893,520	42,813

Robert H. Bird	6,893,831	37,502

Carolyn H. Carlburg	6,926,060	10,273

Robert E. Denham	6,926,721	9,582

James N. Gamble	6,929,606	6,727

Elizabeth Caspers Peters	6,924,739	11,594

David K. Robinson	6,926,606	9,727

There were no abstentions or broker non-votes. No other matters were voted upon at the meeting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — None

(b)	Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date: August 10, 2001	By:

Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)

WESCO FINANCIAL CORPORATION
FINANCIAL STATEMENTS FILED WITH FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2001

INDEX

Page(s)

Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2001 and June 30, 2000	4

Condensed consolidated balance sheet — June 30, 2001 and December 31, 2000	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2001 and June 30, 2000	6

Notes to condensed consolidated financial statements	7-10

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues:

Sales and service revenues	$116,203	$120,560	$236,734	$184,647

Insurance premiums earned	8,900	5,335	17,577	9,846

Dividend and interest income	18,174	13,191	38,029	25,188

Realized net securities gains	—	430,322	—	613,727

Other	783	794	1,571	1,542

	144,060	570,202	293,911	834,950

Costs and expenses:

Cost of products and services sold	36,955	39,574	76,407	65,805

Insurance losses, loss adjustment and underwriting expenses	7,257	4,356	14,436	8,602

Selling, general and administrative expenses	73,328	64,674	142,528	94,813

Interest expense	1,447	1,383	2,713	2,035

Goodwill amortization	1,878	1,786	3,709	2,743

	120,865	111,773	239,793	173,998

Income before income taxes	23,195	458,429	54,118	660,952

Provision for income taxes	(8,089)	(160,348)	(19,195)	(230,159)

Net income	15,106	298,081	34,923	430,793

Retained earnings — beginning of period	1,483,701	682,883	1,466,126	552,343

Cash dividends declared and paid	(2,243)	(2,172)	(4,485)	(4,344)

Retained earnings — end of period	$1,496,564	$978,792	$1,496,564	$978,792

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:

Net income	$2.12	$41.87	$4.90	$60.51

Cash dividends	$.315	$.305	$.630	$.610

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2001	2000

ASSETS

Cash and cash equivalents	$289,345	$153,810

Investments:

Securities with fixed maturities	724,432	839,683

Marketable equity securities	632,613	833,937

Rental furniture, net	242,693	244,847

Goodwill of acquired businesses, net	267,265	260,037

Other assets	137,327	128,601

	$2,293,675	$2,460,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses	$45,600	$39,959

Deferred furniture rental income and security deposits	26,734	27,669

Notes payable	76,268	56,035

Income taxes payable, principally deferred	210,706	305,175

Other liabilities	57,147	55,043

Total liabilities	416,455	483,881

Shareholders’ equity:

Capital stock and capital in excess of par value	30,439	30,439

Unrealized appreciation of investments, net of taxes	350,217	480,469

Retained earnings	1,496,564	1,466,126

Total shareholders’ equity	1,877,220	1,977,034

	$2,293,675	$2,460,915

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities, net	$64,034	$(136,717)

Cash flows from investing activities:

Maturities of investments	366,653	932,893

Sales of investments	—	5,505

Purchases of investments	(251,474)	(270,309)

Acquisition of businesses, net of cash and cash equivalents acquired	(16,514)	(380,460)

Purchases of rental furniture	(40,561)	(48,070)

Other, net	(2,218)	(2,172)

Net cash flows from investing activities	55,886	237,387

Cash flows from financing activities:

Net borrowings (repayments) of notes	20,100	13,700

Payment of cash dividends	(4,485)	(4,344)

Net cash flows from financing activities	15,615	9,356

Increase in cash and cash equivalents	135,535	110,026

Cash and cash equivalents — beginning of period	153,810	66,331

Cash and cash equivalents — end of period	$289,345	$176,357

Supplementary information:

Interest paid during period	$2,559	$1,980

Income taxes paid, net, during period	$43,461	$220,604

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

Note 1

     The condensed consolidated financial statements include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries, including CORT Business Services, Inc. (“CORT”), acquired in the first quarter of 2000 (see Note 3). In the opinion of management, all adjustments necessary to a fair statement of the consolidated results of operations (consisting only of normal recurring accruals) are reflected in such statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which changes the current accounting model that requires amortization of intangible assets, supplemented by impairment tests to determine whether such assets have become permanently impaired, to an accounting model that continues to require impairment tests to determine whether permanent impairment exists but no longer calls for amortization except for intangible assets with finite lives. The provisions of SFAS No. 142 will generally be effective for Wesco at the beginning of 2002. Although Wesco has not completed its assessment of this new accounting standard, its management believes that its implementation may have a material effect on Wesco's consolidated earnings beginning in 2002 and on the comparability of such earnings with those of prior periods.

Note 2

     Reference is made to the following financial information deemed generally applicable to the condensed consolidated financial statements: (1) the notes to Wesco’s consolidated financial statements appearing on pages 34 through 41 of its 2000 Form 10-K Annual Report, and (2) the audited consolidated financial statements of CORT, attached as Exhibit 99 to Wesco’s Form 8-K/A filed April 28, 2000.

Note 3

     In late February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT’s accounts included in the condensed consolidated financial statements as of the date of acquisition.

     The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the six months ended June 30, 2000 as if CORT had been acquired on January 1, 2000. It reflects (1) elimination of estimated income that would have been earned during the period if investments liquidated in 2000 to fund most of the purchase had been liquidated on January 1, 2000, (2) inclusion of interest expense throughout the period as if line-of-credit borrowings to fund a portion of the purchase had been made on January 1, 2000, and (3) amortization of the excess of purchase price over fair value of identified net assets acquired (goodwill) over 40 years beginning January 1, 2000.

Six Months
Ended
June 30,
2000

Sales and service revenues	$234,874

Total revenues	874,143

Net income	428,523

Per Wesco capital share	60.19

Note 4

     Following is a summary of securities with fixed maturities:

	June 30, 2001		December 31, 2000

		Quoted Market		Quoted Market

	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage—backed securities	$703,810	$716,662	$635,173	$647,210

Other	7,737	7,770	192,495	192,473

	$711,547	$724,432	$827,668	$839,683

     Following is a summary of marketable equity securities (all common stocks):

	June 30, 2001		December 31, 2000

		Quoted Market		Quoted Market

		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$324,252	$40,761	$439,095

The Gillette Company	40,000	185,536	40,000	231,200

Other	27,020	122,825	27,020	163,642

	$107,781	$632,613	$107,781	$833,937

Note 5

     The following table sets forth Wesco’s consolidated comprehensive income (loss) for the three- and six-month periods ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income	$15,106	$298,081	$34,923	$430,793

Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $8,996, ($12,142), $70,203 and $50,169	(16,855)	22,812	(130,252)	(92,727)

Reversal of unrealized appreciation upon inclusion of realized net gains in net income, net of income tax effect of $0, $150,613, $0 and $214,805	—	(279,710)	—	(398,922)

Comprehensive income (loss)	$(1,749)	$41,183	$ (95,329)	$ (60,856)

Note 6

     Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2001

Insurance segment:

Revenues	$26,768	$18,403	$55,048	$34,776

Net income	13,270	10,325	27,549	19,732

Assets at end of period	1,649,643	1,881,982	1,649,643	1,881,982

Furniture rental segment:

Revenues	$103,960	$103,323	$209,918	$149,373

Net income	3,494	9,073	10,269	13,270

Assets at end of period	331,146	329,269	331,146	329,269

Industrial segment:

Revenues	$12,232	$17,271	$26,810	$35,345

Net income	(8)	555	275	1,262

Assets at end of period	21,326	27,055	21,326	27,055

Goodwill of acquired businesses:

Amortization, net of income taxes	$(1,707)	$(1,658)	$(3,384)	$(2,572)

Assets at end of period	267,265	260,926	267,265	260,926

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2001

Realized net securities gains:

Before taxes (included in revenues)	$—	$430,322	$—	$613,727

After taxes (included in net income)	—	279,710	—	398,922

Other items unrelated to business segments:

Revenues	$1,100	$883	$2,135	$1,729

Net income	57	76	214	179

Assets at end of period	24,295	21,011	24,295	21,011

Consolidated totals:

Revenues	$144,060	$570,202	$293,911	$834,950

Net income	15,106	298,081	34,923	430,793

Assets at end of period	2,293,675	2,520,243	2,293,675	2,520,243

WESCO FINANCIAL CORPORATION
MANAGEMENT“S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to management’s discussion and analysis of Wesco’s consolidated financial condition and results of operations appearing on pages 18 through 26 of its 2000 Form 10-K Annual Report and to Exhibit 99 to Wesco’s Form 8-K/A filed April 28, 2000 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such information.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at June 30, 2001 was approximately $1.9 billion ($264 per share). Of this amount, 19% represented unrealized appreciation of securities, which could differ substantially from gains ultimately realized. Wesco’s management continues to believe that the Wesco group has adequate liquidity and financial strength to minimize any downturn in its fortunes.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net securities gains and goodwill amortization are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Insurance segment	$13,270	$10,325	$27,549	$19,732

Furniture rental segment	3,494	9,073	10,269	13,270

Industrial segment	(8)	555	275	1,262

Unrelated to business segment operations —

Goodwill amortization	(1,707)	(1,658)	(3,384)	(2,572)

Other nonsegment items	57	76	214	179

Income before realized securities gains	15,106	18,371	34,923	31,871

Realized net securities gains	—	279,710	—	398,922

Consolidated net income	$15,106	$298,081	$34,923	$430,793

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Premiums written	$9,260	$8,446	$19,892	$15,486

Premiums earned	$8,900	$5,335	$17,577	$9,846

Underwriting gain	$1,643	$980	$3,141	$1,244

Dividend and interest income	17,868	13,068	37,471	24,930

Income before income taxes	19,511	14,048	40,612	26,174

Income tax provision	(6,241)	(3,723)	(13,063)	(6,442)

Segment net income	$13,270	$10,325	$27,549	$19,732

     Premiums written for the first six months of 2001 included $10.6 million attributable to Wes-FIC and $9.3 million attributable to KBS. Of those amounts, $4.9 million and $4.4 million were written in the second quarter, respectively. Premiums written for the first six months of 2000 included $6.8 million attributable to Wes-FIC and $8.7 million attributable to KBS. Of those amounts, $4.0 million and $4.4 million were written in the second quarter, respectively. The increase in Wes-FIC’s premiums written in 2001 was attributable principally to its ongoing participation in a three-year arrangement for the reinsurance of certain property and casualty exposure ceded by a large, unaffiliated insurer.

     Earned premiums for the second quarter and first six months of 2001 included $4.5 million and $9.0 million attributable to Wes-FIC, versus $1.3 million and $1.8 million attributable to Wes-FIC for the comparable periods of 2000. The remainder in each period was attributable to KBS. The increase in Wes-FIC’s earned premiums in 2001 related mainly to the reinsurance participation described in the preceding paragraph.

     The underwriting gains reported for the 2001 and 2000 periods were attributable to the profitable underwriting results of KBS. The improvement in underwriting results in 2001 was due mainly to a decrease in losses incurred by KBS. KBS’s reinsurance program was restructured effective January 1, 1998 in an effort to improve operating results over the long term in return for greater short-term volatility.

     The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”), which was acquired in late February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). Following is a summary of CORT’s operating results for the second quarters of 2001 and 2000, and first six months of 2001. For comparison, we also present (1) unaudited data for the entire six-month period ended June 30, 2000, excluding items not classified as segment-related by Wesco — goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto, and (2) data included in Wesco’s consolidated results from late February to June 30, 2000. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended		Late
					February to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000	2000

Revenues:

Furniture rentals	$86,902	$88,241	$175,797	$169,294	$126,684

Furniture sales	17,058	15,082	34,121	30,306	22,689

Total revenues	$103,960	$103,323	$209,918	$199,600	$149,373

Income before income taxes	$5,497	$14,806	$16,473	$28,667	$21,490

Income tax provision	(2,003)	(5,733)	(6,204)	(11,129)	(8,220)

Segment net income	$3,494	$9,073	$10,269	$17,538	$13,270

     CORT’s furniture rental revenues for the first six months of 2001 increased 3.8% over those reported for the entire first half of 2000, but declined 1.5% for the second quarter. Excluding rental revenues from recently acquired locations, trade show operations and a significant, short-term contract in 2000 with the U. S. Bureau of the Census, core rental revenues were up 5.5% for the same first half comparison, but up only 0.4% for the second quarter. CORT’s management notes that both the number of leases outstanding and the average revenue per lease were declining by the end of 2001’s second quarter due to the continued weakness of the economy. Furniture sales revenues increased approximately 12.6% for the first six months and 13.1% for the second quarter of 2001, reflecting CORT’s ongoing efforts to control rental furniture levels while maintaining showroom quality.

     Income before income taxes decreased to 5.3% of total revenues for the second quarter of 2001 from 14.3% for the second quarter of 2000. Income before income taxes decreased to 7.8% of total revenues for the first six months of 2001 from 14.4% for the first half of 2000. These decreases were due not only to reductions in gross profit resulting from the decline in rental revenues but also to unfavorable operating expense comparisons, particularly in the employee compensation category. CORT’s management has indicated that it is taking aggressive measures to reduce expenses in an effort to maintain CORT’s profitability.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues, principally sales and services	$12,232	$17,271	$26,810	$35,345

Income before income taxes	$20	$919	$488	$2,094

Income tax provision	(28)	(364)	(213)	(832)

Segment net income (loss)	$(8)	$555	$275	$1,262

     Revenues of Precision Steel’s businesses for the second quarter and first six months of 2001 decreased $5.0 million and $8.5 million, or approximately 29% and 24%, from the corresponding 2000 figures. Pounds of steel products sold decreased by approximately 33% and 29%, respectively. Precision Steel’s management attributes the decline in sales volume principally to deteriorating activity in the manufacturing sector of the economy coupled with increasing competitive pressures.

     Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 81.6% and 80.9% for the second quarters of 2001 and 2000, and 81.3% and 80.5% for the corresponding six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Goodwill amortization, before income tax effect	$(1,878)	$(1,786)	$(3,709)	$(2,743)

Income tax benefit	171	128	325	171

Goodwill amortization	$(1,707)	$(1,658)	$(3,384)	$(2,572)

Realized net securities gains, before income tax effect	$—	$430,322	$—	$613,727

Income tax provision	—	(150,612)	—	(214,805)

Realized net securities gains	$—	$279,710	$—	$398,922

Other nonsegment items, net, before income tax effect	$43	$80	$254	$211

Income tax (provision) benefit	14	(4)	(40)	(32)

	$57	$76	$214	$179

     Goodwill relates to the acquisitions of CORT and KBS, as well as smaller entities acquired by CORT following its purchase by Wesco in February 2000. The increase in amortization of goodwill for the six months ended June 30, 2001 was due principally to the inclusion of a full six months’ amortization of CORT goodwill in 2001, versus less than five months’ in 2000.

     Realized gains and losses on the Wesco group’s investments have fluctuated in amount from period to period, sometimes impacting net income significantly. However, the amounts and timing of these realizations have no predictive or practical analytical value.

     Although there were no realized securities gains or losses in the first six months of 2001, Wesco’s consolidated earnings for the first six months of 2000 included realized net gains of $398.9 million, after income taxes, including $279.7 million realized in the second quarter. The gains realized in 2000, although material in relation to Wesco’s earnings, had only a minor impact on its shareholders’ equity: Wesco’s investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of shareholders’ equity in prior accounting periods.

     Other non-segment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by interest and other expenses.

*    *    *    *    *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 34.9% and 35.0% for the quarters ended June 30, 2001 and June 30, 2000, and 35.5% and 34.8% for the six-month periods then ended.

     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items such as the acquisition of CORT in February 2000 (see Note 3 to the accompanying condensed consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC’s entry into the super-catastrophe reinsurance business several years ago and, to a lesser degree, the restructuring of KBS’s reinsurance program in 1998.

     Shareholders’ equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in net income.

FORWARD-LOOKING STATEMENTS

     Certain written or oral representations of management stated herein or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur.