Form 10-Q
period 2001-09-30
WESCO FINANCIAL CORP
filed 2001-11-14
CIK 105729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Quarterly period ended   September 30, 2001 or

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________


Commission file number 1-4720


                           WESCO FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                 DELAWARE                                  95-2109453
     (State or Other Jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901
--------------------------------------------------------------------------------
                    (Address of Principal Executives Offices)
                                   (Zip Code)

                                  626/585-6700
                                ----------------
              (Registrant"s Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date. 7,119,807 as of November 10, 2001

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            The condensed consolidated financial statements of Wesco Financial Corporation ("Wesco"), listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations.

               See pages 11 through 16.



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

                                       WESCO FINANCIAL CORPORATION



Date:   November 12, 2001              By:  /s/ Jeffrey L. Jacobson
      ---------------------                -------------------------------------
                                            Jeffrey L. Jacobson
                                            Vice President and Chief Financial
                                            Officer principal financial and
                                            accounting officer)

                           WESCO FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS FILED WITH FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



                                                                                      Page(s)
                                                                                      -------
Condensed consolidated statement of income and retained earnings --
    three- and nine-month periods ended September 30, 2001 and
    September 30, 2000................................................................    4

Condensed consolidated balance sheet --
    September 30, 2001 and December 31, 2000..........................................    5

Condensed consolidated statement of cash flows --
    nine-month periods ended September 30, 2001 and September 30, 2000................    6

Notes to condensed consolidated financial statements..................................   7-10

                           WESCO FINANCIAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                          INCOME AND RETAINED EARNINGS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)


                                                                         Three Months Ended                Nine Months Ended
                                                                   ----------------------------      ----------------------------
                                                                    Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                                       2001             2000             2001             2000
                                                                   -----------      -----------      -----------      -----------
Revenues:
   Sales and service revenues ...................................  $   109,009      $   125,210      $   345,743      $   309,857
   Insurance premiums earned ....................................        9,703            6,418           27,280           16,264
   Dividend and interest income .................................       17,362           14,441           55,391           39,629
   Realized net securities gains ................................           --          653,407               --        1,267,134
   Other ........................................................          835              771            2,406            2,313
                                                                   -----------      -----------      -----------      -----------
                                                                       136,909          800,247          430,820        1,635,197
                                                                   -----------      -----------      -----------      -----------
Costs and expenses:
   Cost of products and services sold ...........................       35,423           41,951          111,830          107,756
   Insurance losses, loss adjustment and underwriting expenses ..       18,908            6,440           33,344           15,042
   Selling, general and administrative expenses .................       68,697           66,299          211,225          161,112
   Interest expense .............................................          843            1,658            3,556            3,693
   Goodwill amortization ........................................        1,884            1,796            5,593            4,539
                                                                   -----------      -----------      -----------      -----------
                                                                       125,755          118,144          365,548          292,142
                                                                   -----------      -----------      -----------      -----------

Income before income taxes ......................................       11,154          682,103           65,272        1,343,055
Income tax (provision) benefit ..................................           37         (238,917)         (19,158)        (469,076)
                                                                   -----------      -----------      -----------      -----------

   Net income ...................................................       11,191          443,186           46,114          873,979

Retained earnings -- beginning of period ........................    1,496,564          978,792        1,466,126          552,343
Cash dividends declared and paid ................................       (2,243)          (2,172)          (6,728)          (6,516)
                                                                   -----------      -----------      -----------      -----------

   Retained earnings -- end of period ...........................  $ 1,505,512      $ 1,419,806      $ 1,505,512      $ 1,419,806
                                                                   ===========      ===========      ===========      ===========

Amounts per capital share based on 7,119,807 shares
    outstanding throughout each period:
        Net income ..............................................  $      1.57      $     62.24      $      6.47      $    122.75
                                                                   ===========      ===========      ===========      ===========
        Cash dividends ..........................................  $      .315      $      .305      $      .945      $      .915
                                                                   ===========      ===========      ===========      ===========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                             Sept. 30,       Dec. 31,
                                                               2001            2000
                                                            ----------      ----------
                                     ASSETS

Cash and cash equivalents ...............................   $  358,062      $  153,810
Investments:
  Securities with fixed maturities ......................      696,394         839,683
  Marketable equity securities ..........................      630,179         833,937
Rental furniture, net ...................................      230,121         244,847
Goodwill of acquired businesses, net ....................      265,806         260,037
Other assets ............................................      130,855         128,601
                                                            ----------      ----------

                                                            $2,311,417      $2,460,915
                                                            ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance losses and loss adjustment expenses ...........   $   58,292      $   39,959
Deferred furniture rental income and security deposits ..       23,980          27,669
Notes payable ...........................................       60,435          56,035
Income taxes payable, principally deferred ..............      216,628         305,175
Other liabilities .......................................       61,412          55,043
                                                            ----------      ----------

  Total liabilities .....................................      420,747         483,881
                                                            ----------      ----------

Shareholders' equity:
  Capital stock and capital in excess of par value ......       30,439          30,439
  Unrealized appreciation of investments, net of taxes ..      354,719         480,469
  Retained earnings .....................................    1,505,512       1,466,126
                                                            ----------      ----------

   Total shareholders' equity ...........................    1,890,670       1,977,034
                                                            ----------      ----------

                                                            $2,311,417      $2,460,915
                                                            ==========      ==========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                 Nine Months Ended
                                                                            ---------------------------
                                                                            Sept. 30,        Sept. 30,
                                                                               2001             2000
                                                                            ---------       -----------
Cash flows from operating activities, net ...............................   $ 126,074       $  (346,797)
                                                                            ---------       -----------

Cash flows from investing activities:

  Sales and maturities of investments ...................................     499,053         1,643,434
  Purchases of investments ..............................................    (348,014)         (510,140)
  Acquisition of businesses, net of cash and cash equivalents acquired ..     (17,683)         (380,460)
  Purchases of rental furniture .........................................     (50,818)          (54,535)
  Other, net ............................................................      (2,031)           (4,149)
                                                                            ---------       -----------

      Net cash flows from investing activities ..........................      80,507           694,150
                                                                            ---------       -----------

Cash flows from financing activities:
  Net borrowings ........................................................       4,399            21,000
  Payment of cash dividends .............................................      (6,728)           (6,516)
                                                                            ---------       -----------

      Net cash flows from financing activities ..........................      (2,329)           14,484
                                                                            ---------       -----------

Increase in cash and cash equivalents ...................................     204,252           361,837

Cash and cash equivalents -- beginning of period ........................     153,810            66,331
                                                                            ---------       -----------

Cash and cash equivalents -- end of period ..............................   $ 358,062       $   428,168
                                                                            =========       ===========


Supplementary information:
   Interest paid during period ..........................................   $   3,639       $     3,055
                                                                            =========       ===========
   Income taxes paid, net, during period ................................   $  39,651       $   451,906
                                                                            =========       ===========


See notes beginning on page 7.

                           WESCO FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollar amounts in thousands except for amounts per share)
                                   (Unaudited)



Note 1

        Reference is made to the following for information deemed generally applicable to the condensed consolidated financial statements of Wesco Financial Corporation ("Wesco") and its subsidiaries: (1) the notes to Wesco"s consolidated financial statements appearing on pages 34 through 41 of its 2000 Form 10-K Annual Report, and (2) the audited consolidated financial statements of CORT, attached as Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000. The information set forth below in these notes updates such information.

        As explained in Note 1 to the consolidated financial statements on page 34 of Wesco's 2000 Form 10-K Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions based on its evaluation of facts and circumstances using information available at the time such estimates and assumptions are made. For example, in the third quarter of 2001, Wesco's Wesco-Financial Insurance Company subsidiary recorded a charge of $10,000 before income taxes ($6,500 after taxes), reflecting estimated insurance losses and expenses that may result from the September 11 terrorist activity. The amount is an estimate and is subject to considerable estimation error. Management believes it will take years to resolve complicated coverage issues, as well as to develop an accurate estimation of insured losses that will ultimately be incurred.

        In addition to the aforementioned loss provision, in management's opinion, the condensed consolidated financial statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with GAAP.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the current accounting model that requires amortization of intangible assets, supplemented by impairment tests to determine whether such assets have become permanently impaired, to an accounting model that continues to require impairment tests to determine whether permanent impairment exists but no longer calls for amortization except for intangible assets with finite lives. The provisions of SFAS No. 142 will generally be effective for Wesco at the beginning of 2002. Although Wesco has not completed its assessment of this new accounting standard, its management believes that its implementation may have a material effect on Wesco's consolidated earnings beginning in 2002 and on the comparability of such earnings with those of prior periods. The accompanying condensed consolidated statement of income for the nine-month periods ended September 30, 2001 and 2000 include goodwill amortization of $5,113 and $4,281, after income taxes, respectively.

Note 2

        In late February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT's accounts included in the condensed consolidated financial statements as of the date of acquisition.

        The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the nine months ended September 30, 2000 as if CORT had been acquired on January 1, 2000. It reflects (1) elimination of estimated income that would have been earned during the period if investments liquidated in 2000 to fund most of the purchase had been liquidated on January 1, 2000, (2) inclusion of interest expense throughout the period as if line-of-credit borrowings to fund a portion of the purchase had been made on January 1, 2000, and (3) amortization of the excess of purchase price over fair value of identified net assets acquired (goodwill) over 40 years beginning January 1, 2000.

                                                                      Nine Months
                                                                         Ended
                                                                       Sept. 30,
                                                                          2000
                                                                      ----------
Sales and service revenues.........................................   $  360,084
Total revenues.....................................................    1,670,424
Net income.........................................................      868,513
  Per Wesco capital share..........................................       121.99
                                                                      ==========

Note 3

         Following is a summary of securities with fixed maturities:

                                 September 30, 2001        December 31, 2000
                               ---------------------     ---------------------
                                   Quoted Market             Quoted Market
                               Amortized   (Carrying)    Amortized   (Carrying)
                                 Cost         Value        Cost         Value
                               ---------    ---------    ---------    ---------
Mortgage-backed securities ..  $668,618     $690,480     $635,173     $647,210
Other .......................     5,807        5,914      192,495      192,473
                               --------     --------     --------     --------

                               $674,425     $696,394     $827,668     $839,683
                               ========     ========     ========     ========

        Following is a summary of marketable equity securities (all common stocks):

                                 September 30, 2001        December 31, 2000
                               ---------------------     ---------------------
                                         Quoted Market             Quoted Market
                                           (Carrying)                (Carrying)
                                 Cost         Value        Cost         Value
                               ---------    ---------    ---------    ---------
The Coca-Cola Company .......  $ 40,761     $337,582     $ 40,761     $439,095
The Gillette Company ........    40,000      190,720       40,000      231,200
Other .......................    27,020      101,877       27,020      163,642
                               --------     --------     --------     --------

                               $107,781     $630,179     $107,781     $833,937
                               ========     ========     ========     ========

Note 4

        The following table sets forth Wesco's consolidated comprehensive income
(loss) for the three- and nine-month periods ended September 30, 2001 and 2000:

                                                                Three Months Ended                Nine Months Ended
                                                           ----------------------------      ----------------------------
                                                             Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                               2001             2000             2001             2000
                                                           -----------      -----------      -----------      -----------
Net income ..............................................  $    11,191      $   443,186      $    46,114      $   873,979
Increase (decrease) in unrealized appreciation of
   investments, net of income tax effect of $(2,150),
   $(32,309), $68,054 and $17,860 .......................        4,502           59,463         (125,750)         (33,264)
Reversal of unrealized appreciation upon inclusion of
   realized net gains in net income, net of income tax
   effect of $228,634 and $443,439 in the 2000 periods ..           --         (424,773)              --         (823,695)
                                                           -----------      -----------      -----------      -----------

Comprehensive income (loss) .............................  $    15,693      $    77,876      $   (79,636)     $    17,020
                                                           ===========      ===========      ===========      ===========

Note 5

        Following is condensed consolidated financial information for Wesco, broken down by business segment, including a furniture rental segment created in 2000 by the acquisition of CORT (see Note 3):

                                                                Three Months Ended                Nine Months Ended
                                                           ----------------------------      ----------------------------
                                                             Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                               2001             2000             2001             2000
                                                           -----------      -----------      -----------      -----------
Insurance segment:
  Revenues ..............................................  $    26,853      $    21,543      $    81,901      $    56,319
  Net income ............................................        9,580           10,147           37,129           29,879
  Assets at end of period ...............................    1,683,937        1,766,869        1,683,937        1,766,869
                                                           ===========      ===========      ===========      ===========

Furniture rental segment:
  Revenues ..............................................  $    97,533      $   109,127      $   307,451      $   258,500
  Net income ............................................        3,246            9,543           13,515           22,813
  Assets at end of period ...............................      314,604          340,828          314,604          340,828
                                                           ===========      ===========      ===========      ===========

Industrial segment:
  Revenues ..............................................  $    11,505      $    16,104      $    38,315      $    51,449
  Net income (loss) .....................................          (71)             291              204            1,553
  Assets at end of period ...............................       20,961           26,464           20,961           26,464
                                                           ===========      ===========      ===========      ===========

Goodwill of acquired businesses:
    Amortization, net of income taxes ...................  $    (1,729)     $    (1,709)     $    (5,113)     $    (4,281)
    Assets at end of period .............................      265,806          260,080          265,806          260,080
                                                           ===========      ===========      ===========      ===========

Realized net securities gains:
    Before taxes (included in revenues) .................  $        --      $   653,407      $        --      $ 1,267,134
    After taxes (included in net income) ................           --          424,773               --          823,695
                                                           ===========      ===========      ===========      ===========

Other items unrelated to business segments:
  Revenues ..............................................  $     1,018      $        66      $     3,153      $     1,795
  Net income ............................................          165              141              379              320
  Assets at end of period ...............................       26,109           27,353           26,109           27,353
                                                           ===========      ===========      ===========      ===========

Consolidated totals:
  Revenues ..............................................  $   136,909      $   800,247      $   430,820      $ 1,635,197
  Net income ............................................       11,191          443,186           46,114          873,979
  Assets at end of period ...............................    2,311,417        2,421,594        2,311,417        2,421,594
                                                           ===========      ===========      ===========      ===========

                           WESCO FINANCIAL CORPORATION
                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Reference is made to management"s discussion and analysis of Wesco"s consolidated financial condition and results of operations appearing on pages 18 through 26 of its 2000 Form 10-K Annual Report and to Exhibit 99 to Wesco's Form 8-K/A filed April 28, 2000 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such information. Further, in reviewing the following paragraphs, attention is directed to the accompanying condensed consolidated financial statements including the notes thereto.


FINANCIAL CONDITION

      Wesco's shareholders' equity at September 30, 2001 was approximately $1.9 billion ($266 per share). Of this amount, 19% represented unrealized appreciation of securities, which could differ substantially from gains ultimately realized. Wesco's management continues to believe that the Wesco group has adequate liquidity and financial resources to minimize the impact of a downturn in its fortunes.


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

                                                     Three Months Ended            Nine Months Ended
                                                   -----------------------      -----------------------
                                                   Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                                     2001          2000           2001          2000
                                                   ---------     ---------      ---------     ---------
Insurance segment ...............................  $  9,580      $  10,147      $ 37,129      $  29,879
Furniture rental segment ........................     3,246          9,543        13,515         22,813
Industrial segment ..............................       (71)           291           204          1,553
Unrelated to business segment operations --
    Goodwill amortization .......................    (1,729)        (1,709)       (5,113)        (4,281)
    Other nonsegment items ......................       165            141           379            320
                                                   --------      ---------      --------      ---------
       Income before realized securities gains ..    11,191         18,413        46,114         50,284
    Realized net securities gains ...............        --        424,773            --        823,695
                                                   --------      ---------      --------      ---------
         Consolidated net income ................  $ 11,191      $ 443,186      $ 46,114      $ 873,979
                                                   ========      =========      ========      =========

Insurance Segment

        The insurance segment comprises Wesco-Financial Insurance Company ("Wes-FIC") and The Kansas Bankers Surety Company ("KBS"). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income (in thousands):

                                               Three Months Ended            Nine Months Ended
                                             -----------------------     -----------------------
                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                               2001          2000          2001          2000
                                             ---------     ---------     ---------     ---------
Premiums written .......................     $  9,199      $  7,997      $ 29,091      $ 23,483
                                             ========      ========      ========      ========
Premiums earned ........................     $  9,703      $  6,418      $ 27,280      $ 16,264
                                             ========      ========      ========      ========
Underwriting gain (loss) ...............     $ (9,206)     $    (22)     $ (6,065)     $  1,222
Dividend and interest income ...........       17,150        15,125        54,621        40,055
                                             --------      --------      --------      --------
Income before income taxes .............        7,944        15,103        48,556        41,277
Income tax (provision) benefit .........        1,636        (4,956)      (11,427)      (11,398)
                                             --------      --------      --------      --------
Segment net income .....................     $  9,580      $ 10,147      $ 37,129      $ 29,879
                                             ========      ========      ========      ========

        Premiums written for the first nine months of 2001 included $15.6 million attributable to Wes-FIC and $13.5 million attributable to KBS. Of those amounts, $5.0 million and $4.2 million were written in the third quarter, respectively. Premiums written for the first nine months of 2000 included $10.3 million attributable to Wes-FIC and $13.2 million attributable to KBS. Of those amounts, $3.5 million and $4.5 million were written in the third quarter, respectively. The increase in Wes-FIC's premiums written in 2001 was attributable principally to its ongoing participation in a three-year arrangement for the reinsurance of certain property and casualty exposure ceded by a large, unaffiliated insurer.

        Earned premiums for the third quarter and first nine months of 2001 included $5.2 million and $14.2 million attributable to Wes-FIC, versus $2.2 million and $4.0 million attributable to Wes-FIC for the comparable periods of 2000. The remainder in each period was attributable to KBS. The increase in Wes-FIC's earned premiums in 2001 related mainly to the reinsurance participation described in the preceding paragraph.

        The underwriting losses reported for the 2001 periods resulted from a loss provision of $10 million before income taxes ($6.5 million after taxes) recorded by Wes-FIC in the third quarter as a result of the terrorist activity of September 11, 2001. The amount is an estimate and is subject to considerable estimation error. Managements of Wes-FIC and Berkshire Hathaway Inc., Wesco's ultimate parent, have indicated that they believe that it will take years to resolve complicated coverage issues, as well as to develop an accurate estimation of insured losses that will ultimately be incurred. The underwriting gain reported for the first nine months of 2000 resulted from KBS underwriting gains exceeding Wes-FIC losses. The small underwriting loss reported for the third quarter of 2000 was caused by KBS's incurring larger-than-usual losses; KBS's reinsurance program had been restructured effective January 1, 1998 in an effort to improve operating results over the long term in return for greater short-term volatility.

        Pre-tax dividend and interest income earned by Wesco's insurance segment for the third quarter of 2001 increased $2.0 million over the comparable figure for the third quarter of 2000 and $14.6 million for the first nine months of 2001 over the corresponding 2000 figure. These reflect principally the growth in the portfolio of fixed-maturity investments.

        The income tax provision or benefit of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income or loss mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.


Furniture Rental Segment

        The furniture rental segment consists of CORT Business Services Corporation ("CORT"), which was acquired in late February 2000 (see Note 2 to the accompanying condensed consolidated financial statements). Following is a summary of CORT's operating results for the third quarters of 2001 and 2000, and first nine months of 2001. For comparison, we also present (1) unaudited data for the entire nine-month period ended September 30, 2000, excluding items not classified as segment-related by Wesco -- goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto, and (2) data included in Wesco's consolidated results from late February to September 30, 2000. (Amounts are in thousands.)

                                     Three Months Ended            Nine Months Ended             Late
                                   -----------------------      ------------------------     February to
                                   Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                     2001          2000           2001          2000            2000
                                   --------      ---------      ---------      ---------      ----------
Revenues:
    Furniture rentals ...........  $ 80,247      $  91,686      $ 256,044      $ 260,980      $ 218,370
    Furniture sales .............    17,286         17,441         51,407         47,747         40,130
                                   --------      ---------      ---------      ---------      ---------
         Total revenues .........  $ 97,533      $ 109,127      $ 307,451      $ 308,727      $ 258,500
                                   ========      =========      =========      =========      =========
Income before income taxes ......  $  5,020      $  15,510      $  21,493      $  44,114      $  37,000
Income tax provision ............    (1,774)        (5,967)        (7,978)       (17,204)       (14,187)
                                   --------      ---------      ---------      ---------      ---------
Segment net income ..............  $  3,246      $   9,543      $  13,515      $  26,910      $  22,813
                                   ========      =========      =========      =========      =========

        CORT's furniture rental revenues for the first nine months of 2001 decreased 1.9% from those reported for the entire first nine months of 2000, and declined 12.5% for the third quarter. Excluding rental revenues from recently acquired locations, trade show operations and a significant, short-term contract in 2000 with the U. S. Bureau of the Census, core rental revenues were unchanged for the first nine months of 2001 from those reported for the same period of 2000, but down 11.0% for the third quarter from the comparable prior year figure. CORT's management notes that both the number of leases outstanding and the average revenue per lease were continuing on a downward trend begun in 2001's second quarter and attributes the decline mainly to continued weakness of the economy, especially in the technology segment. Furniture sales revenues increased approximately 7.7% for the first nine months but decreased 0.9% for the third quarter of 2001 from those reported for the comparable periods of 2000.

        Income before income taxes decreased to 5.1% of total revenues for the third quarter of 2001 from 14.2% for the third quarter of 2000. Income before income taxes amounted to 7.0% of total revenues for the first nine months of 2001 versus 14.3% for the comparable period of 2000. These decreases were due not only to a reduction in gross profit resulting mainly from the decline in rental revenues but also to unfavorable operating expense comparisons, particularly in the employee compensation category. CORT's management is taking aggressive measures to reduce expenses in an effort to maintain CORT's profitability.

Industrial Segment

        Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries (in thousands):

                                                     Three Months Ended            Nine Months Ended
                                                   -----------------------      -----------------------
                                                   Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                                     2001          2000           2001          2000
                                                   ---------     ---------      ---------     ---------
Revenues, principally sales and services ........  $ 11,505      $ 16,104      $ 38,315      $ 51,449
                                                   ========      ========      ========      ========
Income (loss) before income taxes ...............  $   (148)     $    491      $    340      $  2,585
Income tax (provision) benefit ..................        77          (200)         (136)       (1,032)
                                                   --------      --------      --------      --------
Segment net income (loss) .......................  $    (71)     $    291      $    204      $  1,553
                                                   ========      ========      ========      ========

         Revenues of Precision Steel's businesses for the third quarter and first nine months of 2001 decreased $4.6 million and $13.1 million, or approximately 29% and 26%, from the corresponding 2000 figures. Pounds of steel products sold decreased by approximately 29% for each period. Precision Steel's management attributes the decline in sales volume principally to deteriorating activity in the manufacturing sector of the economy coupled with increasing competitive pressures.

        Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.2% and 82.8% for the third quarters of 2001 and 2000, and 81.9% and 81.2% for the corresponding nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.


Unrelated to Business Segment Operations

         Set forth below is a summary of items increasing (decreasing) Wesco's consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments (in thousands):

                                                              Three Months Ended            Nine Months Ended
                                                           -----------------------     -------------------------
                                                           Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                              2001          2000          2001           2000
                                                           ---------     ---------     ---------     -----------
Goodwill amortization, before income tax effect .......     $(1,884)     $  (1,796)     $(5,593)     $    (4,539)
Income tax benefit ....................................         155             87          480              258
                                                            -------      ---------      -------      -----------
  Goodwill amortization ...............................     $(1,729)     $  (1,709)     $(5,113)     $    (4,281)
                                                            =======      =========      =======      ===========

Realized net securities gains, before income tax effect     $    --      $ 653,407      $    --      $ 1,267,134
Income tax provision ..................................          --       (228,634)          --         (443,439)
                                                            -------      ---------      -------      -----------
  Realized net securities gains .......................     $    --      $ 424,773      $    --      $   823,695
                                                            =======      =========      =======      ===========

                                                              Three Months Ended            Nine Months Ended
                                                           -----------------------     -------------------------
                                                           Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                              2001          2000          2001           2000
                                                           ---------     ---------     ---------     -----------
Other nonsegment items, net, before income tax effect       $   222      $     183      $   476      $       394
Income tax provision ..................................         (57)           (42)         (97)             (74)
                                                            -------      ---------      -------      -----------
                                                            $   165      $     141      $   379      $       320
                                                            =======      =========      =======      ===========

        Goodwill relates to the acquisitions of CORT and KBS, as well as smaller entities acquired by CORT following its purchase by Wesco in February 2000. The increase in amortization of goodwill for the nine months ended September 30, 2001 was due principally to the inclusion of a full nine months' amortization of CORT goodwill in 2001, versus less than eight months' in 2000. As explained in
Note 1 to the accompanying condensed consolidated financial statements, goodwill accounting will change significantly in 2002.

        Realized gains and losses on the Wesco group's investments have fluctuated in amount from period to period, sometimes impacting net income significantly. However, the amounts and timing of these realizations have no predictive or practical analytical value.

        Although there were no realized securities gains or losses in the first nine months of 2001, Wesco's consolidated earnings for the first nine months of 2000 included realized net gains of $823.7 million, after income taxes, including $424.8 million realized in the third quarter. The gains realized in 2000, although material in relation to Wesco's earnings, had only a minor impact on its shareholders' equity: Wesco's investments are carried at market value, and most of the gains had already been reflected in the unrealized appreciation component of shareholders' equity in prior accounting periods.

        Other non-segment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by interest and other expenses.


                                    * * * * *


        Wesco's effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. Income taxes, expressed as percentages of income before income taxes, amounted to a benefit of 0.3% for the quarter ended September 30, 2001, a provision of 35.0% for the quarter ended September 30, 2000, and provisions of 29.4% and 34.9% for the nine-month periods ended September 30, 2001 and 2000.

        Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses and the possible occurrence of other unusual nonoperating items such as the acquisition of CORT in February 2000 (see Note 2 to the accompanying condensed consolidated financial statements). In addition, consolidated revenues, expenses and net income from operations are expected to be much more volatile than they were prior to Wes-FIC's entry into the reinsurance business several years ago and, to a lesser degree, the restructuring of KBS's reinsurance program in 1998.

        Shareholders' equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in net income.

FORWARD-LOOKING STATEMENTS

        Certain written or oral representations of Wesco's management stated herein or elsewhere constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco's management assumes no duty, nor has any specific intention, to update them.