Form 10-K
period 2001-12-31
WESCO FINANCIAL CORP
filed 2002-04-01
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	95-2109453
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California (Address of Principal Executive Offices)	91101-1901 (Zip Code)
(626) 585-6700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Capital Stock, $1 par value	American Stock Exchange and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 18, 2002 was: $418,137,000.

      The number of shares outstanding of the registrant’s Capital Stock as of March 18, 2002 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2002 Annual Meeting of Shareholders	Part III. Items 10, 11, 12 and 13

PART I

Item 1.     Business

GENERAL

      Wesco Financial Corporation (“Wesco”) was incorporated in Delaware on March 19, 1959. Wesco, through wholly owned subsidiaries, engages in three principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company (“Wes-FIC”), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company (“KBS”), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; (2) the furniture rental business, through CORT Business Services Corporation (“CORT”), which traces its operations as a company with national presence to the combination of five regional furniture rental companies in 1972 and was purchased by Wesco in 2000; and (3) the steel service center business, through Precision Steel Warehouse, Inc. (“Precision Steel”), which was begun in 1940 and acquired by Wesco in 1979.

      Wesco’s operations also include, through its wholly owned subsidiary, MS Property Company (“MS Property”), management of owned commercial real estate in downtown Pasadena, California, a portion of which will be redeveloped. MS Property began its operations in late 1993, upon transfer to it of real properties previously owned by Wesco and by a former savings and loan subsidiary of Wesco.

      Since 1973, Wesco has been 80.1% owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s chairman and chief executive officer and economic owner of approximately 31% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions and major capital allocations. Although operating decisions for Wesco’s businesses are made by the managers of those business units, Mr. Buffett is president and a director of Wesco Holdings Midwest, Inc. (“WHMI”), a wholly owned subsidiary of Wesco, and a director of Wes-FIC, Precision Steel, and CORT, which are wholly owned subsidiaries of WHMI.

      Wesco’s activities fall into three business segments — insurance, furniture rental and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The furniture rental segment consists of the operations of CORT. The industrial segment comprises Precision Steel’s steel service center and other operations. Wesco is also engaged in several relatively insignificant activities not identified with the three business segments; these include (1) investment activity unrelated to the insurance segment, (2) MS Property’s real estate activities, and (3) parent company activities.

INSURANCE SEGMENT

      Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company (“NICO”), which is headquartered in Omaha, Nebraska. To simplify discussion, the term “Berkshire Insurance Group,” as used in this report, refers to NICO and certain other wholly owned insurance subsidiaries of Berkshire, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries 80.1%-owned through Berkshire’s ownership of Wesco.

      Wes-FIC’s high net worth (about $1.8 billion at 2001 yearend) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included contracts for “super-catastrophe reinsurance,” which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, and have been subject to aggregate limits; reinsurance of this type is referred to as “excess-of-loss” reinsurance (as contrasted with “quota-share” reinsurance, under which a ceding company is indemnified in proportion to its own loss).

      Wesco’s and Wes-FIC’s boards of directors have authorized automatic acceptance of retrocessions of super-catastrophe reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums, probably less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth.

      Following is a summary of Wes-FIC’s more significant reinsurance agreements:

•	A quota-share arrangement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of the entire book of insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco’s consolidated balance sheet, and will continue to invest the related “float” (funds set aside and invested pending payment of claims) until all liabilities are settled, perhaps many years hence.

•	During 1992 and 1993, a 50% quota-share agreement retroceded from the Berkshire Insurance Group related to certain personal lines business written by another large U.S.-based property and casualty insurer. No liabilities remain under this agreement.

•	Several contracts for super-catastrophe reinsurance retroceded from the Berkshire Insurance Group beginning in 1994, including 3% participations in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997. No losses were incurred under these contracts.

•	Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer, also retroceded from the Berkshire Insurance Group. No liabilities remain under this contract.

•	A three-year arrangement entered into in 2000 through NICO, as intermediary without profit, for participation to the extent of 3.3% in certain property and casualty exposure ceded by a large, unaffiliated insurer. The terms of this arrangement are identical to those accepted by another member of the Berkshire Insurance Group, except as to the amount of the participation. Wes-FIC recorded a provision of $10 million before income taxes ($6.5 million after taxes) reflecting estimated loss and expenses relating to the September 11, 2001 terrorist activity. (See Item 7, Management’s Discussion and Analysis of Results of Operations, below, for additional information.)

•	Participation in four risk pools covering hull, liability, workers’ compensation and satellite exposures relating to the aviation industry — each to the extent of 3% for 2001 and, for 2002, 13% of the hull and liability pools, 3% of the workers’ compensation pool, and likely 13% of the satellite pool — all managed by a Berkshire Insurance Group member. Another Berkshire Insurance Group member provides a portion of the reinsurance protection to these aviation risk pools, and therefore to Wes-FIC.

      Since September 11, 2001, insurance industry and governmental leaders have been working to identify alternatives to mitigate the insurance industry’s concerns regarding the ability of the insurance industry to cover losses from terrorism catastrophes. Beyond limited assumptions of certain aviation exposures, the U.S. government has not yet assumed any of this risk. Because of the magnitude and uncertainty of the catastrophic terrorism exposure, many insurers and reinsurers are responding primarily by restricting coverages where allowed and secondarily by raising premium rates. Various proposals are presently under consideration under which the federal government would assume significant losses arising from future terrorist attacks, thereby limiting this exposure to insurers and reinsurers. It is currently unknown if or when any such proposals will be enacted.

      Although Wes-FIC has no active super-catastrophe reinsurance contracts in force, its management has indicated that Wes-FIC will likely have opportunities to participate in such business from time to time in the future. Management believes that an insurer in the reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this regard, Wes-FIC is believed to operate differently from many other reinsurers in that risks it writes are entirely retained, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not be able to respond if called upon to pay off on risks reinsured. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2001 amounted to only 2.8% of their combined statutory surplus, compared to an industry average of about 94% based on figures reported for 2000.

      Wes-FIC is also licensed to write “direct” insurance business (as distinguished from reinsurance) in Nebraska, Utah, and Iowa, and may write direct insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

      In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-size banks in the Midwest. It is licensed to write business in 27 states. KBS is also subject to regulation by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, internet banking catastrophe bonds, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses through cessions to third party reinsurers, restructured its reinsurance program effective January 1, 1998 in order to retain a much higher portion of its premiums and risks of loss. Wesco’s management anticipates that KBS’s reinsurance restructuring will improve operating results over the long term in return for greater short-term volatility.

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

      Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of Berkshire’s family of wholly and substantially owned insurance subsidiaries and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting and reserving, as well as Wes-FIC’s extremely strong capital base.

      Wesco’s and Wes-FIC’s boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional reinsurance retrocessions and other insurance arrangements, as well as acquisitions of other insurance companies.

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

FURNITURE RENTAL SEGMENT

      CORT, acquired in February 2000 by a subsidiary of Wesco, is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s national network includes 119 showrooms, 85 clearance centers and 79 warehouses in 35 states and the District of Columbia as well as three web sites (cort1.com, relocationcentral.com and corttradeshow.com).

      The rent-to-rent business is differentiated from the rent-to-own business primarily by the terms of the rental arrangements and the type of customer served. Rent-to-rent customers generally desire high quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property rented. In the typical rent-to-rent transaction, the customer agrees to rent furniture for three to six months, subject to extension by the customer on a month-to-month basis. By contrast, rent-to-own arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property; these arrangements are typically entered into on a month-to-month basis and require weekly rental payments.

      CORT’s customer base includes Fortune 500 companies, small businesses and professionals, and owners and operators of apartment communities. CORT’s management believes that its size, national presence, consistently high level of customer service, product quality and breadth of selection, depth of management and efficient clearance centers have been key contributors to the company’s success. CORT offers a full range of office, conference room and reception area furniture, panel systems and accessories. CORT emphasizes its ability to outfit an entire suite of offices with high quality furniture in two business days. CORT’s objective is to build on these fundamentals and to further increase revenues by continuing to pursue its growth strategy. The key components of this strategy are (1) expanding its corporate customer base, (2) making selective acquisitions, (3) capturing an increasing number of internet customers through enhancements to its on-line catalog and websites, and (4) continuing to invest in the development of various products and services. CORT believes that, as a result, over the long term, margins will expand and operating earnings will increase.

      In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent for office products, CORT’s strategy is to place greater emphasis on rentals of office furniture than residential furniture. In order to promote longer office lease terms, CORT offers lower rates on leases where lease terms exceed six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower-cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation while developing residential business with new and transferred employees.

      CORT’s Relocation Central Corporation subsidiary (“Relocation Central”), formed in January 2001, is a web-enabled customer management center which obtains relocation leads and distributes them to a company-operated national network of locator agents. Relocation Central operates apartment locator businesses in six metropolitan areas. It intends to open apartment locator businesses in additional markets, either within CORT’s existing showrooms or in acquired premises.

      The customer management center manages apartment and business furniture leads through its web site, relocationcentral.com. The website serves as an access site to users considering moving to major cities. It provides useful data, such as information about vacant apartments, school systems, movers, local recreation and weather, as well as tips on relocating, at no charge.

      Relocation Central’s personnel also market CORT’s furniture rental business to real estate investment trusts and other owners of housing communities and apartment houses. CORT’s management hopes that, through Relocation Central, CORT will become the principal source of furniture rentals for large, multi-unit owners whose tenants require rental furniture. To date, more than 350 apartment communities refer their tenants to CORT.

      CORT also provides short-term rentals for trade shows and conventions. Its corttradeshow.com website assists in providing information to and gathering leads from prospects.

      Until the economy weakened beginning late in 2000, CORT benefited from increasing demand for furniture rental services. CORT’s management believed that this favorable trend had been caused by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing, and the impact of a more mobile and transitory population. CORT’s management attributes the decline in business experienced throughout its industry in 2001 to continued weakness of the economy, notably in the high-technology sector, exacerbated by the terrorist activity on September 11.

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

      The majority of CORT’s furniture sales revenue is from clearance center sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. Sales of rental furniture allow CORT to control inventory levels and maintain showroom quality of rental inventory. On average, furniture is typically sold through the clearance centers three years after its initial purchase by the company.

      With respect to sales of furniture through its clearance centers, CORT competes with numerous used and new furniture retailers, some of which are larger than CORT. Management believes that price and value are its principal competitive advantages in this activity.

      CORT and Relocation Central have approximately 2,750 employees, including 90 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

      Precision Steel, acquired in 1979, and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 25 thousand tons compares with the steel service industry’s annual volume of approximately 20 million tons. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Competition exists in the areas of price, quality, availability of products and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities.

Competitive pressure is intensified by imports and by a tendency of domestic manufacturers to use less costly materials in making parts.

      Precision Brand Products, Inc. (“Precision Brand”), a wholly owned subsidiary of Precision Steel that is also located in the Chicago area, manufactures shim stock and other toolroom specialty items, and distributes a line of hose and muffler clamps. These products are sold under the Precision Brand and DuPage names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand’s share of the toolroom specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose and muffler clamps.

      Steel service raw materials are obtained principally from major domestic steel mills, and their availability is considered good. Precision Steel’s service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one week. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

      The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders decreased to approximately $4.1 million at December 31, 2001 from $5.8 million at December 31, 2000.

      There are 214 full-time employees engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

      Certain of Wesco’s activities are not identified with any business segment. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real property in Pasadena, California, a portion of which will be redeveloped, and (3) parent company activities.

      The Wesco group, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, also invests in marketable equity securities and in securities with fixed maturities. (See Note 3 to the accompanying consolidated financial statements for summaries of investments.)

      Six full-time employees are engaged in the activities of Wesco and MS Property.

Item 2. Properties

      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The mall has recently been redeveloped to include residential units and a multi-screen movie theatre. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 automobiles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. The remaining space is leased to outside parties, including California Federal Bank, the ground floor tenant, law firms and others, under agreements expiring at dates extending to 2008. Adjacent to the building and garage is a vacant parcel; MS Property is in process of redeveloping it, together with a parcel of land it owns in the next block which it has been using as a 100-car parking lot.

      MS Property also owns several buildings that are leased to various small businesses in a small shopping center in Southern California.

      Wes-FIC’s place of business is the Omaha, Nebraska headquarters office of NICO.

      KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires in 2007.

      CORT leases 23,800 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters. It has an option to renew the lease for five years beyond its 2006 expiration.

      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 35 states and the District of Columbia through 212 facilities, of which 18 were owned and the balance leased as of 2001 yearend. The leased facilities’ lease terms expire at dates ranging from 2002 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. Its management seeks to locate properties in new markets where rental, clearance and warehouse operations can be combined in one facility. As CORT expands in a particular district, it seeks to open free-standing showrooms and clearance centers that can be serviced from pre-existing warehouses. CORT’s showrooms generally have 4,500 square feet of floor space. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

      Relocation Central leases 2,800 square feet of office space in a multistory office building in Santa Clara, California, which it uses as its headquarters. It has no option to renew the lease beyond its 2003 expiration.

      Relocation Central’s apartment locator services are situated in 10 leased facilities in six metropolitan areas in five southern and midwestern states under leases expiring at dates ranging from 2002 to 2005, as well as in two of CORT’s showrooms.

      Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3. Legal Proceedings

      Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in material loss.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.

      Wesco’s capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2001 and 2000, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2001			2000

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$310	$270	$0.315	$281	$200	$0.305
June 30	350	291	0.315	252	200	0.305
September 30	349	275	0.315	256	209	0.305
December 31	343	287	0.315	294	236	0.305

			$1.260			$1.220

      There were approximately 600 shareholders of record of Wesco’s capital stock as of the close of business on March 18, 2002. It is estimated that approximately 5,200 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Item 6. Selected Financial Data

      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2001 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2001	2000	1999	1998	1997

Assets:
Cash and cash equivalents	$120,784	$153,810	$66,331	$320,034	$10,687
Investments —
Securities with fixed maturities	924,160	839,683	309,976	66,619	279,697
Marketable equity securities	667,262	833,937	2,214,883	2,778,595	2,224,848
Accounts receivable	43,871	38,444	8,685	7,707	7,148
Rental furniture	212,586	244,847	—	—	—
Property and equipment	47,916	53,833	11,414	12,193	13,229
Goodwill of acquired businesses	264,465	260,037	28,556	29,338	30,121
Other assets	38,649	36,324	12,350	13,920	22,382

Total assets	$2,319,693	$2,460,915	$2,652,195	$3,228,406	$2,588,112

Liabilities:
Insurance losses and loss adjustment expenses	$61,879	$39,959	$33,642	$36,731	$41,437
Deferred furniture rental income and security deposits	23,796	27,669	—	—	—
Accounts payable and accrued expenses	36,794	33,881	3,674	4,520	4,491
Notes payable	33,649	56,035	3,635	33,635	33,635
Income taxes payable, principally deferred	225,665	305,175	707,345	920,035	733,488
Other liabilities	25,513	21,162	8,527	9,729	10,769

Total liabilities	$407,296	$483,881	$756,823	$1,004,650	$823,820

Shareholders’ equity:
Capital stock and surplus	$30,439	$30,439	$30,439	$30,439	$30,439
Unrealized appreciation of investments, net of taxes	372,267	480,469	1,312,590	1,686,716	1,290,939
Retained earnings	1,509,691	1,466,126	552,343	506,601	442,914

Total shareholders’ equity	$1,912,397	$1,977,034	$1,895,372	$2,223,756	$1,764,292

Per capital share	$268.60	$277.68	$266.21	$312.33	$247.80

	Year Ended December 31,

	2001	2000	1999	1998	1997

Revenues:
Sales and service revenues	$443,628	$426,096	$64,571	$66,137	$67,557
Insurance premiums earned	43,031	23,783	17,655	15,923	11,507
Dividend and interest income	70,981	59,759	49,679	40,543	36,552
Realized net securities gains	—	1,311,270	11,186	51,706	100,914
Other	3,439	3,056	4,600	3,921	4,498

	561,079	1,823,964	147,691	178,230	221,028

Costs and expenses:
Cost of products and services sold	144,712	146,649	50,728	51,527	52,710
Insurance losses, loss adjustment and underwriting expenses	46,682	19,392	7,366	8,174	860
Selling, general and administrative	276,712	227,954	11,468	12,425	10,588
Interest expense	4,169	5,235	2,549	3,016	3,320
Goodwill amortization	7,476	6,342	782	782	782

	479,751	405,572	72,893	75,924	68,260

Income before income taxes	81,328	1,418,392	74,798	102,306	152,768
Provision for income taxes	(28,792)	(495,922)	(20,655)	(30,503)	(50,959)

Net income	$52,536	$922,470	$54,143	$71,803	$101,809

Amounts per capital share:
Net income	$7.38	$129.56	$7.60	$10.08	$14.30
Cash dividends	1.26	1.22	1.18	1.14	1.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

      Wesco’s shareholders’ equity at December 31, 2001 was $1.9 billion ($268.60 per share), down from $2.0 billion ($277.68 per share) at December 31, 2000. The decrease was due to a decline in appreciation in market value of investments, which under accounting convention, is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. Net unrealized appreciation constituted 19% of shareholders’ equity at December 31, 2001, compared to 24% at December 31, 2000. (See the section on market risk analysis appearing below in this Item 7, as well as Note 3 to the accompanying consolidated financial statements, for additional information on investments.)

      At December 31, 2001, Wesco’s consolidated cash and cash equivalents totaled $120.8 million, down from $153.8 million at December 31, 2000. The $33.0 million decrease resulted from a number of factors as shown in the consolidated statement of cash flows in Wesco’s accompanying consolidated financial statements.

      Wesco’s consolidated borrowings totaled $33.6 million at December 31, 2001 versus $56.0 million at December 31, 2000. Most of the borrowings related to a $150 million revolving line of credit used by CORT in its furniture rental business; the balance outstanding decreased during the year due to repayments by CORT, using internally generated cash.

      Wesco’s management believes the group has adequate liquidity and capital resources, including the ability to borrow, to provide for contingent needs. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wes-FIC enjoys Standard & Poor Corporation’s highest rating, AAA, with respect to its claims-paying ability.

RESULTS OF OPERATIONS

      The consolidated data in the table on the preceding page are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net securities gains, are followed by costs and expenses, including goodwill amortization, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net securities gains and goodwill amortization are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,

	2001	2000	1999

Insurance segment	$45,254	$45,518	$44,392
Furniture rental segment	13,076	28,988	—
Industrial segment	388	1,281	2,532
Unrelated to business segment operations —
Goodwill amortization	(6,814)	(5,867)	(782)
Other nonsegment items	632	167	730

Income before realized securities gains	52,536	70,087	46,872
Realized net securities gains	—	852,383	7,271

Consolidated net income	$52,536	$922,470	$54,143

      In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 9 to the accompanying consolidated financial statements for additional information.

Insurance Segment

      Following is a summary of the results of operations of the insurance segment (i.e., Wes-FIC and KBS), which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Year Ended December 31,

	2001	2000	1999

Premiums written	$50,922	$32,370	$18,326

Premiums earned	$43,031	$23,783	$17,655

Underwriting gain (loss)	$(3,651)	$4,391	$10,289
Dividend and interest income	70,048	59,241	49,098

Income before income taxes	66,397	63,632	59,387
Income tax provision	(21,143)	(18,114)	(14,995)

Segment net income	$45,254	$45,518	$44,392

      Premiums written for 2001, 2000 and 1999 were comprised of $32.8 million, $15.5 million and $2.5 million attributable to Wes-FIC, and $18.1 million, $16.9 million and $15.8 million attributable to KBS. Of the premiums written by Wes-FIC for 2001 and 2000, $27.8 million and $15.2 million were attributable to its participation in a three-year arrangement for the reinsurance of 3 1/3% of certain property and casualty risk exposure ceded by a large, unaffiliated insurance group. Wes-FIC’s written premiums for 1999 related mainly to its participation in super-catastrophe reinsurance arrangements, notably a three-year Florida hurricane risk policy that ended, without loss, at 1999 yearend. The increases in premiums written by KBS for each of the past two years were principally due to growth in volume of bank deposit guarantee bonds. This product, which to date has not resulted in a loss, currently accounts for approximately 38% of premiums written by KBS.

      Earned premiums for 2001, 2000 and 1999 included $25.3 million, $7.4 million and $2.6 million attributable to Wes-FIC, and $17.7 million, $16.4 million and $15.1 million attributable to KBS. Wes-FIC’s earned premiums were attributable principally to the reinsurance arrangements referred to above.

      The underwriting gain (loss) for 2001, 2000 and 1999 included $8.7 million, $4.2 million and $5.9 million attributable to KBS, and ($12.4 million), $.2 million and $4.4 million attributed to Wes-FIC. Wes-FIC’s underwriting loss in 2001 resulted mainly from a loss provision of $10 million before income taxes ($6.5 million after taxes) recorded as a result of the terrorist activity of September 11, 2001. The amount is an estimate and is subject to considerable estimation error. In addition, management believes that it will take years to resolve complicated coverage issues related to the aforementioned terrorism activity, which could have a material effect on the ultimate loss incurred.

      Aggregate underwriting results benefited by $2.3 million, $4.1 million and $5.8 million in 2001, 2000 and 1999 from downward revisions of estimated liabilities for losses and loss adjustment expenses. Insurance losses and loss adjustment expenses, and the related liabilities reflected on Wesco’s consolidated balance sheet, because they are estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for those periods.

      Wes-FIC has participated in super-catastrophe reinsurance from time to time; and, although no such business was entered into in 2000 or 2001, participations may again become available in the future. Although no super-catastrophe reinsurance losses have been incurred to date, Wesco’s management believes that catastrophe losses will inevitably occur from time to time during periods when Wes-FIC participates actively in such business. While such large losses are not expected to be significant in relation to Wes-FIC’s capital base, management accepts the prospect of increased volatility in Wes-FIC’s short-term underwriting results in order to obtain what is believed will be better long-term results.

      One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Wesco’s management believes such exposure to be minimal.

      Dividend and interest income has been earned by the insurance group principally (1) on earnings retained and reinvested by Wes-FIC, (2) on capital contributed by Wesco, and (3) on float (funds invested pending payment of claims). Dividend and interest income, before income taxes, amounted to $70 million, $59.2 million and $49.1 million for 2001, 2000 and 1999. The increases in the two most recent years were due principally to the sale of Wes-FIC’s investment in Freddie Mac common stock in various transactions throughout 2000. The proceeds of $1.4 billion were reinvested mainly in fixed-income securities.

      The income tax provision of the insurance segment has fluctuated as a percentage of its pre-tax income in each of the periods presented in the foregoing table. These fluctuations have been caused by fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

      A significant marketing strategy followed by Berkshire’s insurance subsidiaries, including Wesco’s insurance segment, is the maintenance of extraordinary capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $1.8 billion at December 31, 2001. This capital strength creates opportunities for the Wesco subsidiaries to participate in reinsurance and insurance contracts not necessarily available to many of their competitors. Although Wesco would welcome other attractive reinsurance or insurance arrangements, or acquisitions of insurance businesses, the timing and extent of any increase in its insurance underwriting activity cannot presently be predicted.

Furniture Rental Segment

      Following is a summary of the operating results of CORT as included in Wesco’s consolidated results of operations since acquisition in late February of 2000. For comparative purposes, corresponding amounts for all of 2000 and 1999 are also presented; these unaudited figures are set forth exclusive of items not classified as segment-related by Wesco — goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto. (Amounts are in thousands.)

				Late
	Year Ended December 31,			February to
				December 31,
	2001	2000	1999	2000

		(unaudited)
Revenues:
Furniture rentals	$329,406	$348,429	$295,232	$305,820
Furniture sales	66,008	62,852	58,852	55,235

	395,414	411,281	354,084	361,055

Cost of rentals and sales	105,718	105,544	89,916	93,165
Selling, general and administrative expenses	265,130	245,682	207,587	215,787
Interest expense	3,889	5,732	5,769	4,955

	374,737	356,958	303,272	313,907

Income before income taxes	20,677	54,323	50,812	47,148
Income tax provision	(7,601)	(20,952)	(20,811)	(18,160)

Segment net income	$13,076	$33,371	$30,001	$28,988

      CORT’s revenues for the year 2001 decreased $15.9 million, or 3.9%, from those reported for 2000. Its revenues for 2000 increased $57.2 million, or 16.2%, from those reported in 1999. Excluding rental revenues from locations acquired in each respective year, trade show operations, a significant short-term contract in 2000 with the U.S. Bureau of the Census, and $1.2 million generated by Relocation Central from the startup of its apartment locator operation, rental revenues for 2001 declined approximately 6% compared to those in 2000, following an increase of approximately 12% in such revenues the prior year. The number of leases outstanding and the average revenue per lease at the end of 2001 were continuing on a downward trend begun in 2000’s fourth quarter. The decline is attributed mainly to continued weakness of the economy, notably in the high-technology sector, exacerbated by the terrorist activity of September 11, 2001. Furniture sales revenues increased 5% in 2001 and 6.8% in 2000 principally as a result of CORT’s ongoing efforts to maintain the quality of its rental furniture. CORT established new retail pricing procedures in the second quarter of 2000 that have improved sales but reduced the margin slightly.

      Cost of furniture rentals and sales amounted to 26.7% of related revenues for the year 2001, versus 25.7% for 2000 and 25.4% for 1999. The increasing cost percentages reflected (1) an increase in the proportion of distribution costs relating to the handling of rental furniture to revenues, and (2) a reduction in the gross margin on furniture sales as CORT reduced prices in its efforts to dispose of excess idle inventories.

      Selling, general and administrative expenses increased $19.5 million in 2001. Of that amount, $7.4 million was incurred by Relocation Central in the startup of its apartment locator operation. Excluding those expenses, selling, general and administrative expenses increased $12.1 million, or 5.0%, for 2001 to 63.9% of rental and sales revenues, versus 59.7% for the year 2000 and 58.6% for the year 1999. The increases were due principally to increases in employee compensation and benefits expenses. Although CORT reduced the number of its full-time employees by approximately

15% during 2001, escalating health care costs more than offset the reduction in wages. Occupancy costs also increased. CORT has undertaken strict cost-cutting measures, including a further reduction in the number of full-time employees as well as the elimination of redundant or marginal facilities. CORT has noted a trend of diminishing showroom sales volume combined with increased volume via the internet and fax, which may lead to improvements in productivity and profitability in the future.

      CORT’s income before income taxes decreased to 5.2% of total revenues for the year 2001 from 13.2% for the year 2000 and 14.4% for 1999. These decreases were due not only to unfavorable operating expense comparisons, summarized above, but, for 2001, to the decline in revenues.

Industrial Segment

      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,

	2001	2000	1999

Revenues, principally sales and services	$48,440	$65,119	$64,686

Income before income taxes	$862	$2,188	$4,209
Income tax provision	(474)	(907)	(1,677)

Segment net income	$388	$1,281	$2,532

      Revenues of Precision Steel’s businesses for 2001 decreased 25.6%; pounds of steel products sold decreased 29.7%. Revenues for 2000 increased .7% despite a 2.8% decrease in pounds of steel products sold. Revenues for 1999 decreased 2.3% despite a 2.5% increase in pounds of steel products sold. In 2001, there was (1) a significant reduction in demand due both to continued weakness in the economy and increased competitive pressures, already extreme, and (2) a change in mix of products sold toward lower-priced products. In 2000, (1) increases in selling prices in response to increases in costs of its raw materials were almost completely offset by (2) the effects of a softening demand for Precision Steel’s products caused by increasing concerns over general economic conditions within the manufacturing segment of the economy.

      Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 80.9%, 82.2% and 78.6% for 2001, 2000 and 1999. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of goods sold. LIFO inventory accounting adjustments increased Precision Steel’s after-tax earnings by $.4 million and $.3 million for 2001 and 1999, and decreased its earnings by $.4 million for 2000.

Unrelated to Business Segment Operations

      Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2001	2000	1999

Goodwill amortization, before income tax effect	$(7,476)	$(6,342)	$(782)
Income tax benefit	662	475	—

Goodwill amortization	$(6,814)	$(5,867)	$(782)

Realized net securities gains, before income tax effect	$—	$1,311,270	$11,186
Income tax provision	—	(458,887)	(3,915)

Realized net securities gains	$—	$852,383	$7,271

Other nonsegment items —
Rental income from commercial real estate	$3,214	$2,978	$2,879
Dividend and interest income	885	518	1,145
Net gains on sales of foreclosed real estate	—	—	1,633
Reduction in allowance for losses on foreclosed real estate	149	—	1,350
Real estate and general and administrative expenses	(3,303)	(3,067)	(3,022)
Interest expense	(79)	(79)	(2,939)
Other items, net	2	146	(247)

Income (loss) before income tax benefit	868	496	799
Income tax provision	(236)	(329)	(69)

Net income from other nonsegment activities	$632	$167	$730

      Goodwill represents the excess of the cost over the fair value of identified net assets of acquired businesses. In the case of the Wesco group, it relates to the acquisitions of CORT and KBS, as well as smaller entities acquired by CORT following its purchase by Wesco in February 2000. The increase in amortization of goodwill for 2001 was due principally to the inclusion of a full year’s amortization of CORT goodwill in 2001, versus less than eleven months’ in 2000. Goodwill has been amortized mainly on a straight-line basis over 40 years. However, as explained in Notes 1 and 2 to the accompanying consolidated financial statements, goodwill accounting will change significantly in 2002.

      Realized gains and losses on the Wesco group’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly, as in 2000. However, the amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at market value, and unrealized gains or losses are reflected, net of potential income tax effect, in the unrealized appreciation component of its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering event, they are credited or charged, net of tax effect, to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — merely a transfer from unrealized appreciation to retained earnings.

      Wesco’s consolidated earnings for 2000 contained net realized securities gains, after income taxes, of $852.4 million, compared to $7.3 million of after-tax gains for 1999. No gains or losses were realized in 2001.

      Other nonsegment items include mainly (1) rental income from owned commercial real estate, (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, and (3) gains on sales of foreclosed real estate previously owned by a former savings and loan subsidiary together with reductions of reserves for possible losses on such sales, reduced by (1) real estate and general and administrative expenses and (2) interest and other corporate expenses — plus or minus income taxes related to such items.

      Net income or loss from other nonsegment activities typically fluctuates from period to period but is not significant in amount. The 2001 and 1999 figures benefited to the extent of $.1 million and $.8 million, after tax effect, from reductions in reserves for possible losses on disposition of foreclosed real estate; there were no adjustments of these reserves in 2000. MS Property has completed selling its foreclosed properties.

      Nonsegment dividend and interest income has declined sharply in recent years mainly due to conversions of preferred stocks into lower-yielding common stocks in 1998 and 1999 and to the contributions of certain of those investments to the insurance segment.

      The net tax provision or benefit from other nonsegment activities each year appears at first glance to be anomalous compared to pre-tax income or loss. This is caused generally by the inclusion in pre-tax income or loss of declining amounts of dividend income, which is taxed at lower rates than other revenue and expense items.

*  *  *  *  *

      Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.4%, 35.0% and 27.6% in 2001, 2000 and 1999. (See Note 7 to the accompanying consolidated financial statements for further information on income taxes.)

      Management’s long-term goal is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions. There is no particular strategy as to the timing of sales of investments or the realization of securities gains. Securities may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, or (2) the desire for funds for an acquisition or repayment of debt.

      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses, as well as other unusual nonoperating items such as the acquisition of CORT. In addition, consolidated revenues, expenses and net income are subject to external conditions such as changes in the economy, which have adversely affected CORT and Precision Steel, and unforeseen events such as the September 11, 2001 terrorist activity which adversely affected Wes-FIC.

      Shareholders’ equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

      Wesco is not now suffering from inflation, but its business operations have potential exposure, particularly in the insurance and industrial segments. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of expenditures. Precision Steel’s businesses are competitive, operate on tight gross profit margins, and carry inventories on a LIFO basis; thus their earnings are susceptible to inflationary cost increases.

MARKET RISK ANALYSIS

      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Otherwise, the consolidated balance sheet at December 31,

2001 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices and foreign exchange rates. Wesco does not utilize stand-alone derivatives to manage market risks.

Equity Price Risk

      Wesco’s consolidated balance sheet at December 31, 2001 contained $667 million of marketable equity securities stated at market value, down from $883 million one year earlier. The decline was due to a decline in market values; no marketable equity securities were purchased or sold during 2001. The carrying values of Wesco’s securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the portfolio. (At December 31, 2001, two investments comprised 83% of the portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2001 ($554 million, combined) were common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in their filings with the Securities and Exchange Commission, which are available to the public.

      Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above average levels of shareholders’ equity to provide a margin of safety against short-term equity price volatility.

      The carrying values of investments subject to equity price risks are based on quoted market prices. Market prices are subject to fluctuation and, consequently, the amounts realized upon the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments, or general market conditions. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

      The following table summarizes Wesco’s equity price risks as of December 31, 2001 and 2000. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2001		December 31, 2000

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$667,262	$667,262	$833,937	$833,937
Hypothetical	867,441	467,083	1,084,118	583,756
Shareholders’ equity —
As recorded	1,912,397	1,912,397	1,977,034	1,977,034
Hypothetical	2,042,513	1,782,781	2,139,652	1,814,416

The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

Interest Rate Risk

      Wesco’s consolidated balance sheet at December 31, 2001 contained $924 million of securities with fixed maturities stated at fair value, up from $840 million one year earlier. An increase in mortgage-backed securities ($899 million at December 31, 2001 versus $647 million one year earlier) was substantially offset by reductions in other securities.

      As noted in the preceding section on equity price risk, Wesco prefers to acquire entire businesses or invest in equity securities. When unable to do so, it may invest in mortgage-backed securities, government bonds or other interest-rate-sensitive investments. Wesco’s strategy is to acquire securities that are attractively priced in relation to perceived credit risk. Wesco recognizes and accepts that losses may occur.

      The fair values of Wesco’s fixed-maturity investments will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Additionally, fair values of these investments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

      The following table shows the estimated effects as of December 31, 2001 and 2000 of hypothetical overall increases and decreases in interest rates on the fair value of Wesco’s fixed-maturity investments and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Dollar amounts are in thousands.)

	December 31, 2001		December 31, 2000

	Fair Value of	Shareholders’	Fair Value of	Shareholders’
	Investments	Equity	Investments	Equity

As recorded	$924,160	$1,912,397	$839,683	$1,977,034
Hypothetical change in interest rate —
1 percentage point decrease	932,101	1,917,558	845,362	1,980,725
1 percentage point increase	897,765	1,895,240	821,564	1,965,257
2 percentage point increase	857,062	1,868,783	788,864	1,944,002
3 percentage point increase	805,013	1,834,951	756,308	1,922,840

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

FORWARD-LOOKING STATEMENTS

      Certain written or oral representations of management stated herein or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.

      Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to, changes in market prices of Wesco’s significant equity investees, the occurrence of one or more catastrophic events such as hurricanes or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of securities or the industries in which Wesco and its affiliates do business, especially those affecting the property and casualty insurance industry.

Item 8. Financial Statements

      Following is an index to financial statements and related schedules of Wesco appearing in this report:

Page
Financial Statements	Number(s)

Independent auditors’ report	31
Consolidated balance sheet — December 31, 2001 and 2000	32
Consolidated statement of income — years ended December 31, 2001, 2000 and 1999	33
Consolidated statement of changes in shareholders’ equity — years ended December 31, 2001, 2000 and 1999	34
Consolidated statement of cash flows — years ended December 31, 2001, 2000 and 1999	35
Notes to consolidated financial statements	36 – 44

      Listed below are financial statement schedules required by the Securities and Exchange Commission to be included in this report. The data appearing therein should be read in conjunction with the consolidated financial statements and notes of Wesco and the independent auditors’ report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2001 and 2000, and years ended December 31, 2001, 2000 and 1999	I	45 – 46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable, as there were no such changes or disagreements.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth in the sections entitled “Election of Directors” and “Executive Officers” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 8, 2002 (the “2002 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth in the section “Compensation of Directors and Executive Officers” in the 2002 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth in the sections “Voting Securities and Holders Thereof” and “Requirements for Reporting Securities Ownership” in the 2002 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Holders Thereof,” “Compensation of Directors and Executive Officers” and “Board of Director Interlocks and Insider Participation” in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

      3a.     Articles of incorporation and by-laws of Wesco

      21.     List of subsidiaries.

      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2001. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	Charles T. Munger Chairman of the Board (principal executive officer)	March 20, 2002

By:	Robert H. Bird President (principal operating officer)	March 20, 2002

By:	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	March 20, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird Director	March 20, 2002

Carolyn H. Carlburg Director	March 20, 2002

Robert E. Denham Director	March 20, 2002

James N. Gamble Director	March 20, 2002

Charles T. Munger Director	March 20, 2002

David K. Robinson Director	March 20, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Wesco Financial Corporation

      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Omaha, Nebraska

March 5, 2002

WESCO FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2001	2000

ASSETS
Cash and cash equivalents	$120,784	$153,810
Investments:
Securities with fixed maturities	924,160	839,683
Marketable equity securities	667,262	833,937
Accounts receivable	43,871	38,444
Rental furniture	212,586	244,847
Property and equipment	47,916	53,833
Goodwill of acquired businesses	264,465	260,037
Other assets	38,649	36,324

	$2,319,693	$2,460,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$61,879	$39,959
Deferred furniture rental income and security deposits	23,796	27,669
Accounts payable and accrued expenses	36,794	33,881
Notes payable	33,649	56,035
Income taxes payable, principally deferred	225,665	305,175
Other liabilities	25,513	21,162

	407,296	483,881

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Capital in excess of par value	23,319	23,319
Unrealized appreciation of investments, net of taxes	372,267	480,469
Retained earnings	1,509,691	1,466,126

Total shareholders’ equity	1,912,397	1,977,034

	$2,319,693	$2,460,915

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2001	2000	1999

Revenues:
Sales and service revenues	$443,628	$426,096	$64,571
Insurance premiums earned	43,031	23,783	17,655
Dividend and interest income	70,981	59,759	49,679
Realized net securities gains	—	1,311,270	11,186
Other	3,439	3,056	4,600

	561,079	1,823,964	147,691

Costs and expenses:
Cost of products and services sold	144,712	146,649	50,728
Insurance losses, loss adjustment and underwriting expenses	46,682	19,392	7,366
Selling, general and administrative expenses	276,712	227,954	11,468
Interest expense	4,169	5,235	2,549
Goodwill amortization	7,476	6,342	782

	479,751	405,572	72,893

Income before income taxes	81,328	1,418,392	74,798
Provision for income taxes	(28,792)	(495,922)	(20,655)

Net income	$52,536	$922,470	$54,143

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$7.38	$129.56	$7.60
Cash dividends	1.26	1.22	1.18

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Shareholders’ Equity					Total
						Compre-
		Capital in	Unrealized			hensive
	Capital	Excess of	Appreciation	Retained		Income
	Stock	Par Value	of Investments	Earnings	Total	(Loss)

Balance, December 31, 1998	$7,120	$23,319	$1,686,716	$506,601	$2,223,756
Net income				54,143	54,143
Decrease in unrealized appreciation of investments, net of income tax effect of $197,478			(366,855)		(366,855)	$(319,983)

Reversal of unrealized appreciation upon inclusion of realized net gains in net income			(7,271)		(7,271)
Cash dividends declared and paid				(8,401)	(8,401)

Balance, December 31, 1999	7,120	23,319	1,312,590	552,343	1,895,372
Net income				922,470	922,470
Increase in unrealized appreciation of investments, net of income tax effect of $11,248			20,262		20,262	$90,349

Reversal of unrealized appreciation upon inclusion of realized net gains in net income			(852,383)		(852,383)
Cash dividends declared and paid				(8,687)	(8,687)

Balance, December 31, 2000	7,120	23,319	480,469	1,466,126	1,977,034
Net income				52,536	52,536
Decrease in unrealized appreciation						$(55,666)
of investments, net of income tax
effect of $58,634			(108,202)		(108,202)
Cash dividends declared and paid				(8,971)	(8,971)

Balance, December 31, 2001	$7,120	$23,319	$372,267	$1,509,691	$1,912,397

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$52,536	$922,470	$54,143
Adjustments to reconcile net income with cash flows from operating activities —
Realized securities gains, net, before taxes	—	(1,311,270)	(11,186)
Provision for depreciation and amortization, net	65,564	47,203	1,995
Increase (decrease) in liabilities for insurance losses and loss adjustment expenses	21,920	6,317	(3,809)
Increase (decrease) in income taxes payable	(20,876)	20,398	(11,297)
Proceeds from sales of rental furniture, less gross profit included in net income	44,225	34,252	—
Other, net	1,174	9,124	(6,422)

Net cash flows from operating activities	164,543	(271,506)	23,424

Cash flows from investing activities:
Purchases of securities with fixed maturities	(719,769)	(1,204,104)	(413,659)
Maturities and redemptions of securities with fixed maturities	631,639	20,385	21,772
Sales of marketable equity securities	—	1,396,997	58,900
Sales of securities with fixed maturities	—	674,660	90,788
Acquisition of businesses, net of cash and cash equivalents acquired	(20,009)	(394,523)	—
Purchases of rental furniture	(56,065)	(103,693)	—
Other, net	(2,008)	(7,450)	3,473

Net cash flows from investing activities	(166,212)	382,272	(238,726)

Cash flows from financing activities:
Increase (decrease) in notes payable	9,714	—	(30,000)
Repayments of line of credit borrowings, net	(32,100)	(14,600)	—
Payment of cash dividends	(8,971)	(8,687)	(8,401)

Net cash flows from financing activities	(31,357)	(23,287)	(38,401)

Increase (decrease) in cash and cash equivalents	(33,026)	87,479	(253,703)
Cash and cash equivalents — beginning of year	153,810	66,331	320,034

Cash and cash equivalents — end of year	$120,784	$153,810	$66,331

Supplementary disclosures:
Interest paid during year	$4,356	$4,818	$2,953
Income taxes paid, net, during year	49,668	491,288	31,952

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except for amounts per share

Note 1. Presentation

      Wesco Financial Corporation (“Wesco”) is 80.1%-owned by Blue Chip Stamps (“Blue Chip”), which in turn is wholly owned by Berkshire Hathaway Inc. (“Berkshire”).

      Wesco’s consolidated financial statements include the accounts of Wesco and its subsidiaries, which, with one minor exception, are all either directly or indirectly wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Intercompany balances and transactions have been eliminated in the preparation of the consolidated statements.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. For example, the process of establishing loss reserves for property and casualty insurance is subject to considerable estimation error due to the inherent uncertainty in projecting the claim amounts that will be reported and ultimately paid over many years. Although the amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco’s management does not believe such differences would have a material adverse effect on reported shareholders’ equity.

      Wesco’s management does not believe that any accounting pronouncements required to be adopted after yearend 2001 will have a material effect on reported shareholders’ equity. However, Statement of Financial Accounting Standards (“SFAS”) No. 142 is likely to materially affect consolidated earnings beginning in 2002. See Note 2 for further explanation.

Note 2. Acquisitions and Goodwill

      In late February 2000, a wholly owned subsidiary of Wesco acquired all of the outstanding common stock of CORT for approximately $386 million cash pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT’s accounts included in the consolidated financial statements as of the date of acquisition. CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or tradeshow furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

      The following unaudited table presents pro forma consolidated operating data for Wesco and its subsidiaries for the years ended December 31, 2000 and 1999 as if CORT had been acquired on January 1, 1999. It reflects (1) elimination of estimated income that would have been earned if investments liquidated in 2000 to fund most of the purchase had been liquidated on January 1, 1999, (2) inclusion of interest expense as if line-of-credit borrowings arranged in 2000 to fund a portion of the purchase had been made on January 1, 1999, and (3) amortization of the excess of purchase price over fair value of identified net assets acquired (goodwill) over 40 years beginning January 1, 1999.

	Year Ended December 31,

	2000	1999

Sales and service revenues	$476,322	$418,655
Total revenues	1,871,690	479,790
Net income	923,367	63,159
Per Wesco capital share	129.69	8.87

      During 2000 and 2001, CORT purchased various small companies engaged in the furniture rental business. These acquisitions have been accounted for as purchases, and the results of their operations have been included in CORT’s since the dates of acquisition. Pro forma disclosures have not been provided inasmuch as the acquisitions, taken as a whole in each year, were immaterial.

      At December 31, 2001, the unamortized balance of goodwill carried as an asset on Wesco’s consolidated balance sheet was $264,465, of which $237,474 related to CORT and the balance to KBS, acquired in 1996. Amortization has been provided on a straight-line basis, principally over 40 years.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” changing from an accounting model that required amortization of goodwill, supplemented by impairment tests, to an accounting model based solely on impairment tests. SFAS No. 142 also provided guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 will be effective for Wesco at the beginning of 2002. Wesco’s management believes that implementation will probably have a material effect on Wesco’s consolidated earnings beginning in 2002 and on the comparability of such earnings with those of prior periods. The consolidated statement of income for the years ended December 31, 2001, 2000 and 1999 includes goodwill amortization of $6,814, $5,867 and $782, after income taxes, respectively.

Note 3. Investments

      Cash equivalents consist of funds invested in money-market accounts and in other investments maturing in less than three months from date acquired.

      Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Wesco classifies all of its equity and fixed-maturity investments as available-for-sale; they are carried at fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported as a separate component of shareholders’ equity.

      The unrealized appreciation component declined in proportion to total shareholders’ equity from 24% at 2000 yearend to 19% at 2001 yearend. Because unrealized appreciation is based upon current, typically fluctuating market quotations, the gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. The amounts and timing of realizations of securities gains and losses have no predictive or practical analytical value.

      Realized gains and losses on sales of investments, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value. Once the carrying value of an investment has been written

Dollar amounts in thousands except for amounts per share

down to reflect an other-than-temporary decline, any subsequent increase in market or fair value is credited, net of taxes, directly to shareholders’ equity.

      Following is a summary of securities with fixed maturities:

	December 31, 2001		December 31, 2000

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Obligations of U. S. government and its agencies	$23,419	$22,394	$188,194	$188,189
Other	2,700	2,700	4,301	4,284

	26,119	25,094	192,495	192,473
Mortgage-backed securities	886,186	899,066	635,173	647,210

	$912,305	$924,160	$827,668	$839,683

      At 2001 yearend, the estimated fair values of securities with fixed maturities contained $13,918 of unrealized gains and $2,063 of unrealized losses, compared with $12,069 of unrealized gains and $54 of unrealized losses at 2000 yearend.

      Fixed-maturity investments other than mortgage-backed securities at 2001 yearend are expected to mature as follows:

	Amortized	Carrying
	Cost	Value

In one year or less	$7,235	$7,282
After one year through five years	204	209
After five years through ten years	9,339	9,281
After ten years	9,341	8,322

	$26,119	$25,094

      Following is a summary of marketable equity securities (all common stocks):

		December 31, 2001		December 31, 2000

			Quoted		Quoted
			Market		Market
	Number of		(Carrying)		(Carrying)
	Shares	Cost	Value	Cost	Value

The Coca-Cola Company	7,205,600	$40,761	$339,744	$40,761	$439,095
The Gillette Company	6,400,000	40,000	213,760	40,000	231,200
Other		27,020	113,758	27,020	163,642

		$107,781	$667,262	$107,781	$833,937

      There were no unrealized losses with respect to marketable equity securities at December 31, 2001 or December 31, 2000.

Dollar amounts in thousands except for amounts per share

      Realized investment gains (losses), before income taxes, from sales and redemptions of investments are summarized below for each of the past three years:

	2001	2000	1999

Securities with fixed maturities —
Gross realized gains	$—	$3,012	$7,504
Gross realized losses	—	(8,644)	(2,714)
Marketable equity securities —
Gross realized gains	—	1,318,060	6,396
Gross realized losses	—	(1,158)	—

	$—	$1,311,270	$11,186

Note 4. Insurance Business Accounting

      Insurance premiums are generally recognized as earned revenues pro rata over the term of each contract. Unearned insurance premiums of $24,897 and $17,006 at December 31, 2001 and 2000 are included in other liabilities on the consolidated balance sheet.

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

      In the third quarter of 2001, Wes-FIC recorded a provision of $10,000 ($6,500 after income tax effect), reflecting estimated insurance loss and expenses relating to the September 11, 2001 terrorist activity. The amount is subject to considerable estimation error. Wes-FIC’s management believes it will take years to resolve complicated coverage issues, which could produce a material change in the ultimate loss amount.

      Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.

Dollar amounts in thousands except for amounts per share

      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2001	2000	1999

Balance at beginning of year	$39,959	$33,642	$36,731
Less ceded liabilities	(50)	—	—

Net balance at beginning of year	39,909	33,642	36,731

Incurred losses recorded during year —
For current year	35,913	16,195	8,556
For all prior years	(2,336)	(4,099)	(5,819)

Total incurred losses	33,577	12,096	2,737

Payments made during year —
For current year	3,597	2,521	2,175
For all prior years	8,010	3,308	3,651

Total payments	11,607	5,829	5,826

Net liabilities at end of year	61,879	39,909	33,642
Plus ceded liabilities	—	50	—

Gross liabilities at end of year	$61,879	$39,959	$33,642

      Payment of dividends by insurance subsidiaries is restricted by insurance statutes and regulations. In 2002, without prior regulatory approval, Wesco can receive dividends from its insurance subsidiaries up to approximately $180,240.

      Combined shareholders’ equity of Wesco’s insurance subsidiaries determined pursuant to statutory accounting rules exceeded corresponding GAAP equity of $1,826,000 by approximately $23,000 at December 31, 2001, compared to $220,000 at December 31, 2000. The principal reason for the decrease was that, unlike GAAP, statutory rules did not require recognition of deferred income taxes on unrealized appreciation of equity securities until January 1, 2001. The main remaining differences between statutory and GAAP insurance accounting involve deferred taxes on fixed-income investments and goodwill amortization.

      One area of particular concern to the insurance industry is its exposure to claims for environmental contamination. Wes-FIC’s exposure to such claims is believed to be minimal.

Note 5. Furniture Rental Business Accounting

      Effective with the acquisition of CORT in February 2000 (see Note 2), Wesco’s principal source of sales and service revenues is from rental and sale of furniture. Rentals are recognized as revenue in the month due; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance, inventory losses and cost of furniture sold.

      Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. It is carried on the consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

Dollar amounts in thousands except for amounts per share

      Following is a breakdown of rental furniture:

	December 31,

	2001	2000

Cost of rental furniture	$262,388	$258,677
Less accumulated depreciation	(49,802)	(13,830)

	$212,586	$244,847

Note 6. Notes Payable

      Following is a summary of notes payable, at yearend:

	December 31,

	2001	2000

Revolving line of credit	$20,300	$52,400
Other	13,349	3,635

	$33,649	$56,035

      The line of credit, used in the furniture rental business, totals $150,000 and is unsecured. The weighted average rate of interest on amounts outstanding at December 31, 2001 was 3.3%.

      The $13,349 of other notes payable at December 31, 2001 mature as follows: 2002, $1,035; 2006, $9,714; thereafter, $2,600. The main component of this group is convertible notes of a subsidiary of CORT, which bear interest at 8% payable quarterly in cash or issuance of additional notes.

      Estimated fair market values of notes payable at December 31, 2001 and December 31, 2000 totaled approximately $33,756 and $56,132. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

      No materially restrictive covenants are included in any of the various debt agreements.

Note 7. Income Taxes

      Following is a breakdown of income taxes payable at 2001 and 2000 yearends:

	December 31,

	2001	2000

Deferred tax liabilities, relating to —
Appreciation of investments	$199,070	$257,789
Other items	71,880	40,617

	270,950	298,406
Deferred tax assets	(44,740)	(19,027)

Net deferred tax liabilities	226,210	279,379
Taxes currently payable (recoverable)	(545)	25,796

Income taxes payable	$225,665	$305,175

      Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under GAAP, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes has been charged or credited to

Dollar amounts in thousands except for amounts per share

shareholders’ equity, as in the case of unrealized appreciation of investments. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2001	2000	1999

Federal	$29,225	$493,859	$20,316
State	(433)	2,063	339

Provision for income taxes	$28,792	$495,922	$20,655

Current	$28,461	$495,145	$23,818
Deferred provision (benefit)	331	777	(3,163)

Provision for income taxes	$28,792	$495,922	$20,655

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(9.5)	(0.3)	(8.1)
Goodwill amortization	7.2	0.4	1.0
State income taxes, less federal tax benefit	(0.3)	0.1	0.3
Other differences, net	3.0	(0.2)	(0.6)

Effective income tax provision rate	35.4%	35.0%	27.6%

      Wesco and its subsidiaries join with other Berkshire entities in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. Returns have been examined by and settled with the Internal Revenue Service through 1988.

Dollar amounts in thousands except for amounts per share

Note 8. Quarterly Financial Information

      Unaudited quarterly consolidated financial information for 2001 and 2000 follows:

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Total revenues	$130,259	$136,909	$144,060	$149,851

Net income	$6,422	$11,191	$15,106	$19,817
Per Wesco capital share	.91	1.57	2.12	2.78

	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000

Operating revenues	$144,631	$146,840	$139,880	$81,343
Realized net securities gains	44,136	653,407	430,322	183,405

Total revenues	$188,767	$800,247	$570,202	$264,748

Net income excluding securities gains	$19,803	$18,413	$18,371	$13,500
Per Wesco capital share	2.78	2.58	2.58	1.90
Realized net securities gains, less related income taxes	28,688	424,773	279,710	119,212
Per Wesco capital share	4.03	59.66	39.29	16.74

Net income	$48,491	$443,186	$298,081	$132,712
Per Wesco capital share	6.81	62.24	41.87	18.64

      No securities gains or losses were realized in 2001.

Note 9. Business Segment Data

      Consolidated financial information for each of the past three years is presented in the table on the next page. It is broken down as to Wesco’s three business segments, including the furniture rental segment, which was created in February 2000 upon the acquisition of CORT (see Note 2).

      The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. Its business has included retrocessions from wholly owned insurance subsidiaries of Berkshire and reinsurance with unaffiliated insurance companies. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. In addition to generating insurance premiums, Wesco’s insurance segment has derived dividend and interest income from the investment of float (premiums received before payment of related claims and expenses) as well as shareholder’s equity.

      The industrial segment includes the operating accounts of Precision Steel and its subsidiaries. The Precision Steel group operates two service centers, which buy steel and other metals in the form of sheets or strips, cut these to order and sell them directly to a wide variety of industrial customers throughout the United States. The Precision Steel group also manufactures shim stock and other toolroom specialty items and sells them, along with hose and muffler clamps, nationwide, generally through distributors.

      Wesco’s consolidated realized net securities gains — most of which have resulted from sales of investments held by its insurance subsidiaries — and goodwill of acquired businesses and related amortization, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate,

Dollar amounts in thousands except for amounts per share

together with related revenues and expenses, (3) the assets, revenues and expenses of the parent company, and (4) related income taxes.

	2001	2000	1999

Insurance segment:
Premiums earned	$43,031	$23,783	$17,655
Dividend and interest income	70,048	59,241	49,098
Provision for income taxes	(21,143)	(18,114)	(14,995)
Net income	45,254	45,518	44,392
Depreciation and amortization other than of discounts and premiums of investments	39	44	44
Capital expenditures	23	39	79
Assets at yearend	1,724,612	1,820,244	2,611,194

Furniture rental segment:
Revenues	$395,414	$361,055	$—
Provision for income taxes	(7,601)	(18,160)	—
Net income	13,076	28,988	—
Depreciation and amortization other than of discounts and premiums of investments	53,429	48,657	—
Capital expenditures	1,605	6,967	—
Assets at yearend	286,269	325,048	—

Industrial segment:
Sales, service and other revenues	$48,440	$65,119	$64,686
Provision for income taxes	(474)	(907)	(1,677)
Net income	388	1,281	2,532
Depreciation and amortization	747	780	797
Capital expenditures	245	303	214
Assets at yearend	19,044	22,537	23,252

Goodwill of acquired businesses:
Amortization, net of income taxes	$(6,814)	$(5,867)	$(782)
Assets at yearend	264,465	260,037	28,556

Realized net securities gains:
Before taxes (included in revenues)	$—	$1,311,270	$11,186
After taxes (included in net income)	—	852,383	7,271

Other items unrelated to business segments:
Dividend and interest income	$885	$518	$1,145
Other revenues	3,261	2,978	4,512
Provision for income taxes	(236)	(329)	(69)
Net income	632	167	730
Depreciation and amortization	360	367	372
Capital expenditures	135	197	112
Assets at yearend	25,303	33,049	26,013

Reconciliations:
Total revenues set forth above	$561,079	$1,823,964	$148,282
Less intersegment interest	—	—	(591)

Total consolidated revenues	$561,079	$1,823,964	$147,691

Total assets set forth above	$2,319,693	$2,460,915	$2,689,015
Less intersegment advances	—	—	(36,820)

Total consolidated assets	$2,319,693	$2,460,915	$2,652,195

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2001	2000

Assets:
Cash and cash equivalents	$28	$26
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,009,026	2,063,073
Other assets	10	23

	$2,009,064	$2,063,122

Liabilities and shareholders’ equity:
Advances from subsidiaries	$92,487	$83,140
Notes payable	1,035	1,035
Income taxes payable, principally deferred	3,119	1,888
Other liabilities	26	25

Total liabilities	96,667	86,088
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	1,912,397	1,977,034

	$2,009,064	$2,063,122

STATEMENT OF INCOME

(Dollar amounts in thousands)

	Year Ended December 31,

	2001	2000	1999

Revenues:
Dividend and interest income	$1	$1	$675
Other	—	—	46

	1	1	721

Expenses:
Interest, including intercompany interest of $1,899, $2,789 and $591	1,978	2,868	2,939
General and administrative	512	483	437

	2,490	3,351	3,376

Loss before items shown below	(2,489)	(3,350)	(2,655)
Income tax benefit	870	1,119	1,247
Equity in undistributed earnings of subsidiaries	54,155	924,701	55,551

Net income	$52,536	$922,470	$54,143

See notes to accompanying consolidated financial statement

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$52,536	$922,470	$54,143
Adjustments to reconcile net income with cash flows from operating activities —
Increase (decrease) in income taxes payable currently	1,231	(411)	(347)
Equity in undistributed earnings of subsidiaries	(54,155)	(924,701)	(55,551)
Other, net	14	—	(302)

Net cash flows from operating activities	(374)	(2,642)	(2,057)

Cash flows from investing activities:
Principal collections on loans, and other items	—	377	475

Net cash flows from investing activities	—	377	475

Cash flows from financing activities:
Advances from subsidiaries, net	9,347	10,955	39,983
Repayment of Notes due November 1, 1999.	—	—	(30,000)
Payment of cash dividends	(8,971)	(8,687)	(8,401)

Net cash flows from financing activities	376	2,268	1,582

Increase in cash and cash equivalents	2	3	—
Cash and cash equivalents — beginning of year	26	23	23

Cash and cash equivalents — end of year	$28	$26	$23

Supplementary disclosures:
Noncash investing activities — Investments contributed to subsidiary	$—	$—	$28,895

See notes to accompanying consolidated financial statements

WESCO FINANCIAL CORPORATION
COMMISSION FILE NUMBER 1-4720
EXHIBITS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

INCORPORATED
	DESCRIPTION	FILED	BY REFERENCE

3a.	Articles of Incorporation and By-Laws of Wesco Financial Corporation		X
21.	List of Subsidiaries	X