Form 10-Q
period 2002-03-31
WESCO FINANCIAL CORP
filed 2002-05-15
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2002 or

Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from___________________ to_________________

Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of incorporation or organization)	95-2109453 (I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California    91101-1901

(Address of Principal Executives Offices)  (Zip Code)

626/585-6700

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 8, 2002

WESCO FINANCIAL CORPORATION FINANCIAL STATEMENTS FILED WITH FORM 10-Q FOR QUARTER ENDED MARCH 31, 2002 INDEX
CONDENSED CONSOLIDATED STATEMENT OF
CONDENSED CONSOLIDATED BALANCE SHEET
WESCO FINANCIAL CORPORATIONCONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT“S DISCUSSION AND ANALYSIS OF

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 10 through 15.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits — None

(b) Reports on Form 8-K — None

SIGNATURES

         Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date: May 14, 2002	By:	/s/ Jeffrey L. Jacobson Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial officer)

WESCO FINANCIAL CORPORATION
FINANCIAL STATEMENTS FILED WITH FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2002

INDEX

Page(s)

Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2002 and March 31, 2001	4

Condensed consolidated balance sheet — March 31, 2002 and December 31, 2001	5

Condensed consolidated statement of cash flows — three-month periods ended March 31, 2002 and March 31, 2001	6

Notes to condensed consolidated financial statements	7-9

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Revenues:

Sales and service revenues	$111,965	$120,531

Insurance premiums earned	12,899	8,677

Dividend and interest income	17,634	19,855

Other	811	788

	143,309	149,851

Costs and expenses:

Cost of products and services sold	37,062	39,452

Insurance losses, loss adjustment and underwriting expenses	11,928	7,179

Selling, general and administrative expenses	71,537	69,200

Interest expense	563	1,266

Goodwill amortization	—	1,831

	121,090	118,928

Income before income taxes	22,219	30,923

Provision for income taxes	(7,782)	(11,106)

Net income	14,437	19,817

Retained earnings — beginning of period	1,509,691	1,466,126

Cash dividends declared and paid	(2,314)	(2,242)

Retained earnings — end of period	$1,521,814	$1,483,701

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:

Net income	$2.03	$2.78

Cash dividends	$.325	$.315

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2002	2001

ASSETS

Cash and cash equivalents	$165,472	$120,784

Investments:

Securities with fixed maturities	901,963	924,160

Marketable equity securities	724,285	667,262

Rental furniture	224,665	212,586

Goodwill of acquired businesses	264,839	264,465

Other assets	145,606	130,436

	$2,426,830	$2,319,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses	$65,177	$61,879

Deferred furniture rental income and security deposits	25,004	23,796

Notes payable	53,506	33,649

Income taxes payable, principally deferred	252,590	225,665

Other liabilities	73,488	62,307

	469,765	407,296

Shareholders’ equity:

Capital stock and capital in excess of par value	30,439	30,439

Unrealized appreciation of investments, net of taxes	404,812	372,267

Retained earnings	1,521,814	1,509,691

Total shareholders’ equity	1,957,065	1,912,397

	$2,426,830	$2,319,693

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Cash flows from operating activities, net	$54,521	$35,907

Cash flows from investing activities:

Maturities of investments	135,274	208,838

Purchases of investments	(120,932)	(2,044)

Acquisition of business, net of cash and cash equivalents acquired	(30,185)	(16,470)

Purchases of rental furniture	(10,270)	(24,852)

Other, net	(1,263)	(1,054)

Net cash flows from investing activities	(27,376)	164,418

Cash flows from financing activities:

Net increase in notes payable	19,857	39,500

Payment of cash dividends	(2,314)	(2,242)

Net cash flows from financing activities	17,543	37,258

Increase in cash and cash equivalents	44,688	237,583

Cash and cash equivalents — beginning of period	120,784	153,810

Cash and cash equivalents — end of period	$165,472	$391,393

Supplementary information:

Interest paid during period	$530	$1,161

Income taxes paid (recovered), net, during period	(1,441)	21,394

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

Note 1

In management’s opinion, the condensed consolidated financial statements of Wesco Financial Corporation (“Wesco”) reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with generally accepted accounting principles.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” changing from an accounting model that required amortization of goodwill, supplemented by impairment tests, to an accounting model based solely on impairment tests. SFAS No. 142 also provided guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 became effective for Wesco at the beginning of 2002; as a result, the accompanying condensed consolidated financial statements do not reflect any goodwill amortization in 2002, compared to $1,831, before taxes, of goodwill amortization for the first quarter of 2001. Had Wesco adopted the provisions of SFAS No. 142 and ceased goodwill amortization as of the beginning of 2001, its after-tax income would have been $21,494 ($3.02 per share), an increase of $1,677 ($.24 per share) over earnings previously reported.

Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 36 through 44 of its 2001 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

Note 2

Following is a summary of securities with fixed maturities:

	March 31, 2002		December 31, 2001

	Amortized	Estimated Fair (Carrying)	Amortized	Estimated Fair (Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$751,475	$760,949	$886,186	$899,066

Other	145,410	141,014	26,119	25,094

	$896,885	$901,963	$912,305	$924,160

         Following is a summary of marketable equity securities (all common stocks):

	March 31, 2002		December 31, 2001

		Quoted Market (Carrying)		Quoted Market (Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$376,565	$40,761	$339,744

The Gillette Company	40,000	217,664	40,000	213,760

Other	27,020	130,056	27,020	113,758

	$107,781	$724,285	$107,781	$667,262

Note 3

The following table sets forth Wesco’s consolidated comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001:

	Three Months Ended

	March 31, 2002	March 31, 2001

Net income	$14,437	$19,817

Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($17,701) and $61,286	32,545	(113,396)

Comprehensive income (loss)	$46,982	$(93,579)

Note 4

Following is condensed consolidated financial information for Wesco, broken down by business segment:

	Three Months Ended

	March 31, 2002	March 31, 2001

Insurance segment:

Revenues	$30,395	$28,280
Net income	12,558	14,279
Assets at end of period	1,802,541	1,672,162

Furniture rental segment:

Revenues	$100,192$	105,958
Net income	1,754	6,775
Assets at end of period	315,193	347,564

Industrial segment:

Revenues	$11,780	$14,578
Net income (loss)	(4)	283
Assets at end of period	18,893	22,828

Goodwill of acquired businesses:

Amortization, net of income taxes	$—	$(1,677)
Assets at end of period	264,839	268,264

Other items unrelated to business segments:

Revenues	$942	$1,035
Net income	129	157
Assets at end of period	25,364	28,725

Consolidated totals:

Revenues	$143,309	$149,851
Net income	14,437	19,817

Assets at end of period	2,426,830	2,339,543

WESCO FINANCIAL CORPORATION
MANAGEMENT“S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to management’s discussion and analysis of Wesco’s consolidated financial condition and results of operations appearing on pages 18 through 27 of its 2002 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

         Wesco’s shareholders’ equity at March 31, 2002 was approximately $1.96 billion ($275 per share), compared to $1.91 billion ($269 per share) at December 31, 2001. The increase was due mainly to an increase in appreciation in market value of investments, which under accounting convention, is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation, which constituted 21% of shareholders’ equity at March 31, 2002.

         At March 31, 2002, Wesco’s consolidated cash and cash equivalents totaled $165.5 million, up from $120.8 million at December 31, 2001. The $44.7 million increase resulted from a number of factors as shown in the condensed consolidated statement of cash flows in the accompanying statements.

         Wesco’s consolidated borrowings totaled $53.5 million at March 31, 2002 versus $33.6 million at December 31, 2001. The increased borrowings related to an acquisition by CORT early in 2002, which it financed using its revolving line of credit.

         Wesco’s management continues to believe that the Wesco group has adequate liquidity and financial resources to cover existing liquidity requirements and provide for contingent needs.

RESULTS OF OPERATIONS

         The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Goodwill amortization was discontinued in connection with the adoption of new accounting standards required by Statement of Financial Standards No. 142, “Goodwill Other Intangible Assets,” effective in 2002. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Insurance segment	$12,558	$14,279

Furniture rental segment	1,754	6,775

Industrial segment	(4)	283

Unrelated to business segment operations—
Goodwill amortization	—	(1,677)

Other nonsegment items	129	157

Consolidated net income	$14,437	$19,817

Insurance Segment

         The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Premiums written	$13,492	$10,632

Premiums earned	$12,899	$8,677

Underwriting gain	$971	$1,498

Dividend and interest income	17,496	19,603

Income before income taxes	18,467	21,101

Income tax provision	(5,909)	(6,822)

Segment net income	$12,558	$14,279

         Premiums written for the first quarters of 2002 and 2001 included $8.0 million and $5.7 million related to Wes-FIC. The remainder in each quarter was attributable to KBS. The Wes-FIC increase was attributable principally to its ongoing participation in a three-year arrangement for reinsurance of certain property and casualty exposure ceded by a large, unaffiliated insurer.

         Earned premiums for the first quarters of 2002 and 2001 included $8.4 million and $4.5 million attributable to Wes-FIC. The balance for each period was attributable to KBS. The increase in Wes-FIC’s premiums earned was due mainly to the reinsurance participation described in the preceding paragraph.

         The underwriting gains reported for the quarters ended March 31, 2002 and 2001 were attributable to the profitable underwriting results of KBS. The decrease in underwriting gain for the first quarter of 2002 from the comparable prior year figure resulted mainly from an increase in losses incurred by KBS.

         Dividend and interest income declined for the quarter ended March 31, 2002 from the comparable prior year figure due principally to a change in mix of fixed-maturity investments.

         The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to fluctuations in the relationship of substantially tax-exempt components of income to total pre-tax income.

Furniture Rental Segment

         The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its Relocation Central Corporation subsidiary (“Relocation Central”). Following is a summary of segment operating results for the quarters ended March 31, 2002 and March 31, 2001. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenues:

Furniture rentals	$81,939	$88,895

Furniture sales	18,253	17,063

Total revenues	$100,192	$105,958

Income before income taxes	$3,594	$10,976

Income tax provision	(1,840)	(4,201)

Segment net income	$1,754	$6,775

         Furniture rental segment revenues for the first quarter of 2002 decreased $5.8 million, or 5.4%, from those reported for the comparable 2001 period. Rental revenues for the quarter declined $7.0 million, or 7%. Excluding rental revenues from locations acquired since the 2001 period, trade show operations and $1.3 million generated by Relocation Central from the start-up of its apartment locator operation, rental revenues for the first quarter of 2002 decreased approximately 20.8% from those reported for the comparable 2001 period. The number of furniture leases outstanding continued the downward trend begun in late 2000, reflecting continued weakness of the economy. Furniture sales revenues increased approximately 7% for the current quarter. Excluding sales revenues resulting from an acquisition in January 2002, furniture sales decreased by approximately 3.5%, also reflecting weakness in the economy.

         Income or loss before income taxes and net income of the furniture rental segment are dependent not only on revenues, but also on operating expenses and cost of rentals and sales. The drop in first quarter income before income taxes from 2001 to 2002 (10.4% to 3.6% of revenues) was caused principally by a decline in gross profit due to the decline in revenues coupled with a slight increase in cost of rentals and sales (from 26.1% to 27.2% of revenues). In addition, selling, general and administrative expenses increased: The 2002 quarter included expenses related to the January 2002 acquisition as well as increased expenses of Relocation Central, which began operations in January 2001; these more than offset significant expense reductions realized by CORT on its older operations.

Industrial Segment

         Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenues, principally sales and services	$11,780	$14,578

Income (loss) before income taxes	$(7)	$468

Income tax (provision) benefit	3	(185)

Segment net income (loss)	$(4)	$283

         Industrial segment revenues for the first quarter of 2002 decreased $2.8 million, or 19.2 % percent, from those reported for the first quarter of 2001. Pounds of steel products sold decreased 16.2%. These declines resulted principally from weakness in the manufacturing sector of the economy coupled with further increases in competitive pressures above those already existing at the end of 2001.

         Income or loss before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.2% for the first quarter of 2002 versus 81.1% for the comparable period last year. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

         Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Goodwill amortization, before income tax effect	$—	$(1,831)

Income tax benefit	—	154

	$—	$(1,677)

Other nonsegment items, net, before income tax effect	$165	$211

Income tax provision	(36)	(54)

	$129	$157

         As explained in Note 1 to the accompanying condensed consolidated financial statements, Wesco discontinued amortization of goodwill effective as of the beginning of 2002, as required by the Financial Accounting Standards Board. Goodwill amortization for 2001 related principally to CORT.

         Realized gains and losses on investments, when they occur, are classified by Wesco as nonsegment items. These realizations tend to fluctuate in amount from period to period, sometimes impacting net income significantly, and their amounts and timing have no predictive or practical analytical value. No securities gains or losses were realized during the first quarter of 2002 or the entire calendar year ended December 31, 2001.

         Other nonsegment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by real estate and other expenses.

* * * * *

         Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.0% and 35.9% for the quarters ended March 31, 2002 and March 31, 2001.

CRITICAL ACCOUNTING POLICIES

         In applying certain accounting policies, Wesco is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate.

         Wesco accrues liabilities for unpaid property and casualty insurance and reinsurance losses based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain liability or workers’ compensation claims may take years to settle, especially if legal action is involved.

         Wesco uses a variety of techniques to establish the liabilities for unpaid claims recorded at the balance sheet date. While techniques may vary, all employ significant judgments and assumptions. Techniques may involve detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience, the experience of clients or industry experience. Techniques may vary depending on the type of claim being estimated. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

         Wesco’s condensed consolidated balance sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $65.2 million at March 31, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will likely differ from the currently recorded amounts. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change. Such changes are not expected to materially affect Wesco’s shareholders’ equity.

         Wesco’s financial position reflects large amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models.

         Wesco’s Consolidated Balance Sheet as of March 31, 2002 includes goodwill of acquired businesses of approximately $265 million. These amounts have been recorded as a result of Wesco’s prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Wesco as of January 1, 2002, periodic amortization ceased.

         A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Wesco’s reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged off as an impairment loss.

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