Form 10-Q
period 2002-06-30
WESCO FINANCIAL CORP
filed 2002-08-14
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2002 or

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

     Indicate the number of shares outstanding of each of the issuer“s classes of common stock, as of the latest practicable date. 7,119,807 as of August 8, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements of Wesco Financial Corporation, listed in the accompanying index, are incorporated as an integral part of this report.

Item 2. Management“s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 10 through 16.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See page 16.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 8, 2002, at which meeting the shareholders reelected all of its Directors:

	Favorable	Votes
Name	Votes	Withheld

Charles T. Munger	6,846,421	69,626
Robert H. Bird	6,839,481	76,566
Carolyn H. Carlburg	6,903,670	12,377
Robert E. Denham	6,903,064	12,983
James N. Gamble	6,793,221	122,826
Elizabeth Caspers Peters	6,889,065	26,982
David K. Robinson	6,896,301	19,746

There were no abstentions or broker non-votes. No other matters were voted upon at the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits — None

(b) Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date: August 14, 2002	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial officer)

WESCO FINANCIAL CORPORATION
FINANCIAL STATEMENTS FILED WITH FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2002

INDEX

Page(s)

Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2002 and June 30, 2001	4

Condensed consolidated balance sheet — June 30, 2002 and December 31, 2001	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2002 and June 30, 2001	6

Notes to condensed consolidated financial statements	7-9

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Sales and service revenues	$111,928	$116,203	$223,893	$236,734
Insurance premiums earned	13,192	8,900	26,091	17,577
Dividend and interest income	18,448	18,174	36,082	38,029
Other	829	783	1,640	1,571

	144,397	144,060	287,706	293,911

Costs and expenses:
Cost of products and services sold	36,917	36,955	73,979	76,407
Insurance losses, loss adjustment and underwriting expenses	12,919	7,257	24,847	14,436
Selling, general and administrative expenses	72,778	73,328	144,315	142,528
Interest expense	510	1,447	1,073	2,713
Goodwill amortization	—	1,878	—	3,709

	123,124	120,865	244,214	239,793

Income before income taxes	21,273	23,195	43,492	54,118
Provision for income taxes	(6,393)	(8,089)	(14,175)	(19,195)

Net income	14,880	15,106	29,317	34,923
Retained earnings — beginning of period	1,521,814	1,483,701	1,509,691	1,466,126
Cash dividends declared and paid	(2,315)	(2,243)	(4,629)	(4,485)

Retained earnings — end of period	$1,534,379	$1,496,564	$1,534,379	$1,496,564

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.09	$2.12	$4.12	$4.90

Cash dividends	$.325	$.315	$.650	$.630

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2002	2001

ASSETS

Cash and cash equivalents	$85,396	$120,784
Investments:
Securities with fixed maturities	1,001,109	924,160
Marketable equity securities	741,996	667,262
Rental furniture	216,302	212,586
Goodwill of acquired businesses	264,930	264,465
Other assets	154,487	130,436

	$2,464,220	$2,319,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses	$67,358	$61,879
Deferred furniture rental income and security deposits	23,344	23,796
Notes payable	41,975	33,649
Income taxes payable, principally deferred	253,362	225,665
Other liabilities	85,460	62,307

	471,499	407,296

Shareholders’ equity:
Capital stock and capital in excess of par value	30,439	30,439
Unrealized appreciation of investments, net of taxes	427,903	372,267
Retained earnings	1,534,379	1,509,691

Total shareholders’ equity	1,992,721	1,912,397

	$2,464,220	$2,319,693

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities, net	$87,223	$64,034

Cash flows from investing activities:
Maturities of investments	221,245	366,653
Purchases of investments	(288,936)	(251,474)
Acquisition of business, net of cash and cash equivalents acquired	(30,285)	(16,514)
Purchases of rental furniture	(25,643)	(40,561)
Other, net	(2,689)	(2,218)

Net cash flows from investing activities	(126,308)	55,886

Cash flows from financing activities:
Net increase in notes payable	8,326	20,100
Payment of cash dividends	(4,629)	(4,485)

Net cash flows from financing activities	3,697	15,615

Increase (decrease) in cash and cash equivalents	(35,388)	135,535
Cash and cash equivalents — beginning of period	120,784	153,810

Cash and cash equivalents — end of period	$85,396	$289,345

Supplementary information:
Interest paid during period	$1,065	$2,559
Income taxes paid, net, during period	16,632	43,461

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” changing from an accounting model that required amortization of goodwill, supplemented by impairment tests, to an accounting model based solely on impairment tests. SFAS No. 142 also provided guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 became effective for Wesco at the beginning of 2002; as a result, the accompanying condensed consolidated financial statements do not reflect any goodwill amortization in 2002, compared to $1,878, before taxes, of goodwill amortization for the second quarter, and $3,709 for the first six months, of 2001. Had Wesco adopted the provisions of SFAS No. 142 and ceased goodwill amortization as of the beginning of 2001, its after-tax income in 2001 would have been $16,813 ($2.36 per share) for the second quarter, and $38,307 ($5.38 per share) for the first six months, representing increases in after-tax earnings of $1,707 ($.24 per share) for the second quarter, and $3,384 ($.48 per share) for the first six months.

     Reference is made to the notes to Wesco“s consolidated financial statements appearing on pages 36 through 44 of its 2001 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

Note 2

     Following is a summary of securities with fixed maturities:

	June 30, 2002		December 31, 2001

	Quoted Market		Quoted Market
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$667,574	$686,636	$886,186	$899,066
Other, principally U.S. government obligations	310,624	314,473	26,119	25,094

	$978,198	$1,001,109	$912,305	$924,160

     Following is a summary of marketable equity securities (all common stocks):

	June 30, 2002		December 31, 2001

	Quoted Market		Quoted Market
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$403,514	$40,761	$339,744
The Gillette Company	40,000	216,768	40,000	213,760
Other	27,020	121,714	27,020	113,758

	$107,781	$741,996	$107,781	$667,262

Note 3

     The following table sets forth Wesco’s consolidated comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net income	$14,880	$15,106	$29,317	$34,923
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($12,453), $8,996, ($30,154) and $70,203	23,091	(16,855)	55,636	(130,252)

Comprehensive income (loss)	$37,971	$(1,749)	$84,953	$(95,329)

Note 4

     Following is condensed consolidated financial information for Wesco, broken down by business segment:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Insurance segment:
Revenues	$31,465	$26,768	$61,860	$55,048
Net income	12,643	13,270	25,201	27,549
Assets at end of period	1,852,665	1,649,643	1,852,665	1,649,643

Furniture rental segment:
Revenues	$99,509	$103,960	$199,701	$209,918
Net income	1,988	3,494	3,742	10,269
Assets at end of period	301,566	331,146	301,566	331,146

Industrial segment:
Revenues	$12,432	$12,232	$24,212	$26,810
Net income (loss)	128	(8)	124	275
Assets at end of period	19,219	21,326	19,219	21,326

Goodwill of acquired businesses:
Amortization, net of income taxes	$—	$(1,707)	$—	$(3,384)
Assets at end of period	264,930	267,265	264,930	267,265

Other items unrelated to business segments:
Revenues	$991	$1,100	$1,933	$2,135
Net income	121	57	250	214
Assets at end of period	25,840	24,295	25,840	24,295

Consolidated totals:
Revenues	$144,397	$144,060	$287,706	$293,911
Net income	14,880	15,106	29,317	34,923
Assets at end of period	2,464,220	2,293,675	2,464,220	2,293,675

WESCO FINANCIAL CORPORATION
MANAGEMENT“S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to management“s discussion and analysis of Wesco“s consolidated financial condition and results of operations appearing on pages 18 through 27 of its 2002 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. In reviewing the following paragraphs, attention is also directed to the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

     Wesco“s shareholders” equity at June 30, 2002 was approximately $1.99 billion ($280 per share), compared to $1.91 billion ($269 per share) at December 31, 2001. The increase was due mainly to an increase in appreciation in market value of investments, which is credited, net of taxes, directly to shareholders’ equity, without being reflected in earnings. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation, which constituted 21% of shareholders’ equity at June 30, 2002.

     At June 30, 2002, Wesco’s consolidated cash and cash equivalents totaled $85.5 million, down from $120.8 million at December 31, 2001. The $35.3 million decrease was more than offset by an increase in investments in securities with fixed maturities.

     Wesco’s consolidated borrowings totaled $42.0 million at June 30, 2002 versus $33.6 million at December 31, 2001. The increased borrowings related mainly to an acquisition by CORT early in 2002, which it financed using its revolving line of credit.

     Wesco’s management continues to believe that the Wesco group has adequate liquidity and financial resources to cover existing liquidity requirements and provide for contingent needs.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Goodwill amortization was discontinued in connection with the adoption of new accounting standards required by Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets,” effective in 2002. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Insurance segment	$12,643	$13,270	$25,201	$27,549
Furniture rental segment	1,988	3,494	3,742	10,269
Industrial segment	128	(8)	124	275
Unrelated to business segment operations — Goodwill amortization	—	(1,707)	—	(3,384)
Other nonsegment items	121	57	250	214

Consolidated net income	$14,880	$15,106	$29,317	$34,923

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Premiums written	$19,746	$9,260	$33,238	$19,892

Premiums earned	$13,192	$8,900	$26,091	$17,577

Underwriting gain	$273	$1,643	$1,244	$3,141
Dividend and interest income	18,273	17,868	35,769	37,471

Income before income taxes	18,546	19,511	37,013	40,612
Income tax provision	(5,903)	(6,241)	(11,812)	(13,063)

Segment net income	$12,643	$13,270	$25,201	$27,549

     Premiums written for the second quarters of 2002 and 2001 included $14.7 million and $4.9 million written by Wes-FIC. Premiums written for the six-month periods ended June 30, 2002 and 2001 included $22.7 million and $10.6 million written by Wes-FIC. The remainder for each period was attributable to KBS.

     Earned premiums for the second quarters of 2002 and 2001 included $8.5 million and $4.5 million attributable to Wes-FIC. Earned premiums for the first six months of 2002 and 2001 included $16.9 million and $9.0 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At June 30, 2002, Wes-FIC’s in-force reinsurance business consisted principally of a three-year contract incepting in 2000 with a large, unaffiliated insurer and a contract incepting in 2001 under which Wes-FIC assumes aviation-related risks. Wes-FIC’s participation in the aviation-risk pool increased from approximately 3.0% for risks incepting in 2001 to 15.5% for the 2002 year. Written and earned premiums increased accordingly.

     The net underwriting gains reported for the three- and six-month periods ended June 30, 2002 and 2001 were attributable to the profitable underwriting results of KBS. Wes-FIC’s reinsurance activities produced underwriting losses of $2.0 million and $0.7 million for the second quarters of 2002 and 2001, and $2.7 million and $1.3 million for the respective six-month periods. The aforementioned reinsurance arrangements accounted for most of these losses, reflecting increases of unpaid loss estimates. Wes-FIC’s estimate of losses in connection with the September 11 terrorist activity remains unchanged at $10 million.

     Dividend and interest income fluctuate from period to period as a result of amount and mix of investments, as well as changes in yield on investments. Fluctuations in dividend and interest income for the second quarters and first halves of 2002 and 2001 were not significant.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its Relocation Central Corporation subsidiary (“Relocation Central”). Following is a summary of segment operating results for the three- and six-month periods ended June 30, 2002 and June 30, 2001. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Furniture rentals	$81,293	$86,902	$163,232	$175,797
Furniture sales	18,216	17,058	36,469	34,121

Total revenues	$99,509	$103,960	$199,701	$209,918

Income before income taxes	$2,360	$5,497	$5,954	$16,473
Income tax provision	(372)	(2,003)	(2,212)	(6,204)

Segment net income	$1,988	$3,494	$3,742	$10,269

     Furniture rental segment revenues for the second quarter and first six months of 2002 decreased $4.5 million and $10.2 million, or 4.3% and 4.9%, from the corresponding 2001 figures. Rental revenues for the second quarter and first six months declined $5.6 million and $12.6 million, or 6.5% and 7.1%. Excluding rental revenues from locations acquired since June 30, 2001, trade show revenues in 2002 and 2001, and revenues generated by Relocation Central from the start-up of its apartment locator operation ($1.4 million and $2.7 million for the three- and six-month periods ended June 30, 2002, versus none for the first six months of 2001), rental revenues for the first six months of 2002 decreased approximately 20% from those reported for the comparable 2001 period. The number of furniture leases outstanding continued the downward trend begun in late 2000, reflecting continued weakness of the economy. Furniture sales revenues increased approximately 7% for both the current quarter and first six months; excluding sales revenues resulting from acquisitions, furniture sales decreased by approximately 4.6% and 4.1%, also reflecting weakness in the economy.

     Income before income taxes and net income of the furniture rental segment are dependent not only on revenues, but also on operating expenses and cost of rentals and sales. Income before income taxes decreased in relation to revenues from 2001 to 2002 (from 5.3% to 2.4% of revenues for the second quarters, and from 7.8% to 3.0% for the first halves) due partially to increases in cost of rentals and sales (from 25.9% to 26.9%

of revenues for the second quarters and from 26.0% to 27.1% for the first halves). More importantly, selling, general and administrative expenses increased: The 2002 figures included expenses related to the January 2002 and other acquisitions as well as to increased expenses of Relocation Central, which began operations in January 2001; these more than offset significant expense reductions realized by CORT on its older operations.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues, principally sales and services	$12,432	$12,232	$24,212	$26,810

Income before income taxes	$215	$20	$208	$488
Income tax provision	(87)	(28)	(84)	(213)

Segment net income (loss)	$128	$(8)	$124	$275

     Revenues of Precision Steel’s businesses for the second quarter and first six months of 2002 increased $0.2 million, or 1.6%, and decreased $2.6 million, or 9.7%, from the corresponding 2001 figures. Pounds of steel products sold increased 10.4% for the second quarter, but decreased 4.1% for the six-month period. Precision Steel is continuing to suffer extraordinary, and increasing, competitive pressures combined with ongoing weakness in the manufacturing segment of the economy. The small relative increase in revenues compared to that of pounds sold during for the current quarter is attributed principally to deflation in sales prices. Steel mills and other suppliers have lowered many prices, allowing Precision, in turn, to lower many of its selling prices while not significantly affecting its gross profit margins.

     Income before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 81.6% each, for the second quarters of 2002 and 2001, and 82.4% and 81.3% for the corresponding six-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Goodwill amortization, before income tax effect	$—	$(1,878)	$—	$(3,709)
Income tax benefit	—	171	—	325

	$—	$(1,707)	$—	$(3,384)

Other nonsegment items, net, before income tax effect	$152	$43	$317	$254
Income tax provision	(31)	14	(67)	(40)

	$121	$57	$250	$214

     As explained in Note 1 to the accompanying condensed consolidated financial statements, Wesco discontinued amortization of goodwill effective as of the beginning of 2002, as required by the Financial Accounting Standards Board. Goodwill amortization for 2001 related principally to CORT.

     Realized gains and losses on investments, when they occur, are classified by Wesco as nonsegment items. These realizations tend to fluctuate in amount from period to period, sometimes impacting net income significantly, and their amounts and timing have no predictive or practical analytical value. No securities gains or losses were realized during the first six months of 2002 or the entire calendar year ended December 31, 2001.

     Other nonsegment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by real estate and other expenses.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 30.1% and 34.9% for the quarters ended June 30, 2002 and June 30, 2001, and 32.6% and 35.5% for the six-month periods then ended.

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

     Wesco’s condensed consolidated balance sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $67.4 million at June 30, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will likely differ from the currently recorded amounts. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change. Such changes are not expected to materially affect Wesco’s shareholders’ equity.

     Wesco’s financial position reflects large amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models.

     Wesco’s condensed consolidated balance sheet as of June 30, 2002 includes goodwill of acquired businesses of approximately $265 million. These amounts have been recorded as a result of Wesco’s prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Wesco as of January 1, 2002, periodic amortization ceased.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Wesco’s reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values, and other valuation techniques such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, were to exceed the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit would be estimated at fair value. Any excess of the carrying value of the reporting unit over the estimated fair value of underlying net assets would represent implied goodwill and be charged off as an impairment loss.

MARKET RISK ANALYSIS

     Reference is made to the section, “Market Risk Analysis” included in management“s discussion and analysis of Wesco“s consolidated financial condition and results of operations, appearing on pages 24 through 26 of its 2001 Form 10-K Annual Report. There have been no material changes through June 30, 2002.

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