Form 10-Q
period 2002-09-30
WESCO FINANCIAL CORP
filed 2002-11-13
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2002 or
Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
☐	For the transition period from ____________ to ____________
Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-2109453

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 8, 2002

PART I. FINANCIAL INFORMATION

		Page(s)

Item 1.	Financial Statements

	Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2002 and September 30, 2001	4

	Condensed consolidated balance sheet — September 30, 2002 and December 31, 2001	5

	Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2002 and September 30, 2001	6

	Notes to condensed consolidated financial statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, management of Wesco Financial Corporation (“Wesco”), including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), and management of each of Wesco’s subsidiaries, evaluated the effectiveness of the design and operation of their disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of Wesco concluded that the disclosure controls and procedures of Wesco and its subsidiaries are effective in timely alerting them to material information required to be included in the reports that Wesco files with the Securities and Exchange Commission. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 —	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 —	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K — Report dated August 14, 2002

Item reported — Item 9, Regulation FD disclosure

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Revenues:
Sales and service revenues	$111,683	$109,009	$335,576	$345,743
Insurance premiums earned	17,784	9,703	43,875	27,280
Dividend and interest income	18,107	17,362	54,189	55,391
Other	850	835	2,490	2,406

	148,424	136,909	436,130	430,820

Costs and expenses:
Cost of products and services sold	37,556	35,423	111,535	111,830
Insurance losses, loss adjustment and underwriting expenses	15,021	18,908	39,868	33,344
Selling, general and administrative expenses	73,046	68,697	217,361	211,225
Interest expense	476	843	1,549	3,556
Goodwill amortization	—	1,884	—	5,593

	126,099	125,755	370,313	365,548

Income before income taxes	22,325	11,154	65,817	65,272
Income tax (provision) benefit	(7,180)	37	(21,355)	(19,158)

Net income	15,145	11,191	44,462	46,114
Retained earnings — beginning of period	1,534,379	1,496,564	1,509,691	1,466,126
Cash dividends declared and paid	(2,314)	(2,243)	(6,943)	(6,728)

Retained earnings — end of period	$1,547,210	$1,505,512	$1,547,210	$1,505,512

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.12	$1.57	$6.24	$6.47

Cash dividends	$.325	$.315	$.975	$.945

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2002	2001

ASSETS
Cash and cash equivalents	$200,597	$120,784
Investments:
Securities with fixed maturities	958,877	924,160
Marketable equity securities	644,807	667,262
Rental furniture	205,499	212,586
Goodwill of acquired businesses	265,034	264,465
Other assets	149,912	130,436

	$2,424,726	$2,319,693

LIABILITIES AND SHAREHOLDERS” EQUITY
Insurance losses and loss adjustment expenses	$70,015	$61,879
Unearned insurance premiums	41,875	24,897
Deferred furniture rental income and security deposits	22,828	23,796
Notes payable	32,863	33,649
Income taxes payable, principally deferred	237,171	225,665
Other liabilities	51,677	37,410

	456,429	407,296

Shareholders’ equity:
Capital stock and capital in excess of par value	30,439	30,439
Unrealized appreciation of investments, net of taxes	390,648	372,267
Retained earnings	1,547,210	1,509,691

Total shareholders’ equity	1,968,297	1,912,397

	$2,424,726	$2,319,693

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended

	Sept. 30,	Sept. 30,
	2002	2001

Cash flows from operating activities, net	$146,656	$126,074

Cash flows from investing activities:
Maturities of investments	302,721	499,053
Purchases of investments	(289,107)	(348,014)
Acquisition of business, net of cash and cash equivalents acquired	(30,398)	(17,683)
Purchases of rental furniture	(39,179)	(50,818)
Other, net	(3,151)	(2,031)

Net cash flows from investing activities	(59,114)	80,507

Cash flows from financing activities:
Net increase (decrease) in notes payable	(786)	4,399
Payment of cash dividends	(6,943)	(6,728)

Net cash flows from financing activities	(7,729)	(2,329)

Increase in cash and cash equivalents	79,813	204,252
Cash and cash equivalents — beginning of period	120,784	153,810

Cash and cash equivalents — end of period	$200,597	$358,062

Supplementary information:
Interest paid during period	$1,512	$3,639
Income taxes paid, net, during period	19,889	39,651

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” changing from an accounting model that required amortization of goodwill, supplemented by impairment tests, to an accounting model based solely on impairment tests. SFAS No. 142 also provided guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 became effective for Wesco at the beginning of 2002; as a result, the accompanying condensed consolidated financial statements do not reflect any goodwill amortization in 2002, compared to $1,884, before taxes, of goodwill amortization for the third quarter, and $5,593 for the first nine months, of 2001. Had Wesco adopted the provisions of SFAS No. 142 and ceased goodwill amortization as of the beginning of 2001, its after-tax income in 2001 would have been $12,920 ($1.81 per share) for the third quarter, and $51,227 ($7.19 per share) for the first nine months, representing increases in after-tax earnings of $1,729 ($.24 per share) for the third quarter, and $5,113 ($.72 per share) for the first nine months.

     Management does not believe that any accounting pronouncements required to be adopted after September 30, 2002 will have a material effect on Wesco’s reported shareholders’ equity.

     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 36 through 44 of its 2001 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

Note 2

     Following is a summary of securities with fixed maturities:

	September 30, 2002		December 31, 2001

		Quoted Market		Quoted Market
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$587,412	$611,145	$886,186	$899,066
Other, principally U.S. government obligations	308,734	347,732	26,119	25,094

	$896,146	$958,877	$912,305	$924,160

     Following is a summary of marketable equity securities (all common stocks):

	September 30, 2002		December 31, 2001

		Quoted Market		Quoted Market
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$345,581	$40,761	$339,744
The Gillette Company	40,000	189,440	40,000	213,760
Other	27,020	109,786	27,020	113,758

	$107,781	$644,807	$107,781	$667,262

Note 3

     The following table sets forth Wesco’s consolidated comprehensive income (loss) for the three- and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Net income	$15,145	$11,191	$44,462	$46,114
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $20,114, ($2,150), ($10,040) and $68,054	(37,255)	4,502	18,381	(125,750)

Comprehensive income (loss)	$(22,110)	$15,693	$62,843	$(79,636)

Note 4

     Following is condensed consolidated financial information for Wesco, broken down by business segment:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Insurance segment:
Revenues	$35,744	$26,853	$97,604	$81,901
Net income	14,079	9,580	39,280	37,129
Assets at end of period	1,824,644	1,683,937	1,824,644	1,683,937

Furniture rental segment:
Revenues	$98,813	$97,533	$298,514	$307,451
Net income	831	3,246	4,573	13,515
Assets at end of period	288,610	314,604	288,610	314,604

Industrial segment:
Revenues	$12,887	$11,505	$37,099	$38,315
Net income (loss)	78	(71)	202	204
Assets at end of period	19,235	20,961	19,235	20,961

Goodwill of acquired businesses:
Amortization, net of income taxes	$—	$(1,729)	$—	$(5,113)
Assets at end of period	265,034	265,806	265,034	265,806

Other items unrelated to business segments:
Revenues	$980	$1,018	$2,913	$3,153
Net income	157	165	407	379
Assets at end of period	27,203	26,109	27,203	26,109

Consolidated totals:
Revenues	$148,424	$136,909	$436,130	$430,820
Net income	15,145	11,191	44,462	46,114
Assets at end of period	2,424,726	2,311,417	2,424,726	2,311,417

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to management’s discussion and analysis of Wesco’s consolidated financial condition and results of operations appearing on pages 18 through 27 of its 2001 Form 10-K Annual Report for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. In reviewing the following paragraphs, attention is also directed to the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at September 30, 2002 was approximately $1.97 billion ($276 per share), compared to $1.91 billion ($269 per share) at December 31, 2001. The increase reflects Wesco’s net income for the period and an increase in after-tax unrealized appreciation in market value of investments, which is credited directly to shareholders’ equity, without being reflected in earnings. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation, which constituted 20% of shareholders’ equity at September 30, 2002.

     At September 30, 2002, Wesco’s consolidated cash and cash equivalents totaled $200.6 million, up from $120.8 million at December 31, 2001. The $79.8 million increase resulted from a number of factors as shown in the accompanying condensed consolidated statement of cash flows.

     Wesco’s consolidated borrowings totaled $32.9 million at September 30, 2002 versus $33.6 million at December 31, 2001. These amounts relate mainly to CORT’s revolving line of credit, which is used for its ongoing business needs, as well as to fund acquisitions.

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

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Insurance segment	$14,079	$9,580	$39,280	$37,129
Furniture rental segment	831	3,246	4,573	13,515
Industrial segment	78	(71)	202	204
Unrelated to business segment operations —
Goodwill amortization	—	(1,729)	—	(5,113)
Other nonsegment items	157	165	407	379

Consolidated net income	$15,145	$11,191	$44,462	$46,114

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Premiums written	$27,616	$9,199	$60,854	$29,091

Premiums earned	$17,784	$9,703	$43,875	$27,280

Underwriting gain (loss)	$2,763	$(9,206)	$4,007	$(6,065)
Dividend and interest income	17,955	17,150	53,724	54,621

Income before income taxes	20,718	7,944	57,731	48,556
Income tax provision	(6,639)	1,636	(18,451)	(11,427)

Segment net income	$14,079	$9,580	$39,280	$37,129

     Premiums written for the third quarters of 2002 and 2001 included $22.9 million and $5.0 million written by Wes-FIC. Premiums written for the nine-month periods ended September 30, 2002 and 2001 included $45.6 million and $15.6 million written by Wes-FIC. The remainder for each period was attributable to KBS.

     Earned premiums for the third quarters of 2002 and 2001 included $12.8 million and $4.5 million attributable to Wes-FIC. Earned premiums for the first nine months of 2002 and 2001 included $29.7 million and $14.2 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At September 30, 2002, Wes-FIC’s in-force reinsurance business consisted principally of a three-year contract incepting in 2000 with a large, unaffiliated insurer and a contract incepting in 2001 under which Wes-FIC assumes aviation-related risks. Wes-FIC’s participation in the aviation-risk pool increased from approximately 3.0% for risks incepting in 2001 to 15.5% for the 2002 year. Written and earned premiums increased accordingly.

The underwriting gains reported for the three- and nine-month periods ended September 30, 2002 were principally attributable to the profitable underwriting results of KBS. Although KBS’s operating results were also profitable for the three- and nine-month periods ended September 30, 2001, the insurance segment had net underwriting losses for those periods due to losses of $11.5 million and $12.8 million incurred by Wes-FIC. Wes-FIC’s losses in the 2001 periods were principally due to a loss provision of $10 million ($6.5 million after taxes) recorded as a result of the terrorist activity of September 11.

     Dividend and interest income fluctuates from period to period as a result of amount and mix of investments, as well as changes in yield on investments. Fluctuations in dividend and interest income for the three- and nine-month periods ended September 30, 2002 and 2001 were not significant.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its Relocation Central Corporation subsidiary (“Relocation Central”), which began operations in January 2001. Following is a summary of segment operating results for the three- and nine-month periods ended September 30, 2002 and September 30, 2001. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Revenues:
Furniture rentals	$78,727	$80,247	$241,959	$256,044
Furniture sales	20,086	17,286	56,555	51,407

Total revenues	$98,813	$97,533	$298,514	$307,451

Income before income taxes	$1,236	$5,020	$7,190	$21,493
Income tax provision	(405)	(1,774)	(2,617)	(7,978)

Segment net income	$831	$3,246	$4,573	$13,515

     Furniture rental segment total revenues for the third quarter of 2002 increased $1.3 million, or 1.3%, from the corresponding 2001 figure, but for the first nine months of 2002 decreased $8.9 million, or 2.9%, from the corresponding 2001 nine-month figure. Rental revenues for the third quarter and first nine months declined $1.5 million and $14.1 million, or 1.9% and 5.5%. For the first nine months of 2002, rental revenues included approximately $25 million from locations acquired since September 2001 and $4.4 million in apartment locator fees generated by Relocation Central. (Revenues from Relocation Central for the first nine months of 2001 were $0.6 million.) Otherwise, rental revenues for the first nine months of 2002 declined approximately 17% from those reported for the comparable 2001 period. The number of furniture leases in effect continued the downward trend begun in late 2000, reflecting continued weakness of the economy. Rental revenues on a per-unit basis improved in the third quarter of 2002 in comparison with those of the corresponding period of 2001 due mainly to price increases. Furniture sales revenues increased approximately 16% for the current quarter and 10% for the first nine months; excluding sales from locations acquired since September 2001, furniture sales decreased approximately 3% for the nine-month period, also reflecting weakness in the economy.

     Income before income taxes decreased in relation to revenues from 2001 to 2002 (from 5.1% to 1.3% of revenues for the third quarters, and from 7.0% to 2.4% for the nine-month periods) due to several factors, including increases in cost of rentals and sales (from 26.5% to 27.3% of revenues for the third quarters and from 26.2% to 27.2% for the nine-month periods). More importantly, selling, general and administrative expenses increased: The 2002 figures included expenses related to increased acquisition activity, mainly in January 2002, as well as to increased expenses of Relocation Central; these more than offset expense reductions realized by CORT on its older operations.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Revenues, principally sales and services	$12,887	$11,505	$37,099	$38,315

Income (loss) before income taxes	$165	$(148)	$373	$340
Income tax (provision) benefit	(87)	77	(171)	(136)

Segment net income (loss)	$78	$(71)	$202	$204

     Revenues of Precision Steel’s businesses increased $1.4 million (or 12.2%) for the third quarter, but decreased $1.2 million (or 3.2%) for the first nine months of 2002, from the corresponding 2001 figures. Pounds of steel products sold increased 19.0% for the third quarter and 2.9% for the nine-month period. The improvement in operating results for the current quarter appears to be temporary. Precision Steel is continuing to suffer extraordinary competitive pressures combined with ongoing weakness in the manufacturing segment of the economy. The failure of revenues to keep pace with pounds sold is attributed principally to deflation in sales prices. Steel mills and other suppliers have lowered many prices, allowing Precision Steel, in turn, to lower many of its selling prices while not significantly affecting its gross profit margins.

     Income or loss before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 82.1% and 83.2% for the third quarters of 2002 and 2001, and 82.3% and 81.9% for the corresponding nine-month periods. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Goodwill amortization, before income tax effect	$—	$(1,884)	$—	$(5,593)
Income tax benefit	—	155	—	480

	$—	$(1,729)	$—	$(5,113)

Other nonsegment items, net, before income tax effect	$206	$222	$523	$476
Income tax provision	(49)	(57)	(116)	(97)

	$157	$165	$407	$379

     As explained in Note 1 to the accompanying condensed consolidated financial statements, Wesco discontinued amortization of goodwill effective as of the beginning of 2002, as required by the Financial Accounting Standards Board. Goodwill amortization for 2001 related principally to CORT.

     Realized gains and losses on investments, when they occur, are classified by Wesco as nonsegment items. These realizations tend to fluctuate in amount from period to period, sometimes impacting net income significantly, and their amounts and timing have no predictive or practical analytical value. No securities gains or losses were realized during the first nine months of 2002 or the entire calendar year ended December 31, 2001.

     Other nonsegment items comprise mainly rental income from owned commercial real estate and dividend and interest income from investments owned outside the insurance segment, reduced by real estate and other expenses.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions or benefits, expressed as percentages of income before income taxes, amounted to a benefit of 0.3% for the quarter ended September 30, 2001, a provision of 32.2% for the quarter ended September 30, 2002, and provisions of 32.4% and 29.4% for the nine-month periods then ended.

CRITICAL ACCOUNTING POLICIES

     Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The main accounting principles and policies followed by Wesco in 2002 are unchanged from those set forth in the notes to Wesco’s consolidated financial statements appearing on pages 36 through 44 of its 2001 Form 10-K Annual Report, except as follows: Effective as of the beginning of 2002, Wesco adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, changing from an accounting model that required amortization of goodwill supplemented by impairment tests to a model based solely on impairment tests. (See Note 1 to the accompanying condensed consolidated financial statements for information on the impact of the change on the statement of income.)

     In preparing the consolidated financial statements management is required to make estimates and assumptions based on evaluation of facts and circumstances using information currently available. Although the amounts of assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco’s management does not believe such differences would have a material adverse effect on reported shareholders’ equity.

     At September 30, 2002, goodwill of acquired businesses on the consolidated balance sheet amounted to $265 million. A significant amount of judgment is required in performing the periodic impairment tests required under SFAS No. 142. Such tests include determining or reviewing the estimated fair value of Wesco’s reporting units. Fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values, and other valuation techniques such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, were to exceed the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit would be estimated at fair value. Any excess of the carrying value of the reporting unit over the estimated fair value of underlying net assets would represent implied goodwill and be charged off as an impairment loss.

     At September 30, 2002, liability for insurance losses and loss adjustment expenses on the consolidated balance sheet amounted to approximately $70 million. These liabilities represent estimates of the ultimate amounts payable under property and casualty reinsurance contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses must include significant estimates for these claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change.

MARKET RISK ANALYSIS

     Reference is made to the section, “Market Risk Analysis” included in management’s discussion and analysis of Wesco’s consolidated financial condition and results of operations, appearing on pages 24 through 26 of its 2001 Form 10-K Annual Report. There have been no material changes through September 30, 2002.

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

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to, changes in market prices of Wesco’s significant equity investments, the occurrence of one or more catastrophic events such as hurricanes or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of securities or the industries in which Wesco and its affiliates do business, especially those affecting the property and casualty insurance industry.

SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: November 12, 2002	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS
Pursuant to Rule 13a-14 under the
Securities and Exchange Act of 1934, as amended

I, Charles T. Munger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wesco Financial Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Charles T. Munger

Charles T. Munger Chairman of the Board (Chief Executive Officer)

I, Jeffrey L. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wesco Financial Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson Vice President and Chief Financial Officer