Form 10-K
period 2002-12-31
WESCO FINANCIAL CORP
filed 2003-03-31
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

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

None

(Title of Class)

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes X  No

      The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 28, 2002 was: $401,776,000.

      The number of shares outstanding of the registrant’s Capital Stock as of March 17, 2003 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2003 Annual Meeting of Shareholders	Part III. Items 10, 11, 12 and 13

PART I

Item 1.     Business

GENERAL

      Wesco Financial Corporation (“Wesco”) was incorporated in Delaware on March 19, 1959. Wesco, through subsidiaries, engages in three principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company (“Wes-FIC”), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company (“KBS”), which was incorporated in 1909, was purchased by Wes-FIC in mid-1996 and provides specialized insurance coverages for banks; (2) the furniture rental business, through CORT Business Services Corporation (“CORT”), which traces its national presence to the combination of five regional furniture rental companies in 1972 and was purchased by Wesco in 2000; and (3) the steel service center business, through Precision Steel Warehouse, Inc. (“Precision Steel”), which was begun in 1940 and acquired by Wesco in 1979. The subsidiaries, with one minor exception, are wholly owned, either directly or indirectly.

      Wesco’s operations also include, through another wholly owned subsidiary, MS Property Company (“MS Property”), management of owned commercial real estate in downtown Pasadena, California, a portion of which is being redeveloped. MS Property began its operations in late 1993, upon transfer to it of real properties previously owned by Wesco and by a former savings and loan subsidiary of Wesco.

      Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s chairman and chief executive officer and economic owner of approximately 31% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions and major capital allocations. Although operating decisions for Wesco’s businesses are made by the managers of those business units, Mr. Buffett is president and a director of Wesco Holdings Midwest, Inc. (“WHMI”), a wholly owned subsidiary of Wesco, and a director of Wes-FIC, Precision Steel, and CORT, which are wholly owned subsidiaries of WHMI.

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

      Wes-FIC’s high net worth (about $1.9 billion at 2002 yearend) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included contracts for “super-catastrophe reinsurance,” which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, and have been subject to aggregate limits; reinsurance of this type is referred to as “excess-of-loss” reinsurance (as contrasted with “quota-share” reinsurance, under which a ceding company is indemnified in proportion to its own loss).

      Wesco’s and Wes-FIC’s boards of directors have authorized automatic acceptance of retrocessions of super-catastrophe reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums, probably less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth. Occasionally, the Berkshire Insurance Group will also have an upper-level reinsurance interest with interests different from Wes-FIC’s, particularly in the event of one or more large losses.

      Following is a summary of Wes-FIC’s more significant reinsurance agreements:

•	A quota-share arrangement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of the entire book of insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco’s consolidated balance sheet, and will continue to invest the related “float” (funds set aside and invested pending payment of claims) until all liabilities are settled, perhaps many years hence.

•	During 1992 and 1993, a 50% quota-share agreement retroceded from the Berkshire Insurance Group related to certain personal lines business written by another large U.S.-based property and casualty insurer. No liabilities remain under this agreement.

•	Several contracts for super-catastrophe reinsurance retroceded from the Berkshire Insurance Group beginning in 1994, including 3% participations in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997. No losses were incurred under these contracts.

•	Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer, also retroceded by the Berkshire Insurance Group. No liabilities remain under this contract.

•	A three-year arrangement entered into in 2000 through NICO, as intermediary without profit, for participation to the extent of 3.3% in certain property and casualty exposure ceded by a large, unaffiliated insurer. The terms of this arrangement are identical to those accepted by another member of the Berkshire Insurance Group, except as to the amount of the participation. In connection with this arrangement, Wes-FIC recorded a provision of $10 million before income taxes ($6.5 million after taxes) reflecting estimated loss and expenses relating to the September 11, 2001 terrorist activity. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, for additional information.)

•	Participation in four risk pools managed by a Berkshire Insurance Group member covering hull, liability, workers’ compensation and satellite exposures relating to the aviation industry, as follows: with respect to 2001, to the extent of 3% for each pool; for 2002, 13% of the hull and liability pools, 3% of the workers’ compensation pool and, effective mid-year, 15.5% of the satellite pool; and, for 2003, 10% of the hull and liability pools only. The Berkshire Insurance Group member provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, e.g., in settling some large loss.

      The insurance industry, including Wes-FIC, experienced significant reinsurance and insurance losses from the September 11, 2001 terrorist attack. The Terrorism Risk Insurance Act of 2002 (“TRIA”), enacted November 26, 2002, established for commercial property and casualty insurers (but not as reinsurers — see next paragraph) a program providing for federal reinsurance of insured terrorism losses occurring after enactment. Under TRIA, a terrorism loss must have resulted from a terrorist act undertaken on behalf of a foreign person or interest which has resulted in an insured loss in excess of $5 million, as certified by the federal government. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. In the event of a certified act of terrorism, the federal government will reimburse each insurer (conditioned on its satisfaction of policyholder notification requirements) for 90% of its insured losses in excess of the insurer’s deductible. The insurer’s deductible is calculated based on the direct earned premiums for relevant commercial lines written by the insurer’s entire insurance group. For 2003, the insurer’s deductible is 7% of its group’s earned premiums; this rises to 10% in 2004 and then to 15% in 2005 assuming the TRIA program is extended to a third year. The aggregate deductible amount for the Berkshire insurance group (including Wesco’s insurance subsidiaries) is believed to approximate $130 million for 2003. There is a $100 billion cap on aggregate certified losses per TRIA program year (all eligible insurers’ deductibles plus their 10% share and the federal 90% share above the deductibles), and insurers are free to exclude their liability for terrorism losses in excess of the cap.

      Assumed reinsurance is specifically excluded from TRIA participation. Thus, terrorism exclusions contained within reinsurance contracts remain in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses. Wes-FIC, as a reinsurer, however, could indirectly benefit under TRIA essentially in proportion to applicable federal loss limitations that may be available to its ceding insurer customers. Although Wes-FIC’s (and thus Wesco’s) exposure to terrorism losses as a reinsurer or insurer, whether or not mitigated by TRIA, cannot be predicted, Wes-FIC’s management does not believe it likely that, on a worst-case basis, Wes-FIC’s shareholder’s equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.

      Although Wes-FIC has no active super-catastrophe reinsurance contracts in force, its management has indicated that Wes-FIC will likely have opportunities to participate in such business from time to time in the future. Management believes that an insurer in the reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this regard, Wes-FIC is believed to operate differently from many other reinsurers in that risks it writes are entirely retained, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not be able to respond if called upon to pay off on risks reinsured. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2002 amounted to only 4.8% of their combined statutory surplus, compared to an industry average of about 112% based on figures reported for 2001.

      Wes-FIC is also licensed to write “direct” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write direct insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

      In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 27 states. KBS is also subject to regulation by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses through cessions to third party reinsurers, restructured its reinsurance program effective January 1, 1998 in order to retain a much higher portion of its premiums and risks of loss. Wesco’s management anticipates that KBS’s reinsurance restructuring will improve operating results over the long term in return for greater short-term volatility.

      KBS markets its products in some states through exclusive, commissioned agents, and direct to insureds in other states. Inasmuch as the number of small midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 45 percent of premiums written.

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

FURNITURE RENTAL SEGMENT

      CORT, acquired in February 2000 by a subsidiary of Wesco, is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s national network includes 121 showrooms, 98 clearance centers and 91 warehouses in 35 states and the District of Columbia as well as two websites, cort1.com and corttradeshow.com.

      The rent-to-rent business is differentiated from the rent-to-own business primarily by the terms of the rental arrangements and the type of customer served. Rent-to-rent customers generally desire high-quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property rented. In the typical rent-to-rent transaction, the customer agrees to rent furniture for three to six months, subject to extension by the customer on a month-to-month basis. By contrast, rent-to-own arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property; these arrangements are typically entered into on a month-to-month basis and require weekly rental payments.

      CORT’s customer base includes Fortune 500 companies, small businesses and professionals, and owners and operators of apartment communities. CORT’s management believes that its size, national presence, consistently high level of customer service, product quality and breadth of selection, depth of management and efficient clearance centers have been key contributors to the company’s success. CORT offers a full range of office and home furniture and furnishings, including panel systems, televisions, housewares and accessories. CORT emphasizes its ability to outfit an apartment, home or entire suite of offices with high-quality furniture in two business days. CORT’s objective is to build on these fundamentals and to further increase revenues by continuing to pursue its growth strategy. The key components of this strategy are (1) expanding its corporate customer base, (2) capturing an increasing number of Internet customers through enhancements to its on-line catalog and web sites, (3) making selective acquisitions, and (4) continuing to invest in the development of various products and services. CORT believes that, as a result, over the long term, margins will expand and operating earnings will increase.

      In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on rentals of office furniture than residential furniture. In order to promote longer office lease terms, CORT offers lower rates on leases where lease terms exceed six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower-cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation while developing residential business with new and transferred employees.

      CORT’s Relocation Central Corporation subsidiary (“Relocation Central”) was formed in January 2001. Its relocationcentral.com website provides information for individuals planning to relocate as well as an apartment locator service. In addition, potential customers can call Relocation Central’s customer management center for help in finding an apartment and selecting rental furniture, which is provided by CORT. As a result of the acquisition of its largest competitor in December 2002, Relocation Central operates in 20 metropolitan cities in sixteen states.

      Through joint marketing, Relocation Central and CORT offer furniture rental referral opportunities to real estate investment trusts and other owners of housing communities and apartment houses. CORT’s management hopes that, through Relocation Central, CORT will become the principal source of furniture rentals for large, multi-unit owners whose tenants require rental furniture. To date, more than 350 apartment communities refer their tenants to CORT. Relocation Central should be considered as still in a “start-up” phase and, so far, has generated pre-tax losses, amounting to $12.8 million in 2002 and $10.8 million in 2001.

      CORT also provides short-term rentals for trade shows and conventions. Its corttradeshow.com website assists in providing information to and gathering leads from prospects.

      Until the economy weakened beginning late in 2000, CORT benefited from increasing demand for furniture rental services. CORT’s management believed that this favorable trend had been caused by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing, and the impact of a more mobile and transitory population. CORT’s management attributes the decline in business experienced throughout its industry in 2001 and 2002 to continued weakness of the economy, notably in the high-technology sector, exacerbated by the terrorist activity on September 11, 2001.

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

      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 25 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume of approximately 13 million tons of comparable products. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports and by an increasing tendency of domestic manufacturers to use less costly materials in making parts.

      Precision Brand Products, Inc. (“Precision Brand”), a wholly owned subsidiary of Precision Steel that is also located in the Chicago area, manufactures shim stock and other toolroom specialty items, and distributes a line of hose clamps and threaded rod. These products are sold under the Precision Brand and DuPage names nationwide, generally through industrial distributors. This business is highly competitive. Precision Brand’s share of the toolroom specialty products market is believed to approximate .5%; statistics are not available with respect to its share of the market for hose clamps and threaded rod.

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

      The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders amounted to $4.1 million at both December 31, 2002 and December 31, 2001.

      There are 209 full-time employees engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

      Certain of Wesco’s activities are not identified with any business segment. These extraneous, relatively insignificant operations include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real property in Pasadena, California, a portion of which is in process of redevelopment, and (3) parent company activities.

      The Wesco group, while it seeks suitable businesses to acquire and explores ways to expand its existing operations, also invests in marketable equity securities and in securities with fixed maturities. (See Note 3 to the accompanying consolidated financial statements for summaries of investments.)

      Six full-time employees are engaged in the activities of Wesco and MS Property.

AVAILABLE INFORMATION

      The public may read and copy any materials that Wesco has filed with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. Copies of Wesco’s filings can also be accessed electronically on the SEC’s website at http://www.sec.gov.

      Wesco plans later in 2003 to establish a company website so that forms 10-K, 10-Q and 8-K, and amendments thereto, may be accessed as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Meanwhile, Wesco will provide electronic or paper copies of its filings free of charge upon request. Requests for specific filings should be directed to Wesco Financial Corporation, 301 East Colorado Blvd., Suite 300, Pasadena, California 91101, Attention: Chief Financial Officer.

Item 2. Properties

      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The mall has recently been redeveloped to include residential units and a multi-screen movie theater. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2008. Adjacent to the building and garage is a vacant parcel; MS Property is in process of redeveloping it, together with a vacant parcel of land it owns in the next block.

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

      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 35 states and the District of Columbia through 217 facilities, of which 20 were owned and the balance leased as of 2002 yearend. The leased facilities’ lease terms expire at dates ranging from 2003 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet, fax and telephone.

      CORT’s showrooms generally have 4,500 square feet of floor space. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

      Relocation Central leases 3,800 square feet of office space in a multistory office building in Santa Clara, California, which it uses as its headquarters. It is currently negotiating renewal of the lease beyond its August 2003 expiration date. Its apartment locator services are situated in 50 leased facilities in 20 metropolitan areas in 16 states under leases expiring at dates ranging from 2003 to 2007, as well as in four of CORT’s showrooms.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

      Wesco’s capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2002 and 2001, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2002			2001

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$325	$302	$0.325	$310	$270	$0.315
June 30	338	300	0.325	350	291	0.315
September 30	323	290	0.325	349	275	0.315
December 31	314	293	0.325	343	287	0.315

			$1.300			$1.260

      There were approximately 600 shareholders of record of Wesco’s capital stock as of the close of business on March 17, 2003. It is estimated that approximately 5,200 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Item 6. Selected Financial Data

      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2002 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2002	2001	2000	1999	1998

Assets:
Cash and cash equivalents	$349,812	$120,784	$153,810	$66,331	$320,034
Investments —
Securities with fixed maturities	827,537	924,160	839,683	309,976	66,619
Marketable equity securities	626,768	667,262	833,937	2,214,883	2,778,595
Accounts receivable	67,425	43,871	38,444	8,685	7,707
Rental furniture	187,480	212,586	244,847	—	—
Goodwill of acquired businesses	266,203	264,465	260,037	28,556	29,338
Other assets	81,750	86,565	90,157	23,764	26,113

Total assets	$2,406,975	$2,319,693	$2,460,915	$2,652,195	$3,228,406

Liabilities:
Insurance losses and loss adjustment expenses	$73,065	$61,879	$39,959	$33,642	$36,731
Unearned insurance premiums	48,681	24,897	17,006	8,420	7,749
Deferred furniture rental income and security deposits	21,562	23,796	27,669	—	—
Accounts payable and accrued expenses	44,184	36,794	33,881	3,674	4,520
Notes payable	32,481	33,649	56,035	3,635	33,635
Income taxes payable, principally deferred	227,902	225,665	305,175	707,345	920,035
Other liabilities	938	616	4,156	107	1,980

Total liabilities	$448,813	$407,296	$483,881	$756,823	$1,004,650

Shareholders’ equity:
Capital stock and surplus	$30,439	$30,439	$30,439	$30,439	$30,439
Unrealized appreciation of investments, net of taxes	374,571	372,267	480,469	1,312,590	1,686,716
Retained earnings	1,553,152	1,509,691	1,466,126	552,343	506,601

Total shareholders’ equity	$1,958,162	$1,912,397	$1,977,034	$1,895,372	$2,223,756

Per capital share	$275.03	$268.60	$277.68	$266.21	$312.33

	Year Ended December 31,

	2002	2001	2000	1999	1998

Revenues:
Sales and service revenues	$437,099	$443,628	$426,096	$64,571	$66,137
Insurance premiums earned	64,627	43,031	23,783	17,655	15,923
Dividend and interest income	70,652	70,981	59,759	49,679	40,543
Realized net securities gains	—	—	1,311,270	11,186	51,706
Other	3,299	3,439	3,056	4,600	3,921

	575,677	561,079	1,823,964	147,691	178,230

Costs and expenses:
Cost of products and services sold	145,677	144,712	146,649	50,728	51,527
Insurance losses, loss adjustment and underwriting expenses	58,736	46,682	19,392	7,366	8,174
Selling, general and administrative	288,353	276,712	227,954	11,468	12,425
Interest expense	1,994	4,169	5,235	2,549	3,016
Goodwill amortization	—	7,476	6,342	782	782

	494,760	479,751	405,572	72,893	75,924

Income before income taxes	80,917	81,328	1,418,392	74,798	102,306
Provision for income taxes	(28,199)	(28,792)	(495,922)	(20,655)	(30,503)

Net income	$52,718	$52,536	$922,470	$54,143	$71,803

Amounts per capital share:
Net income	$7.40	$7.38	$129.56	$7.60	$10.08
Cash dividends	1.30	1.26	1.22	1.18	1.14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

FINANCIAL CONDITION

      Wesco’s shareholders’ equity at December 31, 2002 was $2.0 billion ($275.03 per share), up from $1.9 billion ($268.60 per share) at December 31, 2001. Shareholders’ equity included $374.6 million at December 31, 2002, and $372.3 million at December 31, 2001, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded based upon market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. Net unrealized appreciation constituted approximately 19% of shareholders’ equity at December 31, 2002 and December 31, 2001. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Note 3 to Wesco’s accompanying consolidated financial statements, for additional information on investments.)

      At December 31, 2002, Wesco’s consolidated cash and cash equivalents totaled $349.8 million, up from $120.8 million at December 31, 2001. The $229 million increase resulted from a number of factors as shown in Wesco’s accompanying consolidated statement of cash flows.

      Wesco’s consolidated borrowings totaled $32.5 million at December 31, 2002 versus $33.6 million at December 31, 2001. Most of the borrowings related to a $150 million revolving line of credit used by CORT in its furniture rental business. CORT’s borrowings remained relatively unchanged during 2002 despite the ongoing expansion of its business through cash acquisitions aggregating $37.1 million in 2002 (up from $20.0 million in 2001).

      Wesco’s management believes the group has adequate liquidity and capital resources to provide for contingent needs. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.

RESULTS OF OPERATIONS

      The consolidated data in the table on the preceding page are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net securities gains, are followed by costs and expenses, including goodwill amortization (if applicable), and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net securities gains and goodwill amortization are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,

	2002	2001	2000

Insurance segment	$49,471	$45,254	$45,518
Furniture rental segment	2,442	13,076	28,988
Industrial segment	250	388	1,281
Unrelated to business segment operations —
Goodwill amortization	—	(6,814)	(5,867)
Other nonsegment items	555	632	167

Income before realized securities gains	52,718	52,536	70,087
Realized net securities gains	—	—	852,383

Consolidated net income	$52,718	$52,536	$922,470

      In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 9 to the accompanying consolidated financial statements for additional information.

Insurance Segment

      Following is a summary of the results of operations of the insurance segment (i.e., Wes-FIC and KBS), which represent the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Year Ended December 31,

	2002	2001	2000

Premiums written	$88,411	$50,922	$32,370

Premiums earned	$64,627	$43,031	$23,783

Underwriting gain (loss)	$5,891	$(3,651)	$4,391
Dividend and interest income	70,007	70,048	59,241

Income before income taxes	75,898	66,397	63,632
Income tax provision	(26,427)	(21,143)	(18,114)

Segment net income	$49,471	$45,254	$45,518

      Premiums written for 2002, 2001 and 2000 included $67.7 million, $32.8 million and $15.5 million attributable to Wes-FIC, and $20.7 million, $18.1 million and $16.9 million attributable to KBS.

      Earned premiums for 2002, 2001 and 2000 included $45.4 million, $25.3 million and $7.4 million attributable to Wes-FIC, and $19.2 million, $17.7 million and $16.4 million attributable to KBS.

      At December 31, 2002, Wes-FIC’s in-force reinsurance business consisted principally of (1) a three-year contract incepting in 2000 with a large, unaffiliated insurer, and (2) a contract incepting in 2001 under which Wes-FIC assumed aviation-related risks. Wes-FIC’s participation in the contract first described above was principally responsible for its earned premiums for 2000. Wes-FIC’s participation in the aviation-risk pool increased from approximately 3.0% for risks incepting in 2001 to 15.5% for the 2002 year. Written and earned premiums increased accordingly. The increases in premiums written by KBS in recent years have been principally due to growth in volume of bank deposit guarantee bonds; this product currently accounts for approximately 45% of premiums written by KBS.

      The underwriting gain (loss) for 2002, 2001 and 2000 included $5.8 million, $8.7 million and $4.2 million attributable to KBS, and $.1 million, ($12.4 million) and $.2 million attributable to Wes-FIC. Wes-FIC’s underwriting loss in 2001 resulted mainly from a loss provision of $10 million before income taxes ($6.5 million after taxes) recorded as a result of the terrorist activity of September 11, 2001. The amount is an estimate and is subject to considerable estimation error; in addition, management believes that it will take years to resolve complicated coverage issues, which could have a material effect on the ultimate loss incurred. Underwriting results of KBS have been more volatile since it restructured its program for reinsurance in 1998 in order to retain a much higher portion of its premiums and risks of loss.

      Aggregate underwriting results benefited by $.8 million, $2.3 million and $4.1 million in 2002, 2001 and 2000 from net downward revisions of estimated liabilities for losses and loss adjustment expenses established for events occurring in prior years. Insurance losses and loss adjustment expenses, and the related liabilities reflected on Wesco’s consolidated balance sheet, because they are estimates, are subject to estimation error. Revisions of such estimates in future periods could significantly affect the results of operations reported for those periods.

      Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. As explained in Item 1, Business, in spite of relief provided by enactment of the Terrorism Risk Insurance Act (“TRIA”) on November 26, 2002, Wes-FIC is exposed to insurance losses from terrorist events covered by TRIA occurring after that date as well as terrorism losses not covered by TRIA. While Wes-FIC’s and thus Wesco’s exposure to such losses from an insurance standpoint cannot be predicted, Wes-FIC’s management does not believe it likely that, on a worst-case basis, Wes-FIC’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.

      Another industry concern has been its exposure to loss from environmental contamination, particularly asbestos-related claims. Wes-FIC’s management currently believes such exposure to be minimal.

      Dividend and interest income has been earned by the insurance group principally (1) on earnings retained and reinvested by Wes-FIC, (2) on capital contributed by Wesco, and (3) on float (funds invested pending payment of claims). Dividend and interest income, before income taxes, was essentially unchanged in 2002 from the amount earned in 2001, after having increased $10.8 million in 2001 from the 2000 figure. The increase in 2001 was due principally to the sale of Wes-FIC’s investment in Freddie Mac common stock in various transactions throughout 2000. The proceeds of $1.4 billion were reinvested mainly in fixed-income securities.

      The income tax provision of the insurance segment fluctuated as a percentage of its pre-tax income from year to year during the period presented in the foregoing table mainly due to the relationship of substantially tax-exempt components of income to total pre-tax income.

      A significant marketing advantage enjoyed by Berkshire’s insurance subsidiaries, including Wesco’s insurance segment, is the maintenance of extraordinary capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $1.8 billion at December 31, 2002. This capital strength creates opportunities for the Wesco subsidiaries to participate in reinsurance and insurance contracts not necessarily available to many of their competitors. Although Wesco would welcome other attractive reinsurance or insurance arrangements, or acquisitions of insurance businesses, the timing and extent of any increase in its insurance underwriting activity cannot presently be predicted.

Furniture Rental Segment

      Following is a summary of the consolidated operating results of CORT as included in Wesco’s consolidated results of operations since acquisition on February 18, 2000. For comparative purposes, corresponding amounts for all of 2000 are also presented; these unaudited figures are set forth exclusive of items not classified as segment-related by Wesco — goodwill amortization, securities gains or losses, and income tax provisions or benefits related thereto. (Amounts are in thousands.)

	Year Ended December 31,			February 18 to
				December 31,
	2002	2001	2000	2000

			(unaudited)
Revenues:
Furniture rentals	$315,767	$329,406	$348,429	$305,820
Furniture sales	72,816	66,008	62,852	55,235

	388,583	395,414	411,281	361,055

Cost of rentals and sales	106,050	105,718	105,544	93,165
Selling, general and administrative expenses	277,100	265,130	245,682	215,787
Interest expense	1,790	3,889	5,732	4,955

	384,940	374,737	356,958	313,907

Income before income taxes	3,643	20,677	54,323	47,148
Income tax provision	(1,201)	(7,601)	(20,952)	(18,160)

Segment net income	$2,442	$13,076	$33,371	$28,988

      Furniture rental revenues for the segment for 2002 declined $13.6 million, or 4.1%, from those of 2001, following a decline of $19.0 million, or 5.5%, the prior year. Excluding rental revenues from locations acquired during each year, rentals from trade shows each year, apartment locator fees generated by Relocation Central since its start-up in January 2001, and rental income from a large short-term contract with the census bureau in 2000, rental revenues for 2002 declined approximately 17% from those reported for 2001, following a decline of approximately 6% the prior year. The number of furniture leases in effect in 2001 and 2002 continued a downward trend begun in late 2000, reflecting unabated weakness of the economy, notably in the high-technology sector, exacerbated by the September 11, 2001 terrorist activity. Rental revenues on a per-unit basis began to improve toward the end of 2002 due mainly to price increases. Furniture sales revenues increased approximately 10% in 2002 versus 5% in 2001; excluding sales from newly acquired locations, furniture sales decreased approximately 2% in 2002 due mainly to reductions in selling prices in an effort to reduce excess, idle inventory, compared to an increase of 4% in 2001.

      Cost of furniture rentals and sales amounted to 27.3% of related revenues for the year 2002, versus 26.7% for 2001 and 25.7% for 2000. The increasing cost percentages reflected mainly CORT’s efforts, particularly in 2002, to trim excess idle inventories through decreases in selling prices. The increase in cost percentage in 2002 was reduced somewhat due to a decrease in depreciation expense, as CORT purchased less new product in 2002 than in the prior year; CORT depreciates its rental furniture under the declining balance method, whereby recorded depreciation is exceptionally high in the first year and declines in each successive year.

      Selling, general and administrative (“SG&A”) expenses for the furniture rental segment for 2002 increased $12.0 million from those of 2001, following an increase of $19.4 million the prior year.

Excluding $18.3 million and $12.3 million incurred by Relocation Central in 2002 and 2001 (its first two years of operation), segment SG&A expenses amounted to $258.8 million in 2002, up 2.4% from $252.8 million in 2001; 2001’s $252.8 million was up 2.9% from $245.7 million in 2000. The increase in 2002 resulted mainly from CORT’s acquisition of Globe Furniture Rental Company (“Globe”) early in 2002. CORT initially undertook to operate Globe as a separate division in order to capitalize on its strong brand name. However, late in 2002 CORT decided it could not afford to wait longer for recovery of the economy: it began to merge Globe’s operations with its own. CORT expects that, as a result, SG&A expenses will drop through the closing of redundant or underperforming locations, reductions in payroll and other expenses, and economies of scale. SG&A expenses had benefited significantly in 2002 from a similar program that CORT’s management instituted late in 2001 after noting that showroom traffic was diminishing as prospective customers increasingly adapted to the Internet and facsimile transmission.

      Income before income taxes for the segment decreased to 0.9% of total revenues for the year 2002 from 5.2% for the year 2001 and 13.2% for the year 2000. The decline was due to decreasing revenues and increasing costs and expenses, all as explained in the preceding paragraphs.

Industrial Segment

      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,

	2002	2001	2000

Revenues, principally sales and services	$48,567	$48,440	$65,119

Income before income taxes	$663	$862	$2,188
Income tax provision	(413)	(474)	(907)

Segment net income	$250	$388	$1,281

      Industrial segment revenues for 2002 increased 0.3% from the corresponding 2001 figure; pounds of steel products sold increased 6.6%. Revenues for 2001 decreased 25.6% from the corresponding 2000 figure; pounds of steel products sold decreased 29.7%. Precision Steel is continuing to suffer from extraordinary competitive pressures, as well as from a prolonged downturn in domestic manufacturing activity attributable both to ongoing weakness in the economy and the shift by many manufacturers from domestic to overseas production facilities. The failure of revenues to keep pace with pounds sold in 2002 was attributable principally to deflation in sales prices. Steel mills and other suppliers have lowered many prices, allowing Precision Steel, in turn, to lower many of its selling prices while not significantly affecting gross profit margins. In 2001, there was (1) a significant reduction in demand due both to ongoing weakness in the economy and increased competitive pressures, already extreme, and (2) a change in mix of products sold toward lower-priced products.

      Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 81.7%, 80.9% and 82.2% for 2002, 2001 and 2000. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of goods sold. LIFO inventory accounting adjustments increased Precision Steel’s after-tax earnings by $.2 million and $.4 million for 2002 and 2001 and decreased its earnings by $.4 million for 2000.

Unrelated to Business Segment Operations

      Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2002	2001	2000

Goodwill amortization, before income tax effect	$—	$(7,476)	$(6,342)
Income tax benefit	—	662	475

Goodwill amortization	$—	$(6,814)	$(5,867)

Realized net securities gains, before income tax effect	$—	$—	$1,311,270
Income tax provision	—	—	(458,887)

Realized net securities gains	$—	$—	$852,383

Other nonsegment items —
Rental income from commercial real estate	$3,248	$3,214	$2,978
Dividend and interest income	616	885	518
Real estate and general and administrative expenses	(3,186)	(3,303)	(3,067)
Interest expense	—	(79)	(79)
Other items, net	35	151	146

Income before income taxes	713	868	496
Provision for income taxes	(158)	(236)	(329)

Net income from other nonsegment activities	$555	$632	$167

      Goodwill represents the excess of the cost over the fair value of identified net assets of acquired businesses. In the case of the Wesco group, it relates to the acquisitions of CORT and KBS, as well as smaller entities acquired by CORT following its purchase by Wesco in February 2000. Prior to 2002, goodwill was amortized mainly on a straight-line basis over 40 years. As explained in Note 2 to the accompanying consolidated financial statements, effective as of the beginning of 2002, Wesco discontinued amortization of goodwill and became subject to other changes in goodwill accounting, as required by the Financial Accounting Standards Board. The increase in amortization of goodwill for 2001 was due principally to the inclusion of a full year’s amortization of CORT goodwill in 2001, versus less than eleven months’ in 2000.

      Realized gains and losses on the Wesco group’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly, as in 2000. However, the amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at market value, and unrealized gains or losses are reflected, net of potential income tax effect, in the unrealized appreciation component of its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering event, they are credited or charged, net of tax effect, to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — merely a transfer from unrealized appreciation to retained earnings. Wesco’s consolidated earnings for 2000 contained net realized securities gains, after income taxes, of $852.4 million; no gains or losses were realized in 2002 or 2001.

      Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses — plus or minus income taxes related to such items. These taxes do not correlate well with total pre-tax income, because dividend income is substantially tax-exempt. Net income from other nonsegment activities typically fluctuates from period to period but is not significant in amount.

*  *  *  *  *

      Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 34.8%, 35.4% and 35.0% in 2002, 2001 and 2000. (See Note 7 to Wesco’s accompanying consolidated financial statements for further information on income taxes.)

      Management’s principal goal is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions. There is no particular strategy as to the timing of sales of investments. Securities may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, or (2) the desire to generate funds for an acquisition or repayment of debt.

      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of securities gains and losses, as well as other unusual nonoperating items such as the acquisition of CORT. In addition, consolidated revenues, expenses and net income are subject to external conditions such as the ongoing weakness of the economy, which continues to adversely affect CORT and Precision Steel, and the September 11, 2001 terrorist activity, which had an immediate impact on Wes-FIC’s operating results.

      As explained in Item 1, Business, in spite of relief provided by enactment of the Terrorism Risk Insurance Act (“TRIA”) on November 26, 2002, Wes-FIC is exposed to losses from terrorist events covered by TRIA occurring after that date as well as terrorism losses not covered by TRIA. Although Wes-FIC’s and thus Wesco’s exposure to terrorism losses cannot be predicted, Wes-FIC’s management does not believe it likely that, on a worst-case basis, Wes-FIC’s shareholder’s equity would be severely impacted by any terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.

      Shareholders’ equity is impacted not only to the extent that unusual items affect earnings, but also to reflect changes in unrealized appreciation of investments, which are not reflected in earnings.

      Wesco is not now suffering from inflation, but its business operations have potential exposure, particularly in the insurance and industrial segments. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of expenditures. Precision Steel’s businesses are competitive and operate on tight gross profit margins, making their earnings susceptible to inflationary and deflationary cost changes; the impact, though not material in relation to Wesco’s consolidated net income, may be significant to that of the industrial segment, due particularly to the segment’s use of LIFO inventory accounting.

CRITICAL ACCOUNTING POLICIES

      Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The more important accounting principles and policies followed by Wesco are set forth in the notes to Wesco’s consolidated financial statements appearing on pages 42 through 50 of this report. Following are the accounting principles and policies considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations.

      In preparing the consolidated financial statements management is required to make estimates and assumptions based on evaluation of facts and circumstances using information currently available. For example, the process of establishing loss reserves for property and casualty reinsurance and insurance is subject to considerable estimation error due to the inherent uncertainty in projecting the claim amounts that will be reported and ultimately paid over many years. Although the amounts of assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco’s management does not believe such differences would have a material adverse effect on reported shareholders’ equity.

      A significant amount of judgment is required in performing the periodic impairment tests of goodwill of acquired businesses required under Statement of Financial Accounting Standards No. 142. Such tests include determining or reviewing the estimated fair value of Wesco’s reporting units. Fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting-unit values, including market quotations, asset and liability fair values, discounted cash flows, and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, were to exceed the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit would be estimated at fair value; the excess of the carrying amount over the estimated fair value would be charged off as an impairment loss. Goodwill of acquired businesses on Wesco’s consolidated balance sheet amounted to $266 million at December 31, 2002.

      The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. In recent years Wesco’s management has classified all of its equity and fixed-maturity investments as available-for-sale; they are carried at fair value, with unrealized gains and losses, net of deemed applicable income taxes, reported as a separate component of shareholders’ equity.

      Liabilities for insurance losses and loss adjustment expenses as of any balance sheet date represent estimates of the ultimate amounts payable under property and casualty reinsurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses must include significant estimates for these claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change. Liabilities for insurance losses and loss adjustment expenses on Wesco’s consolidated balance sheet amounted to $73 million at December 31, 2002.

      Insurance premiums are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring premiums are deferred in other assets on Wesco’s consolidated balance sheet, and charged to income as the premiums are earned.

      Furniture rentals are recognized as revenue in the month due; rentals received in advance are deferred in the liability section of Wesco’s consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on Wesco’s consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses. Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. It is carried on Wesco’s consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

FORWARD-LOOKING STATEMENTS

      Certain written or oral representations of management stated in this annual report or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Otherwise, the consolidated balance sheet at December 31, 2002 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices or foreign exchange rates. Wesco does not utilize stand-alone derivatives to manage market risks.

EQUITY PRICE RISK

      Wesco’s consolidated balance sheet at December 31, 2002 contained $627 million of marketable equity securities stated at market value, down from $667 million one year earlier. The decline was due to a decline in market values; no marketable equity securities were purchased or sold during 2002. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2002, two investments comprised 81% of the carrying value of the consolidated equity portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2002 ($510 million, combined) were common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in their filings with the SEC, which are available to the public.

      Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above-average levels of shareholders’ equity to provide a margin of safety against short-term equity price volatility.

      The carrying values of investments subject to equity price risks are based on quoted market prices. Market prices are subject to fluctuation and, consequently, the amount realized upon the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments, or general market conditions. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

      The following table summarizes Wesco’s equity price risks as of December 31, 2002 and 2001. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2002		December 31, 2001

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$626,768	$626,768	$667,262	$667,262
Hypothetical	814,799	438,737	867,441	467,083
Shareholders’ equity —
As recorded	1,958,162	1,958,162	1,912,397	1,912,397
Hypothetical	2,080,382	1,835,942	2,042,513	1,782,781

The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

INTEREST RATE RISK

      Wesco’s consolidated balance sheet at December 31, 2002 contained $828 million of securities with fixed maturities stated at fair value, down from $924 million one year earlier. A decrease in mortgage-backed securities ($485 million at December 31, 2002 versus $899 million one year earlier) was substantially offset by increases in U.S. government and other securities.

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

      The fair values of Wesco’s fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Additionally, fair values of these investments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

      The following table shows the estimated effects as of December 31, 2002 and 2001 of hypothetical overall increases and decreases in interest rates on the fair value of Wesco’s fixed-

maturity investments and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Dollar amounts are in thousands.)

	December 31, 2002		December 31, 2001

	Fair Value of	Shareholders’	Fair Value of	Shareholders’
	Investments	Equity	Investments	Equity

As recorded	$827,537	$1,958,162	$924,160	$1,912,397
Hypothetical change in interest rate —
1 percentage point decrease	873,471	1,988,019	932,101	1,917,558
1 percentage point increase	801,988	1,941,555	897,765	1,895,240
2 percentage point increase	769,948	1,920,729	857,062	1,868,783
3 percentage point increase	724,732	1,891,339	805,013	1,834,951

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

Item 8. Financial Statements and Supplementary Data

      Following is an index to financial statements and related schedules of Wesco appearing in this report:

Page
Financial Statements	Number(s)

Independent auditors’ report	37
Consolidated balance sheet — December 31, 2002 and 2001	38
Consolidated statement of income — years ended December 31, 2002, 2001 and 2000	39
Consolidated statement of changes in shareholders’ equity — years ended December 31, 2002, 2001 and 2000	40
Consolidated statement of cash flows — years ended December 31, 2002, 2001 and 2000	41
Notes to consolidated financial statements	42 – 50

      Listed below are financial statement schedules required by the SEC to be included in this report. The data appearing therein should be read in conjunction with the consolidated financial statements and notes of Wesco and the independent auditors’ report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2002 and 2001, and years ended December 31, 2002, 2001 and 2000	I	51 – 52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable, as there were no such changes or disagreements.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth in the sections entitled “Election of Directors” and “Executive Officers” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 7, 2003 (the “2003 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth in the section “Compensation of Directors and Executive Officers” in the 2003 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information set forth in the sections “Voting Securities and Holders Thereof” and “Requirements for Reporting Securities Ownership” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Holders Thereof,” “Compensation of Directors and Executive Officers” and “Board of Director Interlocks and Insider Participation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

      Within the 90 days prior to the date of filing this Annual Report on Form 10-K, managements of Wesco and each of its subsidiaries evaluated the effectiveness of the design and operation of their respective disclosure controls and procedures. Based upon those evaluations, Wesco’s chief executive officer (Charles T. Munger, Chairman of the Board) and chief financial officer (Jeffrey L. Jacobson, Vice President and Chief Financial Officer) concluded that the disclosure controls and procedures of Wesco and its subsidiaries are effective in timely alerting them to material information required to be included in reports that Wesco is required to file with the SEC. Subsequent to the dates of their evaluations, there have been no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

      3a — Articles of incorporation and by-laws of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended December 31, 1999)

      21 — List of subsidiaries (filed as exhibit 21 to Wesco’s Form 10-K for the year ended December 31, 2001)
      99.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      99.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2002. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

      No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	Charles T. Munger Chairman of the Board (principal executive officer)	March 19, 2003

By:	Robert H. Bird President (principal operating officer)	March 19, 2003

By:	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	March 19, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert H. Bird Director	March 19, 2003

Carolyn H. Carlburg Director	March 19, 2003

Robert E. Denham Director	March 19, 2003

James N. Gamble Director	March 19, 2003

Charles T. Munger Director	March 19, 2003

Elizabeth Caspers Peters Director	March 19, 2003

David K. Robinson Director	March 19, 2003

CERTIFICATIONS

Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended

I, Charles T. Munger, certify that:

1.	I have reviewed this annual report on Form 10-K of Wesco Financial Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ CHARLES T. MUNGER

Charles T. Munger
Chairman of the Board
(Chief Executive Officer)

I, Jeffrey L. Jacobson, certify that:

1.	I have reviewed this annual report on Form 10-K of Wesco Financial Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ JEFFREY L. JACOBSON

Jeffrey L. Jacobson
Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Wesco Financial Corporation

      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in Note 2 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Omaha, Nebraska

March 6, 2003

WESCO FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$349,812	$120,784
Investments:
Securities with fixed maturities	827,537	924,160
Marketable equity securities	626,768	667,262
Accounts receivable	67,425	43,871
Rental furniture	187,480	212,586
Goodwill of acquired businesses	266,203	264,465
Other assets	81,750	86,565

	$2,406,975	$2,319,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$73,065	$61,879
Unearned insurance premiums	48,681	24,897
Deferred furniture rental income and security deposits	21,562	23,796
Accounts payable and accrued expenses	44,184	36,794
Notes payable	32,481	33,649
Income taxes payable, principally deferred	227,902	225,665
Other liabilities	938	616

	448,813	407,296

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Capital in excess of par value	23,319	23,319
Unrealized appreciation of investments, net of taxes	374,571	372,267
Retained earnings	1,553,152	1,509,691

Total shareholders’ equity	1,958,162	1,912,397

	$2,406,975	$2,319,693

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Sales and service revenues	$437,099	$443,628	$426,096
Insurance premiums earned	64,627	43,031	23,783
Dividend and interest income	70,652	70,981	59,759
Realized net securities gains	—	—	1,311,270
Other	3,299	3,439	3,056

	575,677	561,079	1,823,964

Costs and expenses:
Cost of products and services sold	145,677	144,712	146,649
Insurance losses, loss adjustment and underwriting expenses	58,736	46,682	19,392
Selling, general and administrative expenses	288,353	276,712	227,954
Interest expense	1,994	4,169	5,235
Goodwill amortization	—	7,476	6,342

	494,760	479,751	405,572

Income before income taxes	80,917	81,328	1,418,392
Provision for income taxes	(28,199)	(28,792)	(495,922)

Net income	$52,718	$52,536	$922,470

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$7.40	$7.38	$129.56
Cash dividends	1.30	1.26	1.22

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Shareholders’ Equity					Total
						Compre-
		Capital in	Unrealized			hensive
	Capital	Excess of	Appreciation	Retained		Income
	Stock	Par Value	of Investments	Earnings	Total	(Loss)

Balance, December 31, 1999	$7,120	$23,319	$1,312,590	$552,343	$1,895,372
Net income				922,470	922,470
Increase in unrealized appreciation of investments, net of income tax effect of $11,248			20,262		20,262	$90,349

Reversal of unrealized appreciation upon inclusion of realized net gains in net income			(852,383)		(852,383)
Cash dividends declared and paid				(8,687)	(8,687)

Balance, December 31, 2000	7,120	23,319	480,469	1,466,126	1,977,034
Net income				52,536	52,536
Decrease in unrealized appreciation						$(55,666)
of investments, net of income tax
effect of $58,634			(108,202)		(108,202)
Cash dividends declared and paid				(8,971)	(8,971)

Balance, December 31, 2001	7,120	23,319	372,267	1,509,691	1,912,397
Net income				52,718	52,718
Increase in unrealized appreciation						$55,022
of investments, net of income tax
effect of $1,342			2,304		2,304
Cash dividends declared and paid				(9,257)	(9,257)

Balance, December 31, 2002	$7,120	$23,319	$374,571	$1,553,152	$1,958,162

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$52,718	$52,536	$922,470
Adjustments to reconcile net income with cash flows from operating activities —
Realized net securities gains	—	—	(1,311,270)
Provision for depreciation and amortization, net	51,914	65,564	47,203
Increase in liabilities for insurance losses and loss adjustment expenses	11,186	21,920	6,317
Increase in unearned insurance premiums	23,784	7,891	8,586
Increase (decrease) in income taxes payable	893	(20,876)	20,398
Proceeds from sales of rental furniture, less gross profit included in net income	48,173	44,225	34,252
Other, net	(239)	(6,717)	538

Net cash flows from operating activities	188,429	164,543	(271,506)

Cash flows from investing activities:
Purchases of securities with fixed maturities	(289,117)	(719,769)	(1,204,104)
Maturities and redemptions of securities with fixed maturities	427,387	631,639	20,385
Sales of marketable equity securities	—	—	1,396,997
Sales of securities with fixed maturities	—	—	674,660
Acquisition of businesses, net of cash and cash equivalents acquired	(37,082)	(20,009)	(394,523)
Purchases of rental furniture	(44,550)	(56,065)	(103,693)
Other, net	(5,974)	(2,008)	(7,450)

Net cash flows from investing activities	50,664	(166,212)	382,272

Cash flows from financing activities:
Increase (decrease) in notes payable, net	(2,508)	9,714	—
Borrowings (repayments) of line of credit borrowings, net	1,700	(32,100)	(14,600)
Payment of cash dividends	(9,257)	(8,971)	(8,687)

Net cash flows from financing activities	(10,065)	(31,357)	(23,287)

Increase (decrease) in cash and cash equivalents	229,028	(33,026)	87,479
Cash and cash equivalents — beginning of year	120,784	153,810	66,331

Cash and cash equivalents — end of year	$349,812	$120,784	$153,810

Supplementary disclosures:
Interest paid during year	$1,241	$4,356	$4,818
Income taxes paid during year	27,306	49,668	491,288

See accompanying notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except for amounts per share)

Note 1. Presentation

      Wesco Financial Corporation (“Wesco”) is an indirect, 80.1%-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”).

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. For example, the process of establishing loss reserves for property and casualty reinsurance and insurance is subject to considerable estimation error due to the inherent uncertainty in projecting the claim amounts that will be reported and ultimately paid over many years. Although the amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco’s management does not believe such differences would have a material adverse effect on reported shareholders’ equity.

      Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board and required to be adopted after yearend 2002 will have a material effect on reported shareholders’ equity. See Note 2 for explanation of an accounting change effected in 2002.

Note 2. Acquisitions and Goodwill

      Effective February 18, 2000, Wesco acquired all of the outstanding common stock of CORT for approximately $386 million cash pursuant to a tender offer and merger. The acquisition has been accounted for as a purchase, with CORT’s accounts included in the consolidated financial statements as of the date of acquisition. CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

      Under GAAP, companies are required to present pro forma revenues, net income and per-share data which indicate the significance of an acquired business to the combined entity, as if the acquisition had been made at the beginning of the earliest year for which an income statement is included in the consolidated financial statements. Because the CORT purchase was made early in 2000, pro forma data for that year did not materially differ from the actual results of Wesco’s operations for the year 2000. Accordingly, pro forma data for that year are not presented herein; they were included in the notes to Wesco’s consolidated financial statements in each of the previous two annual reports in order to facilitate comparison with pro forma data required to be set forth for the pre-acquisition years.

      During 2000, 2001 and 2002, CORT purchased various companies engaged in the furniture rental business. These acquisitions have also been accounted for as purchases, and the results of their operations have been included in CORT’s since the dates of acquisition. Pro forma disclosures have not been provided inasmuch as the acquisitions, taken as a whole, were immaterial.

      At December 31, 2002, the unamortized balance of goodwill carried as an asset on Wesco’s consolidated balance sheet was $266,203, of which $239,167 related to CORT and the balance to KBS, acquired by Wesco in 1996.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” changing from an accounting model that required amortization of goodwill, supplemented by impairment tests, to an accounting model based solely on impairment tests performed at least annually. SFAS No. 142 also provided guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 became effective for Wesco at the beginning of 2002; as a result, the accompanying consolidated financial statements do not reflect any goodwill amortization in 2002, compared to $7,476 and $6,342, before taxes, of goodwill amortization for 2001 and 2000, which had been provided on a straight-line basis, principally over 40 years. Had Wesco adopted the provisions of SFAS No. 142 and ceased goodwill amortization as of the beginning of 2000, its after-tax income would have been $59,350 ($8.34 per share) for 2001 and $928,337 ($130.38 per share) for 2000, representing increases in after-tax earnings of $6,814 ($.96 per share) for 2001 and $5,867 ($.82 per share) for 2000. Based on impairment tests performed during 2002, no writedown of goodwill was required.

Note 3. Investments

      Cash equivalents consist of funds invested in money-market accounts and other investments maturing less than three months from date acquired.

      The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. In recent years, Wesco’s management has classified all of the Wesco group’s equity and fixed-maturity investments as available-for-sale; they are carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.

      Realized gains and losses on sales of investments, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value, when applicable.

      Although the investments of the Wesco group are subject to market risks, including interest rate risks, the group does not utilize derivatives to manage risks.

      Following is a summary of securities with fixed maturities:

	December 31, 2002		December 31, 2001

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$463,176	$484,760	$886,186	$899,066
Other, principally U. S. government obligations	308,364	342,777	26,119	25,094

	$771,540	$827,537	$912,305	$924,160

      At 2002 yearend, the estimated fair values of securities with fixed maturities contained $55,997 of unrealized gains and no unrealized losses, compared with $13,918 of unrealized gains and $2,063 of unrealized losses at 2001 yearend.

      Fixed-maturity investments other than mortgage-backed securities at 2002 yearend are expected to mature as follows:

	Amortized	Carrying
	Cost	Value

In one year or less	$201	$203
After one year through five years	0	0
After five years through ten years	9,485	10,143
After ten years	298,678	332,431

	$308,364	$342,777

      Following is a summary of marketable equity securities (all common stocks):

		December 31, 2002		December 31, 2001

			Quoted		Quoted
			Market		Market
	Number of		(Carrying)		(Carrying)
	Shares	Cost	Value	Cost	Value

The Coca-Cola Company	7,205,600	$40,761	$315,893	$40,761	$339,744
The Gillette Company	6,400,000	40,000	194,304	40,000	213,760
Other		27,020	116,571	27,020	113,758

		$107,781	$626,768	$107,781	$667,262

      There were no unrealized losses with respect to marketable equity securities at December 31, 2002 or December 31, 2001.

      Realized investment gains (losses), before income taxes, from sales and redemptions of investments are summarized below for each of the past three years:

	2002	2001	2000

Securities with fixed maturities —
Gross realized gains	$—	$—	$3,012
Gross realized losses	—	—	(8,644)
Marketable equity securities —
Gross realized gains	—	—	1,318,060
Gross realized losses	—	—	(1,158)

	$—	$—	$1,311,270

Dollar amounts in thousands except for amounts per share

Note 4. Insurance

      Insurance premiums are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred, and charged to income as the premiums are earned. Deferred premium acquisition costs are included in other assets on the accompanying consolidated balance sheet and amounted to $6,015 and $4,005 at December 31, 2002 and December 31, 2001.

      Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs. The liabilities are based upon estimates of ultimate claim costs associated with claim occurrences as of the balance sheet date, and are determined from (1) individual case amounts, (2) incurred but not reported losses, based on past experience, and (3) reports from ceding insurers. Considerable judgment is required to evaluate claims and estimate claim liabilities in connection with reinsurance contracts because of the inherent delays in receiving loss information from ceding companies. As further data become available, the liabilities are reevaluated and adjusted as appropriate.

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

      One area of particular concern to the insurance industry is its exposure to claims for environmental contamination, including asbestos. Wes-FIC’s exposure to such claims is believed to be minimal.

      Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.

      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2002	2001	2000

Balance at beginning of year	$61,879	$39,959	$33,642
Less ceded liabilities	—	(50)	—

Net balance at beginning of year	61,879	39,909	33,642

Incurred losses recorded during year —
For current year	39,641	35,913	16,195
For all prior years	(818)	(2,336)	(4,099)

Total incurred losses	38,823	33,577	12,096

Payments made during year —
For current year	12,607	3,597	2,521
For all prior years	15,080	8,010	3,308

Total payments	27,687	11,607	5,829

Net liabilities at end of year	73,015	61,879	39,909
Plus ceded liabilities	50	—	50

Gross liabilities at end of year	$73,065	$61,879	$39,959

Dollar amounts in thousands except for amounts per share

Incurred losses “for all prior years” represent the net amount of estimation error charged (credited) to earnings in a year with respect to the liabilities established as of the beginning of that year.

      Payment of dividends by insurance subsidiaries is restricted by insurance statutes and regulations. In 2003, without prior regulatory approval, Wesco can receive dividends from its insurance subsidiaries up to approximately $184,000.

      Combined shareholders’ equity of Wesco’s insurance subsidiaries determined pursuant to statutory accounting rules of $1,839,145 and $1,802,392 at December 31, 2002 and December 31, 2001 approximate the corresponding figures determined under GAAP.

Note 5. Furniture Rental Business Accounting

      Since the acquisition of CORT in February 2000 (see Note 2), the principal source of Wesco’s consolidated sales and service revenues has been from rental of furniture. Furniture rentals are recognized as revenue in the month due; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses.

      Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards or excessive in quantity, for sale. It is carried on Wesco’s consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

      Following is a breakdown of rental furniture:

	December 31,

	2002	2001

Cost of rental furniture	$261,565	$262,388
Less accumulated depreciation	(74,085)	(49,802)

	$187,480	$212,586

Note 6. Notes Payable

      Following is a summary of notes payable, at yearend:

	December 31,

	2002	2001

Revolving line of credit	$22,000	$20,300
Other	10,481	13,349

	$32,481	$33,649

      The line of credit, used in the furniture rental business, totals $150,000 and is unsecured. The weighted average annual rate of interest on amounts outstanding at December 31, 2002 was 1.69% in addition to an annual commitment fee of .14% of the total credit line. The underlying agreement does not contain any materially restrictive covenants. The credit line expires in August 2003; management does not anticipate any difficulty in renewing or replacing it on satisfactory terms.

      Of the other notes payable at December 31, 2001, notes totaling $3,635 were fully repaid during 2002. The $10,481 of principal amount remaining at December 31, 2002 represented convertible notes of a subsidiary of CORT; $9,606 principal amount of these were converted into equity of the subsidiary in February 2003.

Dollar amounts in thousands except for amounts per share

      Estimated fair values of the notes payable at December 31, 2002 and December 31, 2001 totaled approximately $32,481 and $33,756. These figures were calculated using discounted cash flow computations based upon estimates as to interest rates prevailing on those dates for comparable borrowings.

Note 7. Income Taxes

      Following is a breakdown of income taxes payable at 2001 and 2000 yearends:

	December 31,

	2002	2001

Deferred tax liabilities, relating to —
Appreciation of investments	$200,414	$199,070
Other items	32,511	71,880

	232,925	270,950
Deferred tax assets	(8,159)	(44,740)

Net deferred tax liabilities	224,766	226,210
Taxes currently payable (recoverable)	3,136	(545)

Income taxes payable	$227,902	$225,665

      Income taxes are accounted for using the asset and liability method. Under this method, temporary differences between financial statement and tax return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liabilities or assets. The effect of a change in tax rate on such deferred items is required, under GAAP, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes has been charged or credited to shareholders’ equity, as in the case of unrealized appreciation of investments. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2002	2001	2000

Federal	$29,046	$29,225	$493,859
State	(847)	(433)	2,063

Provision for income taxes	$28,199	$28,792	$495,922

Current	$24,750	$28,461	$495,145
Deferred	3,449	331	777

Provision for income taxes	$28,199	$28,792	$495,922

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(3.1)	(3.3)	(0.3)
Goodwill amortization	—	2.4	0.4
State income taxes, less federal tax benefit	(1.0)	(0.3)	0.1
Other differences, net	3.9	1.6	(0.2)

Effective income tax provision rate	34.8%	35.4%	35.0%

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

      Effective with the conversion into equity in February 2003 of convertible notes issued by Relocation Central Corporation (“Relocation Central”), a subsidiary formed by CORT in January 2001 (see Note 6), Relocation Central became ineligible to continue to be included in the consolidated federal return group. Because Relocation Central’s operations have not become profitable to date, it received federal tax benefits in cash from Berkshire of approximately $3 million each for 2002 and 2001. So long as Relocation Central remains outside the consolidated return group, it will not realize tax benefits from continued operating losses.

      Returns have been examined by and settled with the Internal Revenue Service through 1988.

Note 8. Quarterly Financial Information

      Unaudited quarterly consolidated financial information for 2002 and 2001 follows:

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Sales and service revenues	$101,523	$111,683	$111,928	$111,965
Cost of products and services sold	34,142	37,556	36,917	37,062

	$67,381	$74,127	$75,011	$74,903

Total revenues	$139,547	$148,424	$144,397	$143,309

Net income	$8,256	$15,145	$14,880	$14,437
Per capital share	1.16	2.12	2.09	2.03

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Sales and service revenues	$97,885	$109,009	$116,203	$120,531
Cost of products and services sold	32,882	35,423	36,955	39,452

	$65,003	$73,586	$79,248	$81,079

Total revenues	$130,259	$136,909	$144,060	$149,851

Net income	$6,422	$11,191	$15,106	$19,817
Per capital share	.91	1.57	2.12	2.78

No securities gains or losses were realized in 2002 or 2001.

Note 9. Business Segment Data

      Consolidated financial information for each of the past three years is presented in the table on the next page. It is broken down as to Wesco’s three business segments.

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

Dollar amounts in thousands except for amounts per share

investment of float (premiums received before payment of related claims and expenses) as well as shareholder’s equity.

      The furniture rental segment includes the operating accounts of CORT, which was acquired in February 2002 (see Note 2), and its Relocation Central subsidiary, which was formed in January 2001.

      The industrial segment includes the operating accounts of Precision Steel and its subsidiaries. The Precision Steel group operates two service centers, which buy steel and other metals in the form of sheets or strips, cut these to order and sell them directly to a wide variety of industrial customers throughout the United States. The Precision Steel group also manufactures shim stock and other toolroom specialty items and sells them, along with hose clamps and threaded rod, nationwide, generally through distributors.

      Wesco’s consolidated realized net securities gains — most of which have resulted from sales of investments held by its insurance subsidiaries — and goodwill of acquired businesses and related amortization, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate, together with related revenues and expenses, (3) the assets, revenues and expenses of the parent company, and (4) related income taxes.

	2002	2001	2000

Insurance segment:
Premiums earned	$64,627	$43,031	$23,783
Dividend and interest income	70,007	70,048	59,241
Provision for income taxes	(26,427)	(21,143)	(18,114)
Net income	49,471	45,254	45,518
Depreciation and amortization other than of discounts and premiums of investments	26	39	44
Capital expenditures	3	23	39
Assets at yearend	1,818,788	1,724,612	1,820,244

Furniture rental segment:
Revenues	$388,583	$395,414	$361,055
Provision for income taxes	(1,201)	(7,601)	(18,160)
Net income	2,442	13,076	28,988
Depreciation and amortization other than of discounts and premiums of investments	47,998	53,429	48,657
Capital expenditures	3,497	1,605	6,967
Assets at yearend	277,308	286,269	325,048

Industrial segment:
Sales, service and other revenues	$48,567	$48,440	$65,119
Provision for income taxes	(413)	(474)	(907)
Net income	250	388	1,281
Depreciation and amortization	592	747	780
Capital expenditures	137	245	303
Assets at yearend	17,905	19,044	22,537

Goodwill of acquired businesses:
Amortization, net of income taxes	$—	$(6,814)	$(5,867)
Assets at yearend	266,203	264,465	260,037

Realized net securities gains:
Before taxes (included in revenues)	$—	$—	$1,311,270
After taxes (included in net income)	—	—	852,383

Dollar amounts in thousands except for amounts per share

	2002	2001	2000

Other items unrelated to business segments:
Dividend and interest income	$616	$885	$518
Other revenues	3,277	3,261	2,978
Provision for income taxes	(158)	(236)	(329)
Net income	555	632	167
Depreciation and amortization	360	360	367
Capital expenditures	302	135	197
Assets at yearend	26,771	25,303	33,049

Consolidated revenues (total of those set forth above)	$575,677	$561,079	$1,823,964

Consolidated assets (total of those set forth above)	$2,406,975	$2,319,693	$2,460,915

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2002	2001

Assets:
Cash and cash equivalents	$20	$28
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,065,376	2,009,026
Other assets	10	10

	$2,065,406	$2,009,064

Liabilities and shareholders’ equity:
Advances from subsidiaries	$104,792	$92,487
Notes payable	—	1,035
Income taxes payable, principally deferred	2,426	3,119
Other liabilities	26	26

Total liabilities	107,244	96,667
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	1,958,162	1,912,397

	$2,065,406	$2,009,064

STATEMENT OF INCOME

(Dollar amounts in thousands)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Dividend and interest income	$—	$1	$1
Other	—	—	—

	—	1	1

Expenses:
Interest, including intercompany interest of $1,511, $1,899 and $2,789	1,512	1,978	2,868
General and administrative	531	512	483

	2,043	2,490	3,351

Loss before items shown below	(2,043)	(2,489)	(3,350)
Income tax benefit	714	870	1,119
Equity in undistributed earnings of subsidiaries	54,047	54,155	924,701

Net income	$52,718	$52,536	$922,470

See notes to accompanying consolidated financial statements

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$52,718	$52,536	$922,470
Adjustments to reconcile net income with cash flows from operating activities —
Increase (decrease) in income taxes payable currently	(693)	1,231	(411)
Equity in undistributed earnings of subsidiaries	(54,047)	(54,155)	(924,701)
Other, net	1	14	—

Net cash flows from operating activities	(2,021)	(374)	(2,642)

Cash flows from investing activities:
Principal collections on loans, and other items	—	—	377

Net cash flows from investing activities	—	—	377

Cash flows from financing activities:
Advances from subsidiaries, net	12,305	9,347	10,955
Repayment of notes payable	(1,035)	—	—
Payment of cash dividends	(9,257)	(8,971)	(8,687)

Net cash flows from financing activities	2,013	376	2,268

Increase (decrease) in cash and cash equivalents	(8)	2	3
Cash and cash equivalents — beginning of year	28	26	23

Cash and cash equivalents — end of year	$20	$28	$26

See notes to accompanying consolidated financial statements