Form 10-Q
period 2003-03-31
WESCO FINANCIAL CORP
filed 2003-05-15
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2003 or

Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

☐	For the transition period from to

Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-2109453

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901

(Zip Code)
(Address of Principal Executives Offices)

626/585-6700

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No    ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes    ☑    No    ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes    ☐    No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 8, 2003

FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT“S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.1
EXHIBIT 99.2

PART I. FINANCIAL INFORMATION

		Page(s)

Item 1.	Financial Statements
	Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2003 and March 31, 2002	4
	Condensed consolidated balance sheet — March 31, 2003 and December 31, 2002	5
	Condensed consolidated statement of cash flows — three-month periods ended March 31, 2003 and March 31, 2002	6
	Notes to condensed consolidated financial statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures.

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, management of Wesco Financial Corporation (“Wesco”), including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), and management of each of Wesco’s subsidiaries, evaluated the effectiveness of the design and operation of their disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of Wesco concluded that the disclosure controls and procedures of Wesco and its subsidiaries are effective in timely alerting them to material information required to be included in the reports that Wesco files with the Securities and Exchange Commission. Subsequent to the date of their evaluations, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K — None.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues:
Sales and service revenues	$105,692	$111,965
Insurance premiums earned	34,033	12,899
Dividend and interest income	14,499	17,634
Realized investment gains	811	—
Other	804	811

	155,839	143,309

Costs and expenses:
Cost of products and services sold	38,235	39,352
Insurance losses, loss adjustment and underwriting expenses	26,544	11,928
Selling, general and administrative expenses	72,279	69,247
Interest expense	240	563

	137,298	121,090

Income before income taxes and minority interest	18,541	22,219
Provision for income taxes	(6,597)	(7,782)
Minority interest in loss of subsidiary	560	—

Net income	12,504	14,437
Retained earnings — beginning of period	1,553,152	1,509,691
Cash dividends declared and paid	(2,383)	(2,314)

Retained earnings — end of period	$1,563,273	$1,521,814

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.76	$2.03

Cash dividends	$.335	$.325

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2003	2002

ASSETS
Cash and cash equivalents	$485,147	$349,812
Investments:
Securities with fixed maturities	713,892	827,537
Marketable equity securities	600,230	626,768
Rental furniture	185,920	187,480
Goodwill of acquired businesses	266,388	266,203
Other assets	149,024	149,175

	$2,400,601	$2,406,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$85,651	$73,065
Unearned insurance premiums	36,335	48,681
Deferred furniture rental income and security deposits	21,443	21,562
Notes payable	20,077	32,481
Income taxes payable, principally deferred	227,739	227,902
Other liabilities	57,663	45,122

	448,908	448,813

Minority shareholders’ interest in net assets of subsidiary	1,882	—

Shareholders’ equity:
Capital stock and additional paid-in capital	31,628	30,439
Unrealized appreciation of investments, net of taxes	354,910	374,571
Retained earnings	1,563,273	1,553,152

Total shareholders’ equity	1,949,811	1,958,162

	$2,400,601	$2,406,975

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Cash flows from operating activities, net	$41,137	$54,521

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	101,458	135,274
Sales of securities with fixed maturities	10,611	—
Purchases of securities with fixed maturities	(2,561)	(120,932)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(30,185)
Purchases of rental furniture	(16,975)	(10,270)
Other, net	6,848	(1,263)

Net cash flows from investing activities	99,381	(27,376)

Cash flows from financing activities:
Net increase (decrease) in line of credit borrowings	(2,800)	19,857
Payment of cash dividends	(2,383)	(2,314)

Net cash flows from financing activities	(5,183)	17,543

Increase in cash and cash equivalents	135,335	44,688
Cash and cash equivalents — beginning of period	349,812	120,784

Cash and cash equivalents — end of period	$485,147	$165,472

Supplementary information:
Interest paid during period	$175	$530
Income taxes recovered, net, during period	(3,882)	(1,441)
Noncash activities — conversion of debt to equity by minority investors in subsidiary	9,808	—

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

Note 1

     In management’s opinion, the condensed consolidated financial statements of Wesco Financial Corporation (“Wesco”) reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States.

     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 42 through 50 of its 2002 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

     Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board and required to be adopted after March 31, 2003 will have a material effect on reported shareholders’ equity.

Note 2

     In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a marketing subsidiary, Relocation Central Corporation (“Relocation Central”). Relocation Central’s operations, which have not been profitable to date, were partially financed through its issuance in 2001 of convertible notes primarily to unrelated parties. In February 2003, most note holders exercised their options to convert their notes into approximately 20% of Relocation Central’s common stock. This group of minority shareholders has an option to require CORT to purchase the shares in February 2004 for approximately $6,000; this contingent liability has been included in other liabilities on the accompanying condensed consolidated balance sheet. CORT’s benefit resulting from the conversion of Relocation Central’s notes payable into common stock was approximately $1,200, net of the liability to acquire shares, and is reflected as an increase in Wesco’s additional paid-in capital on the same balance sheet.

     Wesco and its subsidiaries join with Berkshire Hathaway Inc. (“Berkshire”) and its other subsidiaries in the filing of consolidated federal income tax returns. Because Relocation Central had operating losses in 2001 and 2002, it received federal tax benefits in cash from Berkshire (approximately $3,000 in each year). However, effective with the conversion of notes into equity in 2003, Relocation Central has become ineligible to continue to be included in the Berkshire consolidated return group. No tax benefit has been anticipated in mitigation of its operating loss for the portion of the first quarter of 2003 following the note conversion because of the uncertainty as to whether Relocation Central will be able to utilize post-conversion tax-loss carryforwards in its stand-alone income tax returns.

Note 3

     Following is a summary of securities with fixed maturities:

	March 31, 2003		December 31, 2002

		Fair		Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$361,065	$378,412	$463,176	$484,760
Other	300,594	335,480	308,364	342,777

	$661,659	$713,892	$771,540	$827,537

     Following is a summary of marketable equity securities (all common stocks):

	March 31, 2003		December 31, 2002

		Quoted Market		Quoted Market
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$291,683	$40,761	$315,893
The Gillette Company	40,000	198,016	40,000	194,304
Other	27,020	110,531	27,020	116,571

	$107,781	$600,230	$107,781	$626,768

     There were no unrealized losses with respect to securities with fixed maturities or marketable equity securities at March 31, 2003 or December 31, 2002.

Note 4

     The following table sets forth Wesco’s consolidated comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net income	$12,504	$14,437
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $10,642 and ($17,701)	(19,661)	32,545

Comprehensive income (loss)	$(7,157)	$46,982

Note 5

     Following is condensed consolidated financial information for Wesco, broken down by business segment:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Insurance segment:
Revenues	$48,404	$30,395
Net income	14,812	12,558
Assets at end of period	1,821,442	1,802,541

Furniture rental segment:
Revenues	$93,370	$100,192
Net income (loss)	(3,022)	1,754
Assets at end of period	268,225	315,193

Industrial segment:
Revenues	$12,335	$11,780
Net income (loss)	63	(4)
Assets at end of period	19,366	18,893

Goodwill of acquired businesses, at end of period	$266,388	$264,839

Realized investment gains:
Before taxes (included in revenues)	$811	$—
After taxes (included in net income)	527	—

Other items unrelated to business segments:
Revenues	$919	$942
Net income	124	129
Assets at end of period	25,180	25,364

Consolidated totals:
Revenues	$155,839	$143,309
Net income	12,504	14,437
Assets at end of period	2,400,601	2,426,830

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 21 through 29 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2002 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at March 31, 2003 was approximately $1.95 billion ($274 per share), compared to $1.96 billion ($275 per share) at December 31, 2002. The 2003 figure included $355 million of after-tax unrealized appreciation in market value of investments, versus $375 million at December 31, 2002. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     At March 31, 2003, Wesco’s consolidated cash and cash equivalents totaled $485.1 million, up from $349.8 million at December 31, 2002. The $135.3 million increase resulted primarily as a result of maturities and early redemptions of fixed-income securities as well as operating cash flow from Wesco’s insurance businesses.

     Wesco’s consolidated borrowings totaled $21.4 million at March 31, 2003 versus $32.5 million at December 31, 2002. The decreased borrowings resulted principally from the conversion of convertible debt of a subsidiary of CORT to equity by note holders.

     Wesco’s management continues to believe that the Wesco group has adequate liquidity and financial resources to provide for contingent needs.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Insurance segment	$14,812	$12,558
Furniture rental segment	(3,022)	1,754
Industrial segment	63	(4)
Nonsegment items other than investment gains	124	129

Income before investment gains	11,977	14,437
Realized investment gains	527	—

Consolidated net income	$12,504	$14,437

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Premiums written	$21,687	$13,492

Premiums earned	$34,033	$12,899

Underwriting gain	$7,489	$971
Dividend and interest income	14,371	17,496

Income before income taxes	21,860	18,467
Income tax provision	(7,048)	(5,909)

Segment net income	$14,812	$12,558

     Premiums written for the first quarters of 2003 and 2002 included $16.2 million and $8.0 million related to Wes-FIC. The remainder in each quarter was attributable to KBS.

     Earned premiums for the first quarters of 2003 and 2002 included $29.0 million and $8.4 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At March 31, 2003, Wes-FIC’s in-force reinsurance business consisted principally of a three-year contract for property and casualty exposure incepting in 2000 with a large, unaffiliated insurer and a contract incepting in 2001 under which Wes-FIC participates in pools of aviation-related risks. Wes-FIC’s participation in the former arrangement, increased from approximately 3.3% of certain risks associated with the 2002 policy year to 6% of certain risks associated with the 2003 policy year. Wes-FIC’s participation in the aviation-risk pools decreased on an overall basis, from approximately 3.0% in workers’ compensation and satellite pools, and 15.5% in hull and liability pools for risks incepting in 2002, to 10% in hull and liability pools for the 2003 year. Premiums earned under each arrangement increased in the first quarter of 2003 as compared with 2002.

     The underwriting gain reported for the quarter ended March 31, 2003 was attributable principally to Wes-FIC, and also included $.7 million attributed to KBS. Wes-FIC’s underwriting results in 2003 benefited from relatively low levels of aviation losses. The underwriting gain for the first quarter of 2002 was attributable to the profitable underwriting results of KBS; Wes-FIC had an underwriting loss of $.7 million for the first quarter of 2002.

     Dividend and interest income declined for the quarter ended March 31, 2003 from the comparable prior year figure due principally to a reduction in interest yields on fixed-maturity investments.

     The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to changes in the relationship of substantially tax-exempt components of income to total pre-tax income.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results for the quarters ended March 31, 2003 and March 31, 2002. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues:
Furniture rentals	$71,858	$80,681
Furniture sales	17,441	18,253
Apartment locator fees	4,071	1,258

Total revenues	93,370	100,192

Cost of rentals, sales and fees	27,971	29,558
Selling, general and administrative expenses	69,513	66,528
Interest expense	237	512

	97,721	96,598

Income (loss) before income taxes and minority interest	(4,351)	3,594
Income tax (provision) benefit	769	(1,840)
Minority interest in net loss of Relocation Central	560	—

Segment net income (loss)	$(3,022)	$1,754

     Reference is made to the discussion of the furniture rental business included in Item 1 of Wesco’s 2002 annual report on Form 10-K for information on Relocation Central, considered as still in a start-up phase, and whose operations generated pre-tax losses of $12.8 million for the year ended December 31, 2002 and $10.8 million for the year ended December 31, 2001. Following the acquisition of its largest competitor in December 2002, which brought to it mainly additional apartment locator fees and further geographical expansion, Relocation Central’s operating losses increased sharply. The furniture segment’s share of Relocation Central’s net loss was

$3.9 million for the first quarter of 2003 compared to $1.9 million for the first quarter of 2002. The 2003 amount included a credit for minority interest of $.6 million in its loss and $.4 million of income tax benefit; the 2002 amount was after a tax benefit of $1.0 million but there was no minority interest. (See Note 2 to the accompanying condensed consolidated financial statements for information on the conversion of notes payable to equity by a group of investors in Relocation Central in February 2003, which resulted in the creation of a minority interest in Relocation Central and discontinuation of its accrual of income tax benefits in the first quarter 2003.)

     Relocation Central’s revenues, consisting of apartment locator fees, amounted to $4.1 million for the first quarter of 2003, up from $1.3 million for the first quarter of 2002. Costs incurred in generating those fees totaled $4.5 million for the 2003 quarter and $2.3 million for the 2002 quarter. Other operating expenses totaled $4.5 million for the 2003 quarter and $1.9 million for the 2002 quarter. Relocation Central’s pre-tax loss was thus $4.9 million for the first quarter of 2003 compared to $3.0 million for the corresponding 2002 quarter.

     Excluding Relocation Central’s loss before income tax or minority interest, the portion of segment income before income taxes and minority interest was $.6 million for the first quarter of 2003, down sharply from $6.6 million for the comparable 2002 period. The following three paragraphs analyze and discuss these non-Relocation Central (i.e., CORT parent company) figures.

     Furniture rental revenues for the first quarter of 2003 declined $8.8 million, or 10.9%, from those of the first quarter of 2002. Apart from revenues from trade shows in each period, rental revenues for the 2003 quarter declined approximately 11% from those reported for the first quarter of 2002. The number of furniture leases currently in effect has continued a downward trend begun in late 2000, reflecting unabated weakness of the economy, notably in the high-technology sector. Rental revenues on a per-unit basis began to improve toward the end of 2002 due mainly to price increases. The 4% decrease in furniture sales revenues in the first quarter of 2003 from those reported for the comparable 2002 period was attributed principally to increased selling prices.

     Cost of furniture rentals and sales amounted to 26.3% of related revenues for the quarter ended March 31, 2003, versus 27.6% for the comparable quarter of 2002. The improved cost percentage for the 2003 quarter reflected improved furniture rental and selling prices, as well as lower depreciation expense. CORT’s purchases of new product have been generally declining in recent years; it depreciates its rental furniture under the declining balance method, whereby recorded depreciation is exceptionally high in the first year and declines in each successive year.

     Selling, general and administrative (“SG&A”) expenses for the parent company were $65.0 million for the first quarter of 2003 and $6.6 million for the comparable 2002 period. The 2003 figure, although slightly above its 2002 counterpart, represented progress made by CORT’s management to reduce such expenses. As CORT completes the combination of Globe Furniture Rental operations, which it acquired early in 2002, with its own, and as it continues its efforts to reduce other SG&A expenses, its management anticipates further reductions in SG&A expenses for 2003.

     The segment’s relatively low income tax rate for the quarter ended March 31, 2003 (17.7%) was caused by non-recognition of tax benefits from Relocation Central’s losses in 2003 after it became ineligible to continue to be included in the Berkshire’s (and Wesco’s) consolidated federal income tax return. (See further explanation in Note 2 to the accompanying condensed consolidated financial statements.)

     The minority interest in the net loss of the furniture rental segment for the quarter ended March 31, 2003 represented the equity of the minority shareholders, who own approximately 20% of Relocation Central, in the net loss of Relocation Central following the conversion in early February of their Relocation Central notes into common shares of the subsidiary. (See further explanation in Note 2 to the accompanying condensed consolidated financial statements.)

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues, principally sales and services	$12,335	$11,780

Income (loss) before income taxes	$106	$(7)
Income tax (provision) benefit	(43)	3

Segment net income (loss)	$63	$(4)

     Industrial segment revenues for the first quarter of 2003 increased $.6 million, or 4.7%, from those reported for the first quarter of 2002, and pounds of steel products sold increased 4.1%. Despite these increases, the industrial segment continues to experience weakness in the manufacturing sector of the economy, and ongoing competitive pressures have made it difficult to raise selling prices.

     Income or loss before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.3% for the first quarter of 2003 versus 83.2% for the comparable period last year. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Realized investment gains, before income tax effect	$811	$—
Income tax provision	(284)	—

Realized investment gains	$527	$—

Other nonsegment items, net, before income tax effect	$115	$165
Income tax (provision) benefit	9	(36)

	$124	$129

     Wesco’s consolidated earnings for the first quarter of 2003 contained realized investment gains, after taxes, of $.5 million. No gains or losses were realized in the first quarter of 2002. These gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

     Other nonsegment items comprise mainly rental income from owned commercial real estate, plus dividend and interest income from investments owned outside the insurance segment, less expenses relating to real estate and other activities.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 35.6% and 35.0% for the quarters ended March 31, 2003 and March 31, 2002.

CRITICAL ACCOUNTING POLICIES

     Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The more important accounting principles and policies followed by Wesco are set forth in the notes to Wesco’s consolidated financial statements appearing on pages 42 through 50 of its 2002 Form 10-K Annual Report. Following are the accounting principles and policies considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations.

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

     A significant amount of judgment is required in performing the periodic impairment tests of goodwill of acquired businesses required under Statement of Financial Accounting Standards No. 142. Such tests include determining or reviewing the estimated fair value of Wesco’s reporting units. Fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting-unit values, including market quotations, asset and liability fair values, discounted cash flows, and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, were to exceed the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit would be estimated at fair value; the excess of the carrying amount over the estimated fair value would be charged off as an impairment loss. Goodwill of acquired businesses on Wesco’s consolidated balance sheet amounted to $266 million at March 31, 2003.

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

     Liabilities for insurance losses and loss adjustment expenses as of any balance sheet date represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses must include significant estimates for these claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change. Liabilities for insurance losses and loss adjustment expenses on Wesco’s consolidated balance sheet amounted to $86 million at March 31, 2003.

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

FORWARD-LOOKING STATEMENTS

     Certain written or oral representations of management stated in this report or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 through 31 of Wesco’s 2002 Form 10-K Annual Report for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date: May 14, 2003	By:	/s/ Jeffrey L. Jacobson Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Charles T. Munger Charles T. Munger Chairman of the Board (Chief Executive Officer)

I, Jeffrey L. Jacobson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wesco Financial Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Jeffrey L. Jacobson Jeffrey L. Jacobson Vice President and Chief Financial Officer