Form 10-Q
period 2003-06-30
WESCO FINANCIAL CORP
filed 2003-08-12
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2003 or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

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
Yes ☒ No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 6, 2003

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

		Page(s)

Item 1.	Financial Statements
	Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2003 and June 30, 2002	4
	Condensed consolidated balance sheet — June 30, 2003 and December 31, 2002	5
	Condensed consolidated statement of cash flows — six-month periods ended June 30, 2003 and June 30, 2002	6
	Notes to condensed consolidated financial statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the management of Wesco Financial Corporation (“Wesco”), including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in Wesco’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2003.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-Holders

Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 7, 2003, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld

Charles T. Munger	6,841,621	101,656
Robert H. Bird	6,839,611	103,666
Carolyn H. Carlburg	6,936,467	6,810
Robert E. Denham	6,777,642	165,635
Robert T. Flaherty	6,935,796	7,301
Peter D. Kaufman	6,938,426	4,851
Elizabeth Caspers Peters	6,935,401	7,876

Shareholders abstained from voting 180 shares with respect to Mr. Flaherty. There were no broker non-votes. No other matters were voted upon at the meeting.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 -	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 -	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K –	Report dated May 9, 2003 Item reported: 12

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Sales and service revenues	$103,745	$111,928	$209,437	$223,893
Insurance premiums earned	22,480	13,192	56,513	26,091
Dividend and interest income	12,889	18,448	27,388	36,082
Realized investment gains	52,208	—	53,019	—
Other	803	829	1,607	1,640

	192,125	144,397	347,964	287,706

Costs and expenses:
Cost of products and services sold	35,785	39,305	74,020	78,657
Insurance losses, loss adjustment and underwriting expenses	15,937	12,919	42,481	24,847
Selling, general and administrative expenses	72,177	70,390	144,456	139,637
Interest expense	140	510	380	1,073

	124,039	123,124	261,337	244,214

Income before income taxes and minority interest	68,086	21,273	86,627	43,492
Provision for income taxes	(22,673)	(6,393)	(29,270)	(14,175)
Minority interest in loss of subsidiary	568	—	1,128	—

Net income	45,981	14,880	58,485	29,317
Retained earnings — beginning of period	1,563,273	1,521,814	1,553,152	1,509,691
Cash dividends declared and paid	(2,386)	(2,315)	(4,769)	(4,629)

Retained earnings — end of period	$1,606,868	$1,534,379	$1,606,868	$1,534,379

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$6.45	$2.09	$8.21	$4.12

Cash dividends	$.335	$.325	$.670	$.650

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2003	2002

ASSETS
Cash and cash equivalents	$933,142	$349,812
Investments:
Securities with fixed maturities	293,545	827,537
Marketable equity securities	671,046	626,768
Rental furniture	184,285	187,480
Goodwill of acquired businesses	266,455	266,203
Other assets	126,477	149,175

	$2,474,950	$2,406,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$90,629	$73,065
Unearned insurance premiums	26,882	48,681
Deferred furniture rental income and security deposits	21,511	21,562
Notes payable	18,761	32,481
Income taxes payable, principally deferred	245,685	227,902
Other liabilities	56,324	45,122

	459,792	448,813

Minority shareholders’ interest in net assets of subsidiary	1,226	—

Shareholders’ equity:
Capital stock and additional paid-in capital	31,628	30,439
Unrealized appreciation of investments, net of taxes	375,436	374,571
Retained earnings	1,606,868	1,553,152

Total shareholders’ equity	2,013,932	1,958,162

	$2,474,950	$2,406,975

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities, net	$88,035	$87,223

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	193,908	221,245
Sales of securities with fixed maturities	351,180	—
Purchases of securities with fixed maturities	(2,561)	(288,936)
Acquisitions of businesses, net of cash and cash equivalents acquired	(3,440)	(30,285)
Purchases of rental furniture	(32,304)	(25,643)
Other, net	(3,880)	(2,689)

Net cash flows from investing activities	502,903	(126,308)

Cash flows from financing activities:
Net increase (decrease) in line of credit borrowings	(3,600)	8,326
Payment of cash dividends	(4,769)	(4,629)
Other, net	761	—

Net cash flows from financing activities	(7,608)	3,697

Increase (decrease) in cash and cash equivalents	583,330	(35,388)
Cash and cash equivalents — beginning of period	349,812	120,784

Cash and cash equivalents — end of period	$933,142	$85,396

Supplementary information:
Interest paid during period	$415	$1,065
Income taxes paid (recovered), net, during period	12,056	(16,632)
Noncash activities — conversion of debt to equity in subsidiary	9,808	—

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

     Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board and required to be adopted after June 30, 2003 will have a material effect on reported shareholders’ equity.

Note 2

     In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a marketing subsidiary, Relocation Central Corporation (“Relocation Central”), which partially financed its start-up by issuing convertible notes primarily to unrelated parties. In February 2003, most note holders exercised their options to convert their notes into approximately 20% of Relocation Central’s common stock. The minority shareholders also had an option to require CORT to purchase the shares in February 2004 for approximately $6,000. Relocation Central’s operations have not been profitable to date. In recording the retirement of such notes in the first quarter of 2003, the approximately $6,000 contingent liability was included in other liabilities, and the approximately $1,200 anticipated benefit from the conversion was treated as additional paid-in capital; the condensed consolidated balance sheet at June 30, 2003 reflects these amounts. In July 2003, the minority shareholders were permitted to exercise their put option early, and upon reacquisition of the shares CORT’s ownership in Relocation Central increased to approximately 100%.

Note 3

     Following is a summary of securities with fixed maturities:

	June 30, 2003		December 31, 2002

		Fair		Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$268,249	$280,605	$463,176	$484,760
Other	12,142	12,940	308,364	342,777

	$280,391	$293,545	$771,540	$827,537

     Following is a summary of marketable equity securities (all common stocks):

	June 30, 2003		December 31, 2002

		Quoted Market		Quoted Market
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$334,412	$40,761	$315,893
The Gillette Company	40,000	203,904	40,000	194,304
Other	27,020	132,730	27,020	116,571

	$107,781	$671,046	$107,781	$626,768

     There were no unrealized losses with respect to securities with fixed maturities or marketable equity securities at June 30, 2003 or December 31, 2002.

Note 4

     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income	$45,981	$14,880	$58,485	$29,317
Increase in unrealized appreciation of investments, net of income tax effect of $11,212, $12,453, $570 and $30,154	20,526	23,091	865	55,636

Comprehensive income	$66,507	$37,971	$59,350	$84,953

Note 5

     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Steel’s Precision Brand Products subsidiary (“PBP”) and various other businesses situated in a business park in Downers Grove, Illinois. The extent of PBP’s liability has not yet been established. Nevertheless, PBP, along with the other businesses, is negotiating remedial actions with various governmental entities. In addition, PBP and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter. Precision Steel and PBP have notified their insurers relative to the claims and litigation. Inasmuch as the claims and lawsuits are in early stages of development, the cost of the claims, including defense costs, cannot be reasonably estimated at this time. Management does not anticipate that the ultimate financial impact of these matters will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on consolidated net income in any given period could be material.

Note 6

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Insurance segment:
Revenues	$35,246	$31,465	$83,650	$61,860
Net income	12,716	12,643	27,528	25,201
Assets at end of period	1,894,283	1,852,665	1,894,283	1,852,665

Furniture rental segment:
Revenues	$92,657	$99,509	$186,027	$199,701
Net income (loss)	(633)	1,988	(3,655)	3,742
Assets at end of period	266,667	301,566	266,667	301,566

Industrial segment:
Revenues	$11,093	$12,432	$23,428	$24,212
Net income (loss)	(103)	128	(40)	124
Assets at end of period	19,317	19,219	19,317	19,219

Goodwill of acquired businesses, at end of period	$266,455	$264,930	$266,455	$264,930

Realized investment gains:
Before taxes (included in revenues)	$52,208	$—	$53,019	$—
After taxes (included in net income)	33,935	—	34,462	—

Other items unrelated to business segments:
Revenues	$921	$991	$1,840	$1,933
Net income	66	121	190	250
Assets at end of period	28,228	25,840	28,228	25,840

Consolidated totals:
Revenues	$192,125	$144,397	$347,964	$287,706
Net income	45,981	14,880	58,485	29,317
Assets at end of period	2,474,950	2,464,220	2,474,950	2,464,220

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

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at June 30, 2003 was approximately $2.01 billion ($283 per share), compared to $1.96 billion ($275 per share) at December 31, 2002. At each date shareholders’ equity included $375 million of after-tax unrealized appreciation in market value of investments. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     At June 30, 2003, Wesco’s consolidated cash and cash equivalents totaled $933.1 million, up from $349.8 million at December 31, 2002. The $583.3 million increase resulted primarily as a result of sales, maturities and early redemptions of fixed-income securities as well as operating cash flow from Wesco’s insurance businesses.

     Wesco’s consolidated notes payable totaled $18.8 million at June 30, 2003 versus $32.5 million at December 31, 2002. The decrease resulted principally from the conversion of convertible debt of a subsidiary of CORT to equity by note holders.

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

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Insurance segment	$12,716	$12,643	$27,528	$25,201
Furniture rental segment	(633)	1,988	(3,655)	3,742
Industrial segment	(103)	128	(40)	124
Nonsegment items other than investment gains	66	121	190	250

Income before investment gains	12,046	14,880	24,023	29,317
Realized investment gains	33,935	—	34,462	—

Consolidated net income	$45,981	$14,880	$58,485	$29,317

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Premiums written	$13,028	$19,746	$34,715	$33,238

Premiums earned	$22,480	$13,192	$56,513	$26,091

Underwriting gain	$6,557	$273	$14,046	$1,244
Dividend and interest income	12,766	18,273	27,137	35,769

Income before income taxes	19,323	18,546	41,183	37,013
Income tax provision	(6,607)	(5,903)	(13,655)	(11,812)

Segment net income	$12,716	$12,643	$27,528	$25,201

     Premiums written for the second quarters of 2003 and 2002 included $8.3 million and $14.7 million written by Wes-FIC. Premiums written for the six-month periods ended June 30, 2003 and 2002 included $24.5 million and $22.7 million written by Wes-FIC. The remainder for each period was attributable to KBS.

     Earned premiums for the second quarters of 2003 and 2002 included $17.4 million and $8.5 million attributable to Wes-FIC. Earned premiums for the first six months of 2003 and 2002 included $46.4 million and $16.9 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At June 30, 2003, Wes-FIC’s in-force reinsurance business consists principally of a contract that commenced in 2001 under which it assumes aviation risks, as well as a four-year contract for property and casualty exposures assumed from an unaffiliated insurer. Aviation-risk premiums written in 2003 exceeded those written in the corresponding 2002 periods. The aviation business is managed by another insurance subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Other Berkshire affiliates directly participate in the aviation-risk pools, and those affiliates and Wes-FIC reinsure all members of the pools. Other property/casualty premiums written by Wes-FIC decreased in the 2003 periods compared to those of the corresponding 2002 periods; the decrease was attributed principally to tighter underwriting standards in 2003 with respect to the subject business. The increases in Wes-FIC’s earned premiums for the 2003 periods compared to those of the corresponding 2002 periods were attributable mainly to the increase in aviation premiums written over the past twelve months.

     The underwriting gain for the quarter ended June 30, 2003 amounted to $6.6 million, versus $.3 million for the second quarter of 2002. The underwriting gain for the first six months of 2003 was $14.0 million, versus $1.2 million for the first six months of 2002. The underwriting gains reported for the 2003 periods were principally attributable to Wes-FIC; its business benefited mainly from improved pricing and risk selection, and lower levels of aviation losses. The underwriting gains for the corresponding 2002 periods were attributed to the profitable underwriting results of KBS; Wes-FIC had underwriting losses of $2.0 million for the second quarter and $2.7 million for the first six months of 2002. Both Wes-FIC and KBS, as a matter of policy, accept volatility in their underwriting results in the hope of achieving higher profitability over the long term.

     Dividend and interest income earned by the insurance segment declined for the second quarter and six-month period ended June 30, 2003 from the corresponding prior year figures as proceeds from sales and paydowns of higher-yielding, long-term investments were reinvested in short-term investments whose rates have continued to deteriorate.

     The income tax provision of the insurance segment generally fluctuates somewhat as a percentage of its pre-tax income mainly due to changes in the relationship of substantially tax-exempt components of income to total pre-tax income.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Furniture rentals	$71,123	$79,848	$142,981	$160,529
Furniture sales	17,119	18,216	34,560	36,469
Apartment locator fees	4,415	1,445	8,486	2,703

Total revenues	92,657	99,509	186,027	199,701

Cost of rentals, sales and fees	26,415	29,174	54,386	58,732
Selling, general and administrative expenses	69,363	67,515	138,876	134,043
Interest expense	141	460	378	972

	95,919	97,149	193,640	193,747

Income (loss) before income taxes and minority interest	(3,262)	2,360	(7,613)	5,954
Income tax (provision) benefit	2,061	(372)	2,830	(2,212)
Minority interest in net loss of Relocation Central	568	—	1,128	—

Segment net income (loss)	$(633)	$1,988	$(3,655)	$3,742

     Reference is made to the discussion of the furniture rental business included in Item 1 of Wesco’s 2002 annual report on Form 10-K for information on Relocation Central, considered as still in a start-up phase, and whose operations generated pre-tax losses of $12.8 million for the year ended December 31, 2002 and $10.8 million for the year ended December 31, 2001. Following the acquisition of its largest competitor in December 2002, which brought to it mainly additional apartment locator fees and further geographical expansion, Relocation Central’s operating losses increased sharply. As explained in Note 2 to the accompanying condensed consolidated financial statements, there was an approximately 20% minority interest in Relocation Central’s equity from February through June 2003, thereby reducing the impact of its losses on CORT.

     Relocation Central’s revenues, consisting of apartment locator fees, amounted to $4.4 million for the second quarter of 2003 and $1.4 million for the second quarter of 2002, and $8.5 million and $2.7 million for the respective six-month periods. Costs incurred in generating those fees totaled $3.8 million for the 2003 quarter and $2.4 million for the 2002 quarter, and $8.3 million and $4.7 million for the respective six-month periods. Other operating expenses, including interest, totaled $4.6 million for the 2003 quarter and $1.7 million for the 2002 quarter, and $9.1 million and $3.7 million for the six-month periods. Relocation Central’s loss before income taxes and minority interest was thus $4.0 million for the second quarter of 2003 compared to $2.7 million for the corresponding 2002 quarter, and $8.9 million and $5.7 million for the first six-months of 2003 and 2002.

     Excluding Relocation Central’s loss before income taxes and minority interest, furniture segment income before income taxes and minority interest was $0.8 million for the second quarter of 2003, versus $5.1 million for the comparable 2002 period, and $1.3 million for the first six months of 2003, versus $11.7 million for the corresponding six-month period of 2002. The following three paragraphs analyze and discuss these non-Relocation Central (i.e., CORT parent company) figures.

     Furniture rental revenues for the second quarter of 2003 declined $8.7 million, or 10.9%, from those of the second quarter of 2002, and $17.5 million, or 10.9% for the first six months. Apart from revenues from trade shows in each period, rental revenues for the 2003 quarter declined approximately 12% from those reported for the second quarter of 2002, and 11% for the first six months of 2003 from those reported for the corresponding 2002 period. The number of furniture leases currently in effect has continued a downward trend begun in late 2000, reflecting unabated weakness of the economy, notably in the high-technology sector. Rental revenues on a per-unit basis began to improve toward the end of 2002 due mainly to price increases. The decreases in furniture sales revenues of 6.0% for the second quarter and 5.2.% for the first six months of 2003 from those reported for the comparable 2002 periods were attributed to various factors, principally increased selling prices combined with the weaker economy.

     Cost of furniture rentals and sales amounted to 25.6% of related revenues for the quarter ended June 30, 2003, versus 27.3% for the comparable quarter of 2002, and 25.9% and 27.4% for the first six months of 2003 and 2002. The improved cost percentages for the 2003 periods reflected improved furniture rental and selling prices as well as lower depreciation expense. CORT’s purchases of new product have been generally declining in recent years; it depreciates its rental furniture under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year.

     Selling, general and administrative (“SG&A”) expenses of CORT at the parent company level were $64.8 million for the second quarter of 2003, down 1.7% from the $65.9 million incurred for the second quarter of

2002, and $129.8 million for the first six months of 2003, down 0.7% from the $130.7 million incurred for the first six months of 2002. The 2003 improvements represent progress made by CORT’s management in reducing such expenses. As CORT completes the combination of Globe Furniture Rental operations, which it acquired early in 2002, with its own, and as it continues its efforts to reduce other SG&A expenses, its management anticipates further reductions in SG&A expenses for 2003.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues, principally sales and services	$11,093	$12,432	$23,428	$24,212

Income (loss) before income taxes	$(278)	$215	$(172)	$208
Income tax (provision) benefit	175	(87)	132	(84)

Segment net income (loss)	$(103)	$128	$(40)	$124

     Industrial segment revenues for the second quarter of 2003 decreased $1.3 million, or 10.8%, from those reported for the second quarter of 2002, and $.8 million, or 3.2% for the first six months of 2003 from those reported for the corresponding six-month period last year. Pounds of steel products sold in the second quarter of 2003 decreased 17.8% from those of last year’s second quarter and 7.4% for the 2003 six-month period, from those of the corresponding period of 2002. Precision Steel is continuing to suffer from extraordinary competitive pressures, as well as from a prolonged downturn in domestic manufacturing activity attributable both to ongoing weakness in the economy and the shift by many manufacturers from domestic to overseas production facilities. In terms of pounds, steel products sold in the second quarter of 2003 were lower than in any other quarter in recent years except for the fourth quarter of 2001. Not only has there been a reduction in the number of orders placed, but there has also been a trend towards smaller-sized orders.

     Income or loss before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 84.5% and 81.6% for the second quarters of 2003 and 2002, and 83.9% and 82.4% for the corresponding six-month periods. The recent increase in cost percentage, combined with decreased revenues, has resulted in fewer dollars of gross profit. Another factor in the deterioration of pre-tax income or loss has been management’s policy of maintaining service at a high level rather than slashing fixed operating expenses.

     See Note 5 to the accompanying condensed consolidated financial statements for information relating to environmental claims and lawsuits pending against a Precision Steel subsidiary and other businesses. The financial impact cannot be reasonably estimated at this time, but it may well be material in one or more reporting periods in relation to segment net income and, less likely, Wesco’s consolidated net income.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Realized investment gains, before income tax effect	$52,208	$—	$53,019	$—
Income tax provision	(18,273)	—	(18,557)	—

Realized investment gains	$33,935	$—	$34,462	$—

Other nonsegment items, net, before income tax effect	$95	$152	$210	$317
Income tax provision	(29)	(31)	(20)	(67)

	$66	$121	$190	$250

     Wesco’s consolidated earnings for the second quarter and first six months of 2003 contained realized investment gains, after taxes, of $33.9 million and $34.5 million. No gains or losses were realized in the first six months of 2002. Investment gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

     Other nonsegment items comprise mainly rental income from owned commercial real estate, plus dividend and interest income from investments owned outside the insurance segment, less expenses relating to real estate and other activities.

*     *     *     *     *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 33.3% and 30.1% for the quarters ended June 30, 2003 and June 30, 2002, and 33.8% and 32.6% for the respective six-month periods .

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

     Insurance premiums are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring premiums are deferred in other assets on the consolidated balance sheet, and charged to income as the premiums are earned.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 through 31 of Wesco’s 2002 Form 10-K Annual Report for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date:	August 12, 2003	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial officer)