Form 10-Q
period 2003-09-30
WESCO FINANCIAL CORP
filed 2003-11-07
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2003 or

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 5, 2003

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

		Page(s)

Item 1.	Financial Statements (unaudited)
	Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2003 and September 30, 2002	4
	Condensed consolidated balance sheet — September 30, 2003 and December 31, 2002	5
	Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2003 and September 30, 2002	6
	Notes to condensed consolidated financial statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the management of Wesco Financial Corporation (“Wesco”), including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no material changes in Wesco’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits:

31.1 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 —	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 —	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

               (b) Reports on Form 8-K — Report dated August 8, 2003

Item reported: 12

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Revenues:
Sales and service revenues	$103,388	$111,683	$312,825	$335,576
Insurance premiums earned	31,863	17,784	88,376	43,875
Dividend and interest income	8,585	18,107	35,973	54,189
Realized investment gains	447	—	53,466	—
Other	828	850	2,435	2,490

	145,111	148,424	493,075	436,130

Costs and expenses:
Cost of products and services sold	36,153	37,556	110,173	111,535
Insurance losses, loss adjustment and underwriting expenses	27,489	15,021	69,970	39,868
Selling, general and administrative expenses	72,102	73,046	216,558	217,361
Interest expense	210	476	590	1,549

	135,954	126,099	397,291	370,313

Income before income taxes and minority interest	9,157	22,325	95,784	65,817
Provision for income taxes	(2,108)	(7,180)	(31,378)	(21,355)
Minority interest in loss of subsidiary	88	—	1,216	—

Net income	7,137	15,145	65,622	44,462
Retained earnings — beginning of period	1,606,868	1,534,379	1,553,152	1,509,691
Cash dividends declared and paid	(2,385)	(2,314)	(7,154)	(6,943)

Retained earnings — end of period	$1,611,620	$1,547,210	$1,611,620	$1,547,210

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.00	$2.12	$9.21	$6.24

Cash dividends	$.335	$.325	$1.005	$.975

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2003	2002

ASSETS
Cash and cash equivalents	$1,028,473	$349,812
Investments:
Securities with fixed maturities	213,546	827,537
Marketable equity securities	654,393	626,768
Rental furniture	174,945	187,480
Goodwill of acquired businesses	266,455	266,203
Other assets	137,996	149,175

	$2,475,808	$2,406,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$101,488	$73,065
Unearned insurance premiums	26,848	48,681
Deferred furniture rental income and security deposits	20,936	21,562
Notes payable	22,373	32,481
Income taxes payable, principally deferred	241,006	227,902
Other liabilities	55,384	45,122

	468,035	448,813

Shareholders’ equity:
Capital stock and additional paid-in capital	33,461	30,439
Unrealized appreciation of investments, net of taxes	362,692	374,571
Retained earnings	1,611,620	1,553,152

Total shareholders’ equity	2,007,773	1,958,162

	$2,475,808	$2,406,975

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended

	Sept. 30,	Sept. 30,
	2003	2002

Cash flows from operating activities, net	$124,339	$146,656

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	270,457	302,721
Sales of securities with fixed maturities	351,180	—
Purchases of securities with fixed maturities	(2,830)	(289,107)
Acquisitions of businesses, net of cash and cash equivalents acquired	(3,440)	(30,398)
Purchases of rental furniture	(44,590)	(39,179)
Purchase of minority shareholders’ interest in Relocation Central Corporation	(5,609)	—
Other, net	(3,392)	(3,151)

Net cash flows from investing activities	561,776	(59,114)

Cash flows from financing activities:
Net decrease in line of credit borrowings	—	(786)
Payment of cash dividends	(7,154)	(6,943)
Other, net	(300)	—

Net cash flows from financing activities	(7,454)	(7,729)

Increase in cash and cash equivalents	678,661	79,813
Cash and cash equivalents — beginning of period	349,812	120,784

Cash and cash equivalents — end of period	$1,028,473	$200,597

Supplementary information:
Interest paid during period	$484	$1,512
Income taxes paid, net, during period	12,012	19,889
Noncash activities – conversion of debt to equity in subsidiary	9,808	—
Increase in additional paid-in capital due to subsidiary stock transactions	3,022	—

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
(Unaudited)

Note 1

     In management’s opinion, the condensed consolidated financial statements of Wesco Financial Corporation (“Wesco”) reflect all adjustments (all of them of a normal recurring nature, except as explained in Note 5) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States.

     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 42 through 50 of its 2002 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements.

     Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board and required to be adopted after September 30, 2003 will have a material effect on reported shareholders’ equity.

Note 2

     In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a marketing subsidiary, Relocation Central Corporation (“Relocation Central”), which partially financed its start-up by issuing convertible notes primarily to unrelated parties. In February 2003, most note holders converted their notes into approximately 20% of Relocation Central’s common stock and retained an option to require CORT to purchase the shares in February 2004 for approximately $6,000. Relocation Central’s operations have been unprofitable to date. In recording the retirement of such notes in the first quarter of 2003, a $6,000 contingent liability related to the expected redemption of stock was included in other liabilities, and approximately $1,200 was recorded as additional paid-in capital. In July 2003, CORT negotiated an early buyout of the minority shareholders’ equity in Relocation Central. In recording the transaction, an additional $1,800 was credited to additional paid-in capital.

Note 3

     Following is a summary of available-for-sale securities with fixed maturities:

	September 30, 2003		December 31, 2002

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$191,189	$200,645	$463,176	$484,760
Other	12,125	12,901	308,364	342,777

	$203,314	$213,546	$771,540	$827,537

     Following is a summary of available-for-sale marketable equity securities (all common stocks):

	September 30, 2003		December 31, 2002

		Quoted Market		Quoted Market
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Coca-Cola Company	$40,761	$309,553	$40,761	$315,893
The Gillette Company	40,000	204,672	40,000	194,304
Other	27,020	140,168	27,020	116,571

	$107,781	$654,393	$107,781	$626,768

     There were no unrealized losses with respect to securities with fixed maturities or marketable equity securities at September 30, 2003 or December 31, 2002.

Note 4

     The following table sets forth Wesco“s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Net income	$7,137	$15,145	$65,622	$44,462
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $6,831, $20,114, $6,262 and ($10,040)	(12,744)	(37,255)	(11,879)	18,381

Comprehensive income (loss)	$(5,607)	$(22,110)	$53,743	$62,843

Note 5

     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel Warehouse, Inc., are included in Wesco’s industrial segment, and various other businesses situated in a business park in Downers Grove, Illinois. PBP, along with the other businesses, has been negotiating remedial actions with various governmental entities. In addition, PBP and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter. Precision Steel and PBP have notified their insurers relative to the claims and litigation. Inasmuch as the claims and lawsuits are in early stages of development, the ultimate cost of the claims, including defense costs, net of insurance recoveries, are difficult to estimate at this time. Nevertheless, in the quarter ended September 30, 2003, PBP recorded a provision of approximately $1,000 ($621 after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. Management does not anticipate that the ultimate financial impact of such remediation and other legal matters will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on consolidated net income in any given period could be material.

Note 6

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Insurance segment:
Revenues	$40,267	$35,744	$123,917	$97,604
Net income	9,066	14,079	36,594	39,280
Assets at end of period	1,904,529	1,824,644	1,904,529	1,824,644

Furniture rental segment:
Revenues	$91,900	$98,813	$277,927	$298,514
Net income (loss)	(1,601)	831	(5,256)	4,573
Assets at end of period	256,857	288,610	256,857	288,610

Industrial segment:
Revenues	$11,523	$12,887	$34,951	$37,099
Net income (loss)	(720)	78	(760)	202
Assets at end of period	18,493	19,235	18,493	19,235

Goodwill of acquired businesses, at end of period	$266,455	$265,034	$266,455	$265,034

Realized investment gains:
Before taxes (included in revenues)	$447	$—	$53,466	$—
After taxes (included in net income)	291	—	34,753	—

Other items unrelated to business segments:
Revenues	$974	$980	$2,814	$2,913
Net income	101	157	291	407
Assets at end of period	29,474	27,203	29,474	27,203

Consolidated totals:
Revenues	$145,111	$148,424	$493,075	$436,130
Net income	7,137	15,145	65,622	44,462
Assets at end of period	2,475,808	2,424,726	2,475,808	2,424,726

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

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at September 30, 2003 was approximately $2.01 billion ($282 per share), compared to $1.96 billion ($275 per share) at December 31, 2002, which included $363 million and $375 million, respectively, of after-tax unrealized appreciation in market value of investments. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     At September 30, 2003, Wesco’s consolidated cash and cash equivalents totaled $1,028.5 million, up from $349.8 million at December 31, 2002. The $678.7 million increase resulted primarily as a result of sales, maturities and early redemptions of longer-term fixed-income securities as well as operating cash flow from Wesco’s insurance businesses.

     Wesco’s management continues to believe that the Wesco group has adequate liquidity and financial resources to provide for contingent needs.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income (loss) of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Insurance segment:
Underwriting	$2,855	$1,796	$11,985	$2,605
Investment income	6,211	12,283	24,609	36,675

	9,066	14,079	36,594	39,280
Furniture rental segment	(1,601)	831	(5,256)	4,573
Industrial segment	(720)	78	(760)	202
Nonsegment items other than investment gains	101	157	291	407

Income before investment gains	6,846	15,145	30,869	44,462
Realized investment gains	291	—	34,753	—

Consolidated net income	$7,137	$15,145	$65,622	$44,462

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Premiums written	$31,828	$27,616	$66,543	$60,854

Premiums earned	$31,863	$17,784	$88,376	$43,875

Underwriting gain	$4,392	$2,763	$18,438	$4,007
Dividend and interest income	8,381	17,955	35,518	53,724

Income before income taxes	12,773	20,718	53,956	57,731
Income tax provision	(3,707)	(6,639)	(17,362)	(18,451)

Segment net income	$9,066	$14,079	$36,594	$39,280

     Premiums written for the third quarters of 2003 and 2002 included $27.3 million and $22.9 million written by Wes-FIC. Premiums written for the nine-month periods ended September 30, 2003 and 2002 included $51.8 million and $45.6 million written by Wes-FIC. The remainder for each period was attributable to KBS.

     Earned premiums for the third quarters of 2003 and 2002 included $26.8 million and $12.8 million attributable to Wes-FIC. Earned premiums for the first nine months of 2003 and 2002 included $73.2 million and $29.7 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At September 30, 2003, Wes-FIC’s in-force reinsurance business consists principally of a contract that commenced in 2001 under which it participates in the reinsurance of several pools of assumed aviation risks, as well as a four-year contract for property and casualty exposures assumed from an unaffiliated insurer. The aviation pools are managed by a wholly owned insurance subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Other Berkshire affiliates also participate in the aviation-risk pools, and Wes-FIC reinsures some of the risks borne by these Berkshire affiliates as well as some of the risks borne by non-Berkshire affiliated members. Wes-FIC assumes 10% of certain aviation risks of the pool for 2003 underwriting year versus 15.5% for the 2002 underwriting year.

     Earned premiums from the aviation contract in 2003 exceeded 2002 amounts by $2.2 million for the third quarter and $24.4 million for the first nine months. Amounts earned in 2003 include amounts earned from a portion of premiums written in 2002 when Wes-FIC’s participation rate was greater than the current rate. Premiums earned under the property and casualty contract reinsuring the unaffiliated insurer also increased for the 2003 periods in comparison with 2002 periods. Wes-FIC’s participation rate under this contract increased from 3.3% in 2002 to 6% in 2003.

     The underwriting gain for the quarter ended September 30, 2003 amounted to $4.4 million, versus $2.8 million for the third quarter of 2002. The underwriting gain for the first nine months of 2003 was $18.4 million, versus $4.0 million for the first nine months of 2002. The underwriting gains reported for the 2003 periods were principally attributable to Wes-FIC; its business benefited mainly from relatively low levels of aviation losses. In recent months, price competition has intensified in certain aviation markets. Consequently, the comparative level of business accepted by the pool in future periods may decline. The underwriting gains for the corresponding 2002 periods were attributable principally to KBS. Both Wes-FIC and KBS accept volatility in their underwriting results in the hope of achieving higher profitability over the long term.

          Dividend and interest income earned by the insurance segment declined for the third quarter and nine-month period ended September 30, 2003 from the corresponding prior year figures principally as proceeds from sales and paydowns of higher-yielding, long-term investments were reinvested in lower-yielding, short-term investments.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Revenues:
Furniture rentals	$69,482	$77,027	$212,463	$237,556
Furniture sales	17,964	20,086	52,524	56,555
Apartment locator fees	4,454	1,700	12,940	4,403

Total revenues	91,900	98,813	277,927	298,514

Cost of rentals, sales and fees	26,482	29,604	80,868	88,336
Selling, general and administrative expenses	68,221	67,547	207,097	201,590
Interest expense	212	426	590	1,398

	94,915	97,577	288,555	291,324

Income (loss) before income taxes and minority interest	(3,015)	1,236	(10,628)	7,190
Income tax (provision) benefit	1,326	(405)	4,156	(2,617)
Minority interest in net loss of Relocation Central	88	—	1,216	—

Segment net income (loss)	$(1,601)	$831	$(5,256)	$4,573

     Reference is made to the discussion of the furniture rental business included in Item 1 of Wesco’s 2002 annual report on Form 10-K for information on Relocation Central, considered as still in a start-up phase, and whose operations generated pre-tax losses of $12.8 million for the year ended December 31, 2002 and $10.8 million for the year ended December 31, 2001. Following the acquisition of its largest competitor in December 2002, which brought to it mainly additional apartment locator fees and further geographical expansion, Relocation Central’s operating losses increased sharply. As explained in Note 2 to the accompanying condensed consolidated financial statements, there was an approximately 20% minority interest in Relocation Central’s equity from February through mid-July 2003, thereby reducing the impact of its losses on CORT.

     Relocation Central’s revenues, consisting of apartment locator fees, amounted to $4.5 million for the third quarter of 2003 and $1.7 million for the third quarter of 2002, and $12.9 million and $4.4 million for the respective nine-month periods. Costs incurred in generating those fees totaled $3.8 million for the 2003 quarter and $2.6 million for the 2002 quarter, and $12.1 million and $7.3 million for the respective nine-month periods. Other operating expenses, including interest, totaled 3.7 million for the 2003 quarter and $2.0 million for the 2002 quarter, and $12.8 million and $5.7 million for the respective nine-month periods. Relocation Central’s loss before income taxes and minority interest was thus $3.0 million for the third quarter of 2003 compared to $2.9 million for the corresponding 2002 quarter, and $11.9 million and $8.6 million for the first nine months of 2003 and 2002.

     Excluding Relocation Central’s loss before income taxes and minority interest, furniture segment income before income taxes and minority interest was $0.1 million for the third quarter of 2003 versus $4.1 million for the comparable 2002 period, and $1.3 million for the first nine months of 2003 versus $15.8 million for the corresponding nine-month period of 2002. The following three paragraphs analyze and discuss these non-Relocation Central (i.e., CORT parent company) figures.

     Furniture rental revenues for the third quarter of 2003 declined $7.6 million, or 9.8%, from those of the third quarter of 2002, and $25.1 million, or 10.6%, for the first nine months. Apart from revenues from trade shows, a small acquisition and the sale of a rental operation in a small city in each period, rental revenues for the 2003 third quarter and first nine months declined approximately 12% from those reported for the third quarter and first nine months of 2002. The number of furniture leases currently in effect has continued on a downward trend begun in late 2000, reflecting weakness of the economy, notably in the high-technology sector. Also, per-unit rental increases introduced toward the end of 2002 have not yet resulted in improved rental revenues. Furniture sales revenues also decreased in the 2003 periods from those reported in 2002, 10.6% for the third quarter and 7.1% for the first nine months. Prices were reduced somewhat in 2002 in order to facilitate a reduction in used furniture inventories; recently, with reduced selling emphasis, prices have been restored.

     Cost of furniture rentals and sales amounted to 26.0% of related revenues for the quarter ended September 30, 2003 versus 27.8% for the comparable quarter of 2002, and 25.9% and 27.5% for the first nine months of 2003 and 2002. The improved cost percentages for the 2003 periods reflected improved furniture rental and selling prices as well as lower depreciation expense. Purchases of new product have been generally declining in recent years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year.

     Selling, general and administrative (“SG&A”) expenses of CORT at the parent company level were $64.6 million for the third quarter of 2003, down 1.8% from the $65.8 million incurred for the third quarter of 2002, and were $194.4 million for the first nine months of 2003, down 1.1% from the $196.5 million incurred for the first nine months of 2002. As efforts to integrate the operations of a furniture rental company acquired early in 2002 continue, further reductions in SG&A expenses are anticipated.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Revenues, principally sales and services	$11,523	$12,887	$34,951	$37,099

Income (loss) before income taxes	$(1,139)	$165	$(1,311)	$373
Income tax (provision) benefit	419	(87)	551	(171)

Segment net income (loss)	$(720)	$78	$(760)	$202

     Industrial segment revenues for the third quarter of 2003 decreased $1.4 million, or 10.6%, from those reported for the third quarter of 2002, and $2.1 million, or 5.8%, for the first nine months of 2003 from those reported for the corresponding nine-month period last year. Pounds of steel products sold in the third quarter of 2003, although up 8.0% above pounds sold in the preceding quarter, were down 14.2% from those of last year’s third quarter; and pounds sold in the current nine-month period decreased 9.8% from those of the corresponding period of 2002. Precision Steel is continuing to suffer from a prolonged downturn in domestic manufacturing activity attributable both to ongoing weakness in the domestic economy and the shift by many manufacturers from domestic to overseas production, as well as from extraordinary competitive pressures. Not only has there been a reduction in the number of orders placed, but there has also been a trend towards smaller-sized orders.

     The results of operations for the industrial segment, shown above, reflect a provision of approximately $1.0 million ($0.6 million after income tax benefit) recorded in the third quarter of 2003, representing a preliminary estimate of the costs of remediation agreed to with governmental entities and other parties to date and related expenses. It is possible that additional accruals will be required in future periods or that amounts previously expensed will be recovered under insurance policies. Management does not anticipate that the ultimate financial impact of such remediation and other legal matters will be material in relation to Wesco’s shareholders’ equity. (See Note 5 to the accompanying condensed consolidated financial statements for further details.)

     Excluding the provision for remediation recorded in the third quarter of 2003 described above, income or loss before income taxes of the industrial segment decreased by $0.3 million and $0.7 million for the three- and nine-month periods ended September 30, 2003 from the corresponding 2002 periods, and segment net income or loss decreased by $0.2 million and $0.3 million. Dollars of gross profit declined from 2002 to 2003 for two reasons: revenues decreased; and cost of products sold increased as a percentage of revenues (these were 84.2% and 82.1% for the third quarters of 2003 and 2002, and 84.0% and 82.3% for the corresponding nine-month periods).

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Realized investment gains, before income tax effect	$447	$—	$53,466	$—
Income tax provision	(156)	—	(18,713)	—

Realized investment gains	$291	$—	$34,753	$—

Other nonsegment items, net, before income tax effect	$92	$206	$302	$523
Income tax (provision) benefit	9	(49)	(11)	(116)

	$101	$157	$291	$407

     Wesco’s consolidated earnings for the third quarter and first nine months of 2003 contained realized investment gains, after taxes, of $0.3 million and $34.8 million. No gains or losses were realized in the first nine months of 2002. Investment gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

     Other nonsegment items comprise mainly rental income from owned commercial real estate, plus dividend and interest income from investments owned outside the insurance segment, less expenses relating to real estate and other activities.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period based mainly on the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, including realized investment gains, which are fully taxable. The consolidated income tax provisions, expressed as percentages of income before income taxes, amounted to 23.0% and 32.2% for the quarters ended September 30, 2003 and September 30, 2002, and 32.8% and 32.4% for the respective nine-month periods.

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

     Furniture rentals are recognized as revenue proportionately over the rental contact period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses. Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. It is carried on the consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ANALYSIS

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 through 31 of Wesco’s 2002 Form 10-K Annual Report for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

Date: November 7, 2003	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson
Vice President and
Chief Financial Officer
(principal financial officer)