Form 10-K
period 2003-12-31
WESCO FINANCIAL CORP
filed 2004-03-15
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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

None

(Title of Class)

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes X No

      The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2003 was: $416,099,000.

      The number of shares outstanding of the registrant’s Capital Stock as of March 15, 2004 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2004 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

Item 1.     Business

GENERAL

      Wesco Financial Corporation (“Wesco”) was incorporated in Delaware on March 19, 1959. Wesco, through subsidiaries, engages in three principal businesses: (1) the insurance business, through Wesco-Financial Insurance Company (“Wes-FIC”), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company (“KBS”), which was incorporated in 1909, was purchased by Wes-FIC in 1996 and provides specialized insurance coverages for banks; (2) the furniture rental business, through CORT Business Services Corporation (“CORT”), which traces its national presence to the combination of five regional furniture rental companies in 1972 and was purchased by Wesco in 2000; and (3) the steel service center business, through Precision Steel Warehouse, Inc. (“Precision Steel”), which was begun in 1940 and acquired by Wesco in 1979. The subsidiaries are wholly owned, either directly or indirectly.

      Wesco’s operations also include, through another wholly owned subsidiary, MS Property Company (“MS Property”), management of owned commercial real estate in downtown Pasadena, California, a portion of which it seeks to redevelop. MS Property began its operations in late 1993, upon transfer to it of real properties previously owned by Wesco and by a former savings and loan subsidiary of Wesco.

      Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s chairman and chief executive officer and economic owner of approximately 31% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions and major capital allocations. Although operating decisions for Wesco’s businesses are made by the managers of those business units, Mr. Buffett is president and a director of Wesco Holdings Midwest, Inc. (“WHMI”), a wholly owned subsidiary of Wesco, and a director of Wes-FIC, CORT and Precision Steel, which are wholly owned subsidiaries of WHMI.

      Wesco’s activities fall into three business segments — insurance, furniture rental and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The furniture rental segment consists of the operations of CORT. The industrial segment comprises Precision Steel’s steel service center and other operations. Wesco is also engaged in several activities not identified with the three business segments; these include (1) investment activity unrelated to the insurance segment, (2) MS Property’s real estate activities, and (3) parent company activities.

INSURANCE SEGMENT

      Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company (“NICO”), which is headquartered in Omaha, Nebraska. To simplify discussion, the term “Berkshire Insurance Group,” as used in this report, refers to NICO and certain other wholly owned insurance subsidiaries of Berkshire, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries that are 80.1%-owned through Berkshire’s ownership of Wesco.

      Wes-FIC’s high net worth (about $2.0 billion at December 31, 2003) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included excess-of-loss contracts. Excess-of-loss contracts include “super-catastrophe reinsurance,” which subjects the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indem-

nify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC has also been party to “quota-share” reinsurance, under which it shares in premiums and losses proportionately with the ceding company.

      Wesco’s and Wes-FIC’s boards of directors have authorized automatic acceptance of retrocessions of super-catastrophe reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums, which is believed to be less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth. Occasionally, the Berkshire Insurance Group will also have an upper-level reinsurance interest with interests different from Wes-FIC’s, particularly in the event of one or more large losses.

      Following is a summary of Wes-FIC’s more significant reinsurance agreements:

•	A quota-share agreement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of essentially all insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco’s consolidated balance sheet.

•	Several contracts for super-catastrophe reinsurance retroceded by the Berkshire Insurance Group beginning in 1994, including 3% participations in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997. No losses were incurred under these contracts.

•	Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer, also retroceded by the Berkshire Insurance Group. No liabilities remain under this contract.

•	A multi-year, quota-share arrangement, entered into in 2000 through NICO, as intermediary without profit, for participation in a pool of certain property and casualty risks written by a large, unaffiliated insurer, under which Wes-FIC’s participation increased from approximately 3.3% of certain risks associated with policy years 2000 through 2002 to 6% of certain risks associated with the 2003 and 2004 policy years. The terms of this arrangement are identical to those accepted by another member of the Berkshire Insurance Group, except as to the amount of the participation.

•	Participation in four risk pools managed by a Berkshire Insurance Group member covering hull, liability, workers’ compensation and satellite exposures relating to the aviation industry, as follows: with respect to 2001, to the extent of 3% for each pool, with satellite exposures effective June 1; for 2002, 13% of the hull and liability pools, increasing to 15.5% in August, and 3% of the workers’ compensation pool (satellite exposures were not renewed in June); and, for 2003 and 2004, 10% of the hull and liability pools only. The Berkshire Insurance Group member provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, e.g., in settling a large loss.

      The insurance industry, including Wes-FIC, experienced significant reinsurance and insurance losses from the September 11, 2001 terrorist attack. The Terrorism Risk Insurance Act of 2002 (“TRIA”), enacted November 26, 2002, established for commercial property and casualty insurers

(but not as reinsurers — see next paragraph) a program providing for federal reinsurance of insured terrorism losses occurring after enactment. Under TRIA, a terrorism loss must have resulted from a terrorist act undertaken on behalf of a foreign person or interest which has resulted in an insured loss in excess of $5 million, as certified by the federal government. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. In the event of a certified act of terrorism, the federal government will reimburse each insurer (conditioned on its satisfaction of policyholder notification requirements) for 90% of its insured losses in excess of the insurer’s deductible. The insurer’s deductible is calculated based on the direct earned premiums for relevant commercial lines written by the insurer’s entire insurance group. For 2003, the insurer’s deductible was 7% of its group’s earned premiums; it is 10% in 2004 and will rise further to 15% in 2005 assuming the TRIA program is extended to a third year. The aggregate deductible amount for the Berkshire insurance group (including Wesco’s insurance subsidiaries), believed to have approximated $130 million for 2003, is estimated to approximate $200 million for 2004. There is a $100 billion cap per TRIA program year on aggregate certified losses (all eligible insurers’ deductibles plus their 10% share and the federal 90% share above the deductibles), and insurers are free to exclude their liability for terrorism losses in excess of the cap.

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

      Although Wes-FIC has no active super-catastrophe reinsurance contracts in force, its management has indicated that Wes-FIC will likely have opportunities to participate in such business from time to time in the future. Management believes that an insurer in the reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this regard, Wes-FIC is believed to operate differently from many other reinsurers in that risks it writes are entirely retained, while other reinsurers may retrocede portions of the risks to other reinsurers, thereby assuming contingent risks that such reinsurers will not be able to respond if called upon to pay off on risks reinsured. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2003 amounted to only 4% of their combined statutory surplus, compared to an industry average of about 130% based on figures reported for 2002.

      Wes-FIC is also licensed to write “direct” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write direct insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

      In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 28 states. KBS is also subject to regulation by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS, which for many years had minimized its risks arising from large losses through cessions to third party reinsurers, restructured its reinsurance program in 1998 in order to retain a much higher proportion of its premiums and risks of loss. Wesco’s management seeks improved operating results over the long term in return for greater short-term volatility.

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

      A significant marketing advantage enjoyed by Berkshire’s insurance subsidiaries, including Wesco’s insurance segment, is the maintenance of extraordinary capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2 billion at December 31, 2003. This capital strength creates opportunities for the Wesco subsidiaries to participate in reinsurance and insurance contracts not necessarily available to many of their competitors.

      Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of Berkshire’s group of insurance subsidiaries and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting and reserving, as well as Wes-FIC’s extremely strong capital base.

      Wesco’s and Wes-FIC’s boards are hopeful, but have no assurance, that the businesses of Wes-FIC and KBS will grow. They welcome the opportunity to participate in additional reinsurance retrocessions and other insurance arrangements with the Berkshire Insurance Group, as well as acquisitions of other insurance companies.

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

FURNITURE RENTAL SEGMENT

      CORT, acquired in February 2000 by a subsidiary of Wesco, is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states and the District of Columbia) are 108 showrooms, 91 clearance centers and 84 warehouses, as well as three websites — www.cort1.com, www.relocationcentral.com and www.corttradeshow.com.

      CORT’s rent-to-rent business is differentiated from rent-to-own businesses primarily by the terms of the rental arrangements and the type of customer served. Rent-to-rent customers generally desire high-quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property on a permanent basis. In a typical rent-to-rent transaction, the customer agrees to rent furniture for a minimum of three months, subject to extension by the customer on a month-to-month basis. By contrast, rent-to-own arrangements are generally made by customers lacking established credit whose objective is the eventual ownership of the property; these transactions are typically entered into on a month-to-month basis and may require weekly rental payments.

      CORT’s customer base includes Fortune 500 companies, small businesses, professionals, and owners and operators of apartment communities. CORT’s management believes its size, national presence, brand awareness, consistently high level of customer service, product quality and breadth of selection, depth and experience of management, and efficient clearance centers have been key contributors to the company’s success. CORT offers a wide variety of office and home furnishings, including commercial panel systems, televisions, housewares and accessories. CORT emphasizes its ability to furnish an apartment, home or entire suite of offices with high-quality furniture, housewares and accessories in two business days. CORT’s objective is to build upon these core competencies and competitive advantages to increase revenues and market share. Key to CORT’s growth strategies are (1) expanding its corporate customer base, (2) enhancing its ability to capture an increasing number of Internet customers through its on-line catalog and other web services, (3) making selective acquisitions, and (4) continuing to develop various products and services.

      In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on rentals of office furniture than on residential furniture. In order to promote longer office lease terms, CORT offers lower rates on leases where lease terms exceed six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower-cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation while developing residential business with new and transferred employees.

      CORT’s Relocation Central Corporation subsidiary (“Relocation Central”), formed in 2001, provides the nation’s largest apartment locator service through its website (www.relocationcentral.com), customer call center and walk-in locations. More than 350 apartment communities refer their tenants to CORT. In an effort to sharply reduce the operating losses that Relocation Central has been sustaining during its start-up phase, CORT is in process of reorganizing Relocation Central’s operations, including relocating some of its operations to CORT facilities. As the two companies more closely align their marketing and sales efforts, CORT believes it will expand referral opportunities to new customer markets as well as expand business with corporate customers, who require the services of an apartment/home locator service and an interim provider of quality home and office furnishings.

      CORT also provides short-term rentals for trade shows and conventions. Its www.corttradeshow.com website assists in providing information to and gathering leads from prospects.

      Until the economy weakened beginning late in 2000, CORT was benefiting from an increasing demand for furniture rental services. CORT’s management believes that this favorable trend was caused by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing, and the impact of a more mobile and transitory population. CORT’s management attributes the decline in business to continued weakness of job growth in the economy, exacerbated by the terrorist activity on September 11, 2001. In 2003, CORT’s management reduced the number of facilities and employees, and it is believed CORT is well positioned to benefit from domestic job growth and any corresponding economic expansion.

      The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional as well as a number of smaller regional and local rent-to-rent competitors. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. Management believes that the principal competitive factors in the furniture rental industry are product value, furniture condition, extent of furniture selection, terms of rental agreement, speed of delivery, exchange privilege, option to purchase, deposit requirements and customer service.

      The majority of CORT’s furniture sales revenue is from its clearance center sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. The sale of previously leased furniture allows CORT to control inventory quantities and to maintain inventory quality at showroom level. On the average, furniture is typically sold through the clearance centers three years after its initial purchase by CORT.

      With respect to sales of furniture through its clearance centers, CORT competes with numerous new and used furniture retailers, some of which are larger than CORT. CORT’s management believes that price and value are its principal competitive advantages in this activity.

      CORT and Relocation Central have approximately 2,660 full-time employees, including 50 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

      Precision Steel, acquired in 1979, and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 24 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume of approximately 13 million tons of comparable products. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure is intensified by imports, a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.

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

      Steel service raw materials are obtained principally from major domestic steel mills, and their availability was good until very recently, when the market drifted into near chaos caused by shortages. It is not clear how this is going to work out. Thus far in 2004, Precision Steel’s prices and profits have been higher. Precision Steel’s service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one week. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

      The industrial segment businesses are subject to economic cycles. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to $4.7 million at December 31, 2003 from $4.1 million at December 31, 2002.

      There are 205 full-time employees engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

      Certain of Wesco’s activities are not identified with any business segment. These extraneous operations include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real property in Pasadena, California, a portion of which it seeks to redevelop, and (3) parent company activities.

      Six full-time employees are engaged in the activities of Wesco and MS Property.

AVAILABLE INFORMATION

      Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, may be accessed soon after such material is electronically filed with the Securities and Exchange Commission (“SEC”), through Wesco’s website, www.wescofinancial.com, or the SEC’s, www.sec.gov.

Item 2. Properties

      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The mall has been redeveloped to include residential units and a multiscreen movie theater. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2008. Adjacent to the building and garage is a vacant parcel; MS Property is seeking city approval of its plans to redevelop the parcel, together with a vacant parcel of land it owns in the next block.

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

      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 34 states and the District of Columbia through 186 facilities, of which 20 were owned and the balance leased as of December 31, 2003. The leased facilities’ lease terms expire at dates ranging from 2004 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet, fax and telephone.

      CORT’s showrooms generally have 4,000 to 5,000 square feet of floor space. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

      Relocation Central leases 3,800 square feet of office space in a multistory office building in Santa Clara, California, which it uses as its headquarters. The lease expires in February 2005. Its apartment locator services are situated in 36 leased facilities in 15 metropolitan areas in 14 states under leases expiring at dates ranging from 2004 to 2007, as well as in ten of CORT’s showrooms.

      Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3. Legal Proceedings

      Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in detrimental financial impact material to its shareholders’ equity. However, see Note 8 to the accompanying consolidated financial statements for an explanation of environmental actions brought against a subsidiary that could materially impact consolidated net income in any given fiscal period.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

      Wesco’s capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.

      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2003 and 2002, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2003			2002

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$310	$285	$0.335	$325	$302	$0.325
June 30	322	285	0.335	338	300	0.325
September 30	357	303	0.335	323	290	0.325
December 31	373	315	0.335	314	293	0.325

			$1.340			$1.300

      There were approximately 550 shareholders of record of Wesco’s capital stock as of the close of business on March 1, 2004. It is estimated that approximately 6,200 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Item 6. Selected Financial Data

      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2003 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2003	2002	2001	2000	1999

Assets:
Cash and cash equivalents	$1,052,462	$349,812	$120,784	$153,810	$66,331
Investments —
Securities with fixed maturities	167,390	827,537	924,160	839,683	309,976
Marketable equity securities	754,634	626,768	667,262	833,937	2,214,883
Accounts receivable	60,168	67,425	43,871	38,444	8,685
Rental furniture	163,699	187,480	212,586	244,847	—
Goodwill of acquired businesses	266,607	266,203	264,465	260,037	28,556
Other assets	73,435	81,750	86,565	90,157	23,764

Total assets	$2,538,395	$2,406,975	$2,319,693	$2,460,915	$2,652,195

Liabilities:
Insurance losses and loss adjustment expenses	$102,526	$73,065	$61,879	$39,959	$33,642
Unearned insurance premiums	28,993	48,681	24,897	17,006	8,420
Deferred furniture rental income and security deposits	19,835	21,562	23,796	27,669	—
Notes payable	12,679	32,481	33,649	56,035	3,635
Income taxes payable, principally deferred	247,241	227,902	225,665	305,175	707,345
Other Liabilities	48,931	45,122	37,410	38,037	3,781

Total liabilities	$460,205	$448,813	$407,296	$483,881	$756,823

Shareholders’ equity:
Capital stock and surplus	$33,324	$30,439	$30,439	$30,439	$30,439
Unrealized appreciation of investments, net of taxes	426,542	374,571	372,267	480,469	1,312,590
Retained earnings	1,618,324	1,553,152	1,509,691	1,466,126	552,343

Total shareholders’ equity	$2,078,190	$1,958,162	$1,912,397	$1,977,034	$1,895,372

Per capital share	$291.89	$275.03	$268.60	$277.68	$266.21

	Year Ended December 31,

	2003	2002	2001	2000	1999

Revenues:
Sales and service revenues	$406,250	$437,099	$443,628	$426,096	$64,571
Insurance premiums earned	106,651	64,627	43,031	23,783	17,655
Dividend and interest income	44,763	70,652	70,981	59,759	49,679
Realized net investment gains	53,466	—	—	1,311,270	11,186
Other	3,187	3,299	3,439	3,056	4,600

	614,317	575,677	561,079	1,823,964	147,691

Costs and expenses:
Cost of products and services sold	144,725	145,677	144,712	146,649	50,728
Insurance losses, loss adjustment and underwriting expenses	82,497	58,736	46,682	19,392	7,366
Selling, general and administrative	278,090	288,353	276,712	227,954	11,468
Interest expense	749	1,994	4,169	5,235	2,549
Goodwill amortization	—	—	7,476	6,342	782

	506,061	494,760	479,751	405,572	72,893

Income before income taxes	108,256	80,917	81,328	1,418,392	74,798
Provision for income taxes	(34,852)	(28,199)	(28,792)	(495,922)	(20,655)
Minority interest in loss of subsidiary	1,307	—	—	—	—

Net income	$74,711	$52,718	$52,536	$922,470	$54,143

Amounts per capital share:
Net income	$10.49	$7.40	$7.38	$129.56	$7.60
Cash dividends	1.34	1.30	1.26	1.22	1.18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

OVERVIEW

Financial Condition

      Wesco continues to have an exceptionally strong, conservatively valued balance sheet at December 31, 2003, with relatively little debt and no hedging or off-balance sheet financing. Liquidity, which has traditionally been high, is even higher than usual due principally to sales and maturities during 2003 of most of Wesco’s mortgage-backed securities and other fixed-maturity investments and reinvestment of the proceeds in cash equivalents pending redeployment.

      Wesco’s four equity investees are strong, well-known companies. The practice of concentrating in few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire, who consult with respect to Wesco’s investments and major capital allocations.

Results of Operations

      Investment gains were realized in 2003 for the first time in three years. As is usual for Wesco, realization of these gains had little effect on shareholders’ equity, because the gains had essentially been reflected, net of taxes, in the unrealized appreciation component of shareholders’ equity. Sales of investments at Wesco are made with a view to economics, never the reporting of earnings, and the amounts and timing of realizations have no predictive or practical analytic value.

      Ignoring realized investment gains, after-tax operating earnings declined in 2003 after remaining relatively flat in 2002 and 2001. Improved insurance underwriting results were more than offset by reduced investment income that resulted from the shift from longer-term to very-short-term fixed-maturity investments bearing lower interest rates. Also, the furniture rental and industrial segments suffered from the effects of the ongoing weak economy and other unfavorable factors.

      Wesco does not manage with a view toward Wall Street expectations. Its management is not concerned with the volatility of short-term operating results, so long as long-term prospects are satisfactory.

FINANCIAL CONDITION

      Wesco’s shareholders’ equity at December 31, 2003 was $2.1 billion ($291.89 per share), up from $2.0 billion ($275.03 per share) at December 31, 2002. Shareholders’ equity included $426.5 million at December 31, 2003, and $374.6 million at December 31, 2002, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded based upon market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. Net unrealized appreciation constituted approximately 21% of shareholders’ equity at December 31, 2003 and 19% at December 31, 2002. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Notes 1 and 3 to Wesco’s accompanying consolidated financial statements, for additional information on investments.)

      At December 31, 2003, Wesco’s consolidated cash and cash equivalents totaled $1.1 billion, up from $350 million at December 31, 2002. The $703 million increase resulted primarily from sales, maturities and early redemptions of longer-term fixed-income securities as well as operating cash flow from Wesco’s insurance businesses.

      Wesco’s consolidated borrowings totaled $12.7 million at December 31, 2003 versus $32.5 million at December 31, 2002. Of these amounts, $12.1 million and $22.0 million related to a $100 million revolving line of credit used in CORT’s furniture rental business. The remainder represented convertible notes of a subsidiary of CORT, which were in effect retired during 2003 (see Note 6 to Wesco’s consolidated financial statements).

      Wesco’s management believes the group has adequate liquidity and capital resources to provide for contingent needs. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.

RESULTS OF OPERATIONS

      The consolidated data in the second table in Item 6 are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net securities gains, are followed by costs and expenses, including goodwill amortization (if applicable) and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net securities gains and goodwill amortization are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,

	2003	2002	2001

Insurance segment:
Underwriting	$15,711	$3,829	$(2,373)
Investment income	30,925	45,642	47,627
Furniture rental segment	(6,257)	2,442	13,076
Industrial segment	(860)	250	388
Nonsegment items other than investment gains —
Goodwill amortization	—	—	(6,814)
Other	439	555	632

Income before realized investment gains	39,958	52,718	52,536
Realized investment gains	34,753	—	—

Consolidated net income	$74,711	$52,718	$52,536

      In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed. Attention is directed to Note 10 to the accompanying consolidated financial statements for additional information.

Insurance Segment

      Following is a summary of the results of operations of the insurance segment (i.e., Wes-FIC and KBS), which represent the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Year Ended December 31,

	2003	2002	2001

Premiums written	$86,962	$88,411	$50,922

Premiums earned	$106,651	$64,627	$43,031

Underwriting gain (loss)	$24,171	$5,891	$(3,651)
Dividend and interest income	44,118	70,007	70,048

Income before income taxes	68,289	75,898	66,397
Income tax provision	(21,653)	(26,427)	(21,143)

Segment net income	$46,636	$49,471	$45,254

      Premiums written for 2003, 2002 and 2001 included $67.1 million, $67.7 million and $32.8 million attributable to Wes-FIC, and $19.9 million, $20.7 million and $18.1 million attributable to KBS.

      Earned premiums for 2003, 2002 and 2001 included $86.5 million, $45.4 million and $25.3 million attributable to Wes-FIC, and $20.2 million, $19.2 million and $17.7 million attributable to KBS.

      At December 31, 2003, Wes-FIC was participating in in-force reinsurance business principally as follows: (1) a multi-year contract for property and casualty exposure entered into in 2000 with a large, unaffiliated insurer, and (2) a contract which became effective in 2001 under which Wes-FIC participates in various pools of aviation-related risks. Under the first contract described above, Wes-FIC, in 2003, 2002 and 2001, wrote premiums of approximately $30 million annually and earned premiums of $42.0 million, $20.9 million and $22.5 million. Under the second contract described above, Wes-FIC, in 2003, 2002 and 2001, wrote $67.1 million, $67.7 million and $32.8 million and earned premiums of $44.3 million, $24.4 million and $2.8 million. Wes-FIC’s participation in those contracts has generally varied from year to year, and is summarized in Item 1, Business. The decrease in premiums written by KBS in 2003 resulted from a change in the pricing of reinsurance ceded to reinsurers; premiums written, before the purchase of reinsurance, actually increased slightly for the year, as it did in 2002. The increases in premiums written by KBS in recent years have been principally due to growth in volume of bank deposit guarantee bonds; this product currently accounts for approximately 45% of premiums written by KBS.

      The underwriting gain (loss) for 2003, 2002 and 2001 included $17.1 million, $.1 million, and ($12.4 million) attributable to Wes-FIC, and $7.0 million, $5.8 million and $8.7 million attributable to KBS. Wes-FIC benefited in 2003 mainly from relatively low levels of aviation losses. Its underwriting loss for 2001 resulted mainly from a provision of $10 million before income taxes representing estimated loss and expenses related to the terrorist activity of September 11, 2001. Its underwriting gain in 2003 benefited by a reduction of $3 million in that provision. Aside from the $3 million benefit, Wes-FIC’s underwriting results for 2003 were detrimentally affected by net revisions of estimated liabilities for losses and loss adjustment expenses provided for in prior years of $4.5 million. Underwriting results for 2002 and 2001 included net beneficial revisions of estimated liabilities for losses and loss adjustment expenses of $.8 million and $2.3 million. Underwriting results are based on estimates and subject to estimation error; in addition, management believes that it will take years to resolve complicated coverage issues relating to the September 11, 2001 loss estimate, which could have a material effect on the ultimate loss incurred.

      KBS, unlike Wes-FIC, writes numerous, relatively small insurance policies, and thus management considers overall combined ratios (the sum of insurance losses, loss adjustment expenses and underwriting expenses divided by premiums) to be meaningful. KBS’ combined ratios were 65.0%, 71.3% and 55.1% for 2003, 2002 and 2001.

      Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. As explained in Item 1, Business, in spite of partial relief provided by the Terrorism Risk Insurance Act, enacted in November 2002, Wes-FIC is exposed to insurance losses from terrorist events. Although Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted, Wes-FIC’s management does not believe it likely that, on a worst-case basis, Wes-FIC’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.

      Another industry concern in recent years has been its exposure to loss from environmental contamination, particularly asbestos-related claims. Wes-FIC’s management currently believes such exposure to be minimal.

      Dividend and interest income has been earned by the insurance group principally (1) on earnings retained and reinvested by Wes-FIC, (2) on capital contributed by Wesco, and (3) on float (funds invested pending payment of claims). Dividend and interest income earned by the insurance segment declined for 2003 from the corresponding 2002 figure principally as proceeds from sales, maturities and early redemptions of higher-yielding, long-term investments were reinvested in lower-yielding, short-term investments. Dividend and interest income was essentially unchanged in 2002 from the amount earned in 2001.

      The income tax provision of the insurance segment fluctuated as a percentage of its pre-tax income from year to year during the period presented in the foregoing table mainly due to the relationship of substantially tax-exempt components of income to total pre-tax income.

      As explained in Item 1, Business, Wesco’s insurance segment has extraordinary capital strength, and Wesco would welcome additional attractive reinsurance or insurance arrangements, or acquisitions of insurance businesses. However, the timing and magnitude of changes in its insurance underwriting activity cannot presently be predicted.

Furniture Rental Segment

      Following is a summary of the results of operations of the furniture segment, consisting of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central. (Amounts are in thousands.)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Furniture rentals	$275,949	$309,341	$328,129
Furniture sales	68,253	72,816	66,008
Apartment locator fees	15,910	6,426	1,277

	360,112	388,583	395,414

Cost of rentals, sales and fees	105,998	116,354	110,680
Selling, general and administrative expenses	265,799	266,796	260,168
Interest expense	749	1,790	3,889

	372,546	384,940	374,737

Income (loss) before income taxes and minority interest	(12,434)	3,643	20,677
Income tax (provision) benefit	4,870	(1,201)	(7,601)
Minority interest in net loss of Relocation Central	1,307	—	—

Segment net income (loss)	$(6,257)	$2,442	$13,076

      Furniture rental revenues for 2003 declined $33.4 million, or 10.8%, from those of 2002, following a decline of $18.8 million, or 5.7%, the prior year. Excluding rental revenues each year from trade shows, as well as from locations not in operation throughout each year, rental revenues for 2003 declined approximately 12% from those of 2002, following a decline of approximately 17% the prior year; the percentage decrease would have been greater were it not for the effect of price increases of 4% to 5% in 2002 and 2003. The number of furniture leases in effect has been on a downward trend since late 2000. Units of furniture rented were down approximately 15% in 2003 and 19% in 2002, as compared with each respective prior year’s. The declines of furniture rentals in dollars and units are deemed to have resulted from continued weakness of job growth in the economy, exacerbated by the terrorist activity on September 11, 2001.

      Furniture sales revenues decreased 6.3% in 2003 from those reported in 2002 after having increased in 2002 by 10.3% over the 2001 level. CORT, in managing the level of excess, idle inventory, periodically discounts selling prices. It did so in 2002, resulting in higher-than-normal revenues.

      Apartment locator fees, generated by Relocation Central since its start-up in January 2001, increased sharply to $15.9 million in 2003 from $6.4 million in 2002 and $1.3 million in 2001, principally through acquisitions.

      Cost of rentals, sales and fees amounted to 29.4% of revenues for 2003 versus 29.9% for 2002 and 28.0% for 2001. The decrease in cost percentage for 2003 reflected improved rental and selling prices, as well as lower depreciation expense, in spite of a writedown of obsolete and excess inventories by $1.6 million in 2003. The increase in cost percentage in 2002 reflected mainly CORT’s efforts to trim excess, idle inventories through decreases in selling prices and would have been somewhat higher were it not for a decrease in depreciation expense. Purchases of new product have been generally declining in recent years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year. Excluding costs incurred by Relocation Central — $15.1 million in 2003, $10.3 million in 2002 and $5.0 million in 2001 — in generating apartment locator fees, segment costs in relation to furniture rentals and sales were 26.4% in 2003, 27.7% in 2002 and 26.8% in 2001.

      Other segment operating expenses (i.e., selling, general, administrative and interest expenses) were $266.5 million for 2003, down .1% from the $268.6 million incurred in 2002, following an increase of 1.7% from the $264.0 million incurred in 2001. Excluding other operating expenses of Relocation Central — $16.6 million in 2003, $8.8 million in 2002 and $7.8 million in 2001, other operating expenses of the segment amounted to $249.9 million in 2003, down $9.9 million, or 3.8%, from $259.8 million in 2002; the latter was up 1.3% from $256.5 million in 2001. CORT’s management anticipates further reductions in other operating expenses as it continues integrating the operations of a large furniture rental company acquired early in 2002, as Relocation Central continues integrating the operations of its largest competitor acquired late in 2002, and as additional synergies and efficiencies materialize from CORT’s reorganization of Relocation Central’s operations.

      Income or loss before income taxes and minority interest for the furniture rental segment amounted to a loss of $12.4 million for the year 2003, income of $3.6 million for 2002 and income of $20.7 million for 2001. Eliminating the portion of these amounts representing Relocation Central losses — $15.9 million in 2003, $12.8 million in 2002 and $10.8 million in 2001 — results in income before income taxes and minority interest for CORT, at the parent company level, of $3.5 million for 2003, $16.4 million for 2002 and $31.5 million for 2001. The year-to-year decline in the latter figures was due to the fact that CORT’s operating and other costs and expenses, principally fixed, were not sufficiently reduced to compensate for decreasing revenues. Management expects that the furniture rental business will improve in 2004 principally as a result of continued cost cutting and recent implementation of new rental programs.

      The minority interest in net loss of Relocation Central of $1.3 million in 2003 relates to a period of several months during which minority shareholders held an approximately 20% equity interest in Relocation Central. (See Note 6 to the accompanying consolidated financial statements for further information.)

Industrial Segment

      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,

	2003	2002	2001

Revenues, principally sales and services	$46,138	$48,567	$48,440

Income before income taxes	$(1,531)	$663	$862
Income tax (provision) benefit	671	(413)	(474)

Segment net income (loss)	$(860)	$250	$388

      Industrial segment revenues for 2003 decreased 5.0% from the corresponding 2002 figure; pounds of steel products sold decreased 6.6%. Revenues for 2002 increased .3% from the corresponding 2001 figure; pounds of steel products sold increased 6.6%. The increase in steel sales in terms of pounds sold in 2002 may have been anomalous, because in recent years Precision Steel has suffered from a prolonged economic downturn, a shift by many manufacturers from domestic to overseas production facilities, periodic shortages of product from domestic mills, and extraordinary competitive pressures. Not only has there been a reduction in the number of orders placed, but there has also been a trend towards smaller-sized orders. The severity of these adverse factors on industrial segment revenues is demonstrated by the fact that average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.

      At the start of 2004, a shortage of raw materials from domestic mills has produced near chaos in the steel service industry. Thus far in 2004, the impact on revenues and earnings has been favorable for Precision Steel, but it is not clear how the situation will work out.

      Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Brand, a subsidiary of Precision Steel, and various other businesses situated in a business park in Downers Grove, Illinois. Precision Brand, along with the other businesses, has been negotiating remedial actions with various governmental entities. In addition, Precision Brand and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter. Precision Steel and Precision Brand have notified their insurers relative to the claims and litigation. Inasmuch as the claims and lawsuits are in early stages of development, the ultimate cost of the claims, including defense costs, is difficult to estimate at this time. Nevertheless, in 2003, Precision Brand recorded a provision of $1.0 million ($.6 million after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. Management does not anticipate that the ultimate financial impact of such remediation and other legal matters will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on consolidated net income in any given period could be material.

      Even without the $1.0 million provision for remediation in 2003 discussed above, operations of the industrial segment for 2003 would have resulted in a loss before income taxes of $.5 million, versus pre-tax income of $.7 million and $.9 million for 2002 and 2001. Income or loss before income taxes of the industrial segment is dependent not only on revenues, but also on operating costs and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.9%, 81.7% and 80.9% for 2003, 2002 and 2001. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of goods sold. LIFO inventory accounting adjustments were insignificant in relation to industrial segment after-tax loss for 2003, but increased earnings by $.2 million and $.4 million for 2002 and 2001.

Unrelated to Business Segment Operations

      Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2003	2002	2001

Goodwill amortization, before income tax effect	$—	$—	$(7,476)
Income tax benefit	—	—	662

Goodwill amortization	$—	$—	$(6,814)

Realized investment gains, before income tax effect	$53,466	$—	$—
Income tax provision	(18,713)	—	—

Realized investment gains	$34,753	$—	$—

Other nonsegment items —
Rental income from commercial real estate	$3,187	$3,248	$3,214
Dividend and interest income	617	616	885
Real estate and general and administrative expenses	(3,367)	(3,186)	(3,303)
Interest expense	—	—	(79)
Other items, net	29	35	151

Income before income taxes	466	713	868
Provision for income taxes	(27)	(158)	(236)

Net income from other nonsegment activities	$439	$555	$632

      Goodwill represents the excess of the cost over the fair value of identified net assets of acquired businesses. In the case of the Wesco group, it relates to the acquisitions of CORT and KBS, as well as smaller entities acquired by CORT following its purchase by Wesco in February 2000. Prior to 2002, goodwill was amortized mainly on a straight-line basis over 40 years. Effective as of the beginning of 2002, Wesco discontinued amortization of goodwill and became subject to other changes in goodwill accounting, as required by the Financial Accounting Standards Board. (See Notes 1 and 2 to the accompanying consolidated financial statements for further information on goodwill accounting.)

      Realized gains and losses on the Wesco group’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly, as in 2003 and 2000. However, the amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at market value, and unrealized gains or losses are reflected, net of potential income tax effect, in the unrealized appreciation component of its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering event, they are credited or charged to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — essentially only a transfer from unrealized appreciation to retained earnings. Wesco’s consolidated earnings contained net realized investment gains, after income taxes, of $34.8 million in 2003 and $852.4 million in 2000; no gains or losses were realized in 2002 or 2001.

      Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses — plus or minus income taxes related to such items. These taxes do not correlate well with total pre-tax income, primarily because dividend income is substantially tax-exempt.

* * * * *

      Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period based mainly on the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, including realized investment gains, which are fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 32.2%, 34.8% and 35.4% in 2003, 2002 and 2001. (See Notes 1 and 7 to the accompanying consolidated financial statements for further information on income taxes.)

      Management’s principal goal is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions. There is no particular strategy as to the timing of sales of investments. Investments may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, or (2) the desire to generate funds for an acquisition or repayment of debt.

      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of investment gains and losses, as well as other unusual nonoperating items such as a large acquisition. In addition, consolidated revenues, expenses and net income are subject to external conditions such as the September 11, 2001 terrorist activity, which had an immediate impact on Wes-FIC’s underwriting results, the ongoing weakness of the economy, which has adversely affected CORT and Precision Steel, and raw material shortages which have very recently disrupted the steel service business.

      As explained in Item 1, Business, in spite of relief provided by enactment of the Terrorism Risk Insurance Act (“TRIA”) on November 26, 2002, Wes-FIC is exposed to losses from terrorist events covered by TRIA occurring after that date as well as terrorism losses not covered by TRIA. Although Wes-FIC’s and thus Wesco’s exposure to terrorism losses cannot be predicted, Wes-FIC’s management does not believe that, on a worst-case basis, Wes-FIC’s shareholder’s equity would likely be severely impacted by any terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.

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

CRITICAL ACCOUNTING POLICIES AND PRACTICES

      Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies and practices followed by Wesco are set forth in Note 1 to the accompanying consolidated financial statements. Following are the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations.

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

      Liabilities for insurance losses and loss adjustment expenses as of any balance sheet date represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses includes significant estimates for these claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change. Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.

      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of net assets of acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over a period not exceeding 40 years, and was reviewed for impairment if conditions were identified that indicated possible impairment. Effective January 1, 2002, Wesco adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the periodic amortization of goodwill in favor of an accounting model that is based solely upon impairment tests. Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to operating earnings.

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

      Furniture rentals are recognized as revenue proportionately over the rental contact period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses. Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards or excessive, for sale. It is carried on the consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

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

      Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to, changes in market prices of Wesco’s significant equity investments, the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Otherwise, the consolidated balance sheet at December 31, 2003 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices or foreign exchange rates. Wesco does not utilize stand-alone derivatives to manage market risks.

EQUITY PRICE RISK

      Wesco’s consolidated balance sheet at December 31, 2003 contained $755 million of marketable equity securities stated at market value, up from $627 million one year earlier. The increase was due to an increase in market values; no marketable equity securities were purchased or sold during 2003. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2003, two investments comprised 80% of the carrying value of the consolidated equity portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2003 ($601 million, combined) were common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in their filings with the SEC, which are available to the public.

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

      The following table summarizes Wesco’s equity price risks as of December 31, 2003 and 2002. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2003		December 31, 2002

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$754,634	$754,634	$626,768	$626,768
Hypothetical	981,024	528,244	814,799	438,737
Shareholders’ equity —
As recorded	2,078,190	2,078,190	1,958,162	1,958,162
Hypothetical	2,225,344	1,931,036	2,080,382	1,835,942

The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

INTEREST RATE RISK

      Wesco’s consolidated balance sheet at December 31, 2003 contained $167 million of securities with fixed maturities stated at fair value, down from $828 million one year earlier. The decrease resulted principally from sales, as well as maturities and redemptions, of such securities during the year. Proceeds received were mainly invested in investments maturing within three months (cash equivalents); as a result, cash and cash equivalents on the consolidated balance sheet increased from $350 million to $1.1 billion during 2003. Consequently, market value risks with respect to interest-rate movements or otherwise as of December 31, 2003 are substantially lower than at the end of 2002 and are considered insignificant.

      The fair values of Wesco’s fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Fair values of Wesco’s investments may also be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

      As noted in the preceding section on equity price risk, Wesco prefers to acquire entire businesses or invest in equity securities. When unable to do so, it may invest in mortgage-backed securities, government bonds or other interest-rate-sensitive investments. Wesco’s strategy is to acquire securities that are attractively priced in relation to perceived interest-rate and credit risks. Although Wesco’s emphasis is conservative, it recognizes and accepts that losses may occur.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      Neither Wesco nor any of its subsidiaries has off-balance sheet arrangements. Nor do they have any insurance obligations for which estimated provisions have not been made, or other significant contractual obligations not included in the accompanying consolidated financial statements or notes thereto.

      Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations follows. (Amounts are in thousands.)

		Payments Due

	Total	2004	2005-2006	2007-2008	Subsequently

Notes payable, including interest	$12,879	$12,679	$—	$—	$200
Operating lease obligations	123,042	28,679	45,663	26,013	22,687
Purchase obligations, other than for capital expenditures	13,803	12,916	760	127	—
Other, principally deferred compensation	3,770	704	—	—	3,066

Totals	$153,494	$54,978	$46,423	$26,140	$25,953

Item 8. Financial Statements and Supplementary Data

      Following is an index to financial statements and related schedules of Wesco appearing in this report:

Page
Financial Statements	Number(s)

Independent auditors’ report	25
Consolidated balance sheet — December 31, 2003 and 2002	26
Consolidated statement of income — years ended December 31, 2003, 2002 and 2001	27
Consolidated statement of changes in shareholders’ equity — years ended December 31, 2003, 2002 and 2001	28
Consolidated statement of cash flows — years ended December 31, 2003, 2002 and 2001	29
Notes to consolidated financial statements	30 – 38

      Listed below are financial statement schedules required by the SEC to be included in this report. The data appearing therein should be read in conjunction with the consolidated financial statements and notes thereto of Wesco and the independent auditors’ report referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2003 and 2002, and years ended December 31, 2003, 2002 and 2001	I	39 – 40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable, as there were no such changes or disagreements.

Item 9A. Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Committees and Meetings” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 5, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth in the section “Compensation of Directors and Executive Officers” in the 2004 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Requirements for Reporting Securities Ownership” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Directors and Executive Officers,” “Board of Director Interlocks and Insider Participation” and “Director Independence and Committees” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The information set forth in the section “Independent Auditors” in the 2004 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

      3a — Articles of incorporation and by-laws of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended December 31, 1999)

      21 — List of subsidiaries (filed as exhibit 21 to Wesco’s Form 10-K for the year ended December 31, 2001)
      31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2003. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

      In the fourth quarter of 2003, Wesco filed a Report on Form 8-K dated November 7, 2003. Item reported: 12

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	/s/ CHARLES T. MUNGER
	Charles T. Munger Chairman of the Board (principal executive officer)	March 10, 2004

By:	/s/ ROBERT H. BIRD
	Robert H. Bird President	March 10, 2004

By:	/s/ JEFFREY L. JACOBSON
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT H. BIRD
Robert H. Bird Director	March 10, 2004

/s/ CAROLYN H. CARLBURG
Carolyn H. Carlburg Director	March 10, 2004

/s/ ROBERT E. DENHAM
Robert E. Denham Director	March 10, 2004

/s/ ROBERT T. FLAHERTY
Robert T. Flaherty Director	March 10, 2004

/s/ PETER D. KAUFMAN
Peter D. Kaufman Director	March 10, 2004

/s/ CHARLES T. MUNGER
Charles T. Munger Director	March 10, 2004

/s/ ELIZABETH CASPERS PETERS
Elizabeth Caspers Peters Director	March 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Wesco Financial Corporation

      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in Note 2 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Omaha, Nebraska

March 4, 2004

WESCO FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$1,052,462	$349,812
Investments:
Securities with fixed maturities	167,390	827,537
Marketable equity securities	754,634	626,768
Accounts receivable	60,168	67,425
Rental furniture	163,699	187,480
Goodwill of acquired businesses	266,607	266,203
Other assets	73,435	81,750

	$2,538,395	$2,406,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$102,526	$73,065
Unearned insurance premiums	28,993	48,681
Deferred furniture rental income and security deposits	19,835	21,562
Accounts payable and accrued expenses	48,931	45,122
Notes payable	12,679	32,481
Income taxes payable, principally deferred	247,241	227,902

	460,205	448,813

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	23,319
Unrealized appreciation of investments, net of taxes	426,542	374,571
Retained earnings	1,618,324	1,553,152

Total shareholders’ equity	2,078,190	1,958,162

	$2,538,395	$2,406,975

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Sales and service revenues	$406,250	$437,099	$443,628
Insurance premiums earned	106,651	64,627	43,031
Dividend and interest income	44,763	70,652	70,981
Realized investment gains	53,466	—	—
Other	3,187	3,299	3,439

	614,317	575,677	561,079

Costs and expenses:
Cost of products and services sold	144,725	145,677	144,712
Insurance losses, loss adjustment and underwriting expenses	82,497	58,736	46,682
Selling, general and administrative expenses	278,090	288,353	276,712
Interest expense	749	1,994	4,169
Goodwill amortization	—	—	7,476

	506,061	494,760	479,751

Income before income taxes	108,256	80,917	81,328
Provision for income taxes	(34,852)	(28,199)	(28,792)
Minority interest in net loss of subsidiary	1,307	—	—

Net income	$74,711	$52,718	$52,536

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$10.49	$7.40	$7.38
Cash dividends	1.34	1.30	1.26

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Shareholders’ Equity					Total
						Compre-
		Additional	Unrealized			hensive
	Capital	Paid In	Appreciation	Retained		Income
	Stock	Capital	of Investments	Earnings	Total	(Loss)

Balance, December 31, 2000	$7,120	$23,319	$480,469	$1,466,126	$1,977,034
Net income				52,536	52,536
Decrease in unrealized appreciation
of investments, net of income						$(55,666)

tax effect of $58,634			(108,202)		(108,202)
Cash dividends declared and paid				(8,971)	(8,971)

Balance, December 31, 2001	7,120	23,319	372,267	1,509,691	1,912,397
Net income				52,718	52,718
Increase in unrealized appreciation
of investments, net of income tax						$55,022

effect of $1,342			2,304		2,304
Cash dividends declared and paid				(9,257)	(9,257)

Balance, December 31, 2002	7,120	23,319	374,571	1,553,152	1,958,162
Net income				74,711	74,711
Increase in unrealized appreciation
of investments, net of income tax						$126,682

effect of $28,334			51,971		51,971
Increase in additional paid-in capital due to subsidiary stock transactions		2,885			2,885
Cash dividends declared and paid				(9,539)	(9,539)

Balance, December 31, 2003	$7,120	$26,204	$426,542	$1,618,324	$2,078,190

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$74,711	$52,718	$52,536
Adjustments to reconcile net income with cash flows from operating activities —
Realized net securities gains	(53,466)	—	—
Provision for depreciation and amortization, net	44,114	51,914	65,564
Increase in liabilities for insurance losses and loss adjustment expenses	29,461	11,186	21,920
Increase (decrease) in unearned insurance premiums	(19,688)	23,784	7,891
Increase (decrease) in income taxes payable	(8,995)	893	(20,876)
Proceeds from sales of rental furniture, less gross profit included in net income	40,742	48,173	44,225
Other, net	16,182	(239)	(6,717)

Net cash flows from operating activities	123,061	188,429	164,543

Cash flows from investing activities:
Purchases of securities with fixed maturities	(2,562)	(289,117)	(719,769)
Maturities and redemptions of securities with fixed maturities	314,556	427,387	631,639
Sales of securities with fixed maturities	351,180	—	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(9,825)	(37,082)	(20,009)
Purchases of rental furniture	(50,960)	(44,550)	(56,065)
Other, net	(3,267)	(5,974)	(2,008)

Net cash flows from investing activities	599,122	50,664	(166,212)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	(94)	(2,508)	9,714
Borrowings (repayments) of line of credit borrowings, net	(9,900)	1,700	(32,100)
Payment of cash dividends	(9,539)	(9,257)	(8,971)

Net cash flows from financing activities	(19,533)	(10,065)	(31,357)

Increase (decrease) in cash and cash equivalents	702,650	229,028	(33,026)
Cash and cash equivalents — beginning of year	349,812	120,784	153,810

Cash and cash equivalents — end of year	$1,052,462	$349,812	$120,784

Supplementary disclosures:
Interest paid during year	$642	$1,241	$4,356
Income taxes paid during year	43,847	27,306	49,668
Noncash activities — conversion of debt to equity in subsidiary	9,808	—	—
Increase in additional paid-in capital due to subsidiary stock transactions	2,885	—	—

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except for amounts per share)

Note 1. Significant Accounting Policies and Practices

Nature of operations and basis of consolidation

      Wesco Financial Corporation (“Wesco”) is, indirectly, an 80.1%-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Berkshire, through subsidiaries, is engaged in a number of diverse business activities, the most important of which are property and casualty insurance businesses conducted on both a primary and reinsurance basis.

      Wesco, like Berkshire, is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 10. Intercompany balances and transactions are eliminated in the preparation of the consolidated statements.

Accounting pronouncements not yet in effect

      Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board or other applicable authorities and required to be adopted after yearend 2003 are likely to have a material effect on reported shareholders’ equity.

Use of estimates

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

Cash equivalents

      Cash equivalents consist of investments maturing less than three months from date acquired.

Investments

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

Goodwill of acquired businesses

      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of net assets of acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over a period not exceeding 40 years, and was reviewed for impairment if conditions were identified that indicated possible impairment.

      Effective January 1, 2002, Wesco adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the periodic amortization of goodwill in favor of an accounting model that is based solely upon impairment tests. Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to operating earnings.

Insurance business

      Insurance premiums are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned; the unamortized balances, included in other assets on the consolidated balance sheet, were $5,072 and $6,015 at yearend 2003 and 2002.

      Liabilities for insurance losses and loss adjustment expenses as of any balance sheet date represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses includes significant estimates for these claims. Liabilities for insurance losses are determined from (1) individual case amounts, (2) reports from ceding insurers, and (3) past experience. Considerable judgment is required to evaluate claims and estimate claim liabilities in connection with reinsurance contracts because of the inherent delays in receiving loss information from ceding companies. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change.

      Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.

Furniture rental business

      Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards or excessive in quantity, for sale. Rental furniture is carried at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

      Furniture rentals are recognized as revenue proportionately over the rental contact period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Costs related to furniture rentals comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses.

Income taxes

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

      CORT has subsequently purchased various companies engaged in the furniture rental business. These acquisitions, like Wesco’s acquisition of CORT, have been accounted for as purchases, and the results of their operations have been included in Wesco’s consolidated statements since the dates of acquisition. Pro forma disclosures have not been provided inasmuch as the acquisitions, taken as a whole, have not been material in relation to Wesco’s consolidated income statement for any one year.

      Due to Wesco’s adoption of SFAS No. 142 effective January 1, 2002 (see Note 1), the consolidated financial statements do not reflect any goodwill amortization in 2003 or 2002, compared to $7,476, before taxes, of goodwill amortization for 2001. Had Wesco discontinued such amortization as of the beginning of 2001, its after-tax income would have increased by $6,814 ($.96 per share) in 2001 to $59,350 ($8.34 per share).

      At yearend 2003, the unamortized balance of goodwill carried as an asset on Wesco’s consolidated balance sheet was $266,607, of which $239,616 related to CORT and the balance to KBS, acquired by Wesco in 1996.

Note 3. Investments

      Following is a summary of securities with fixed maturities:

	December 31, 2003		December 31, 2002

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$146,793	$154,623	$463,176	$484,760
Other, principally U. S. government obligations	12,160	12,767	308,364	342,777

	$158,953	$167,390	$771,540	$827,537

      At yearend 2003 and 2002, the estimated fair values of securities with fixed maturities contained unrealized gains of $8,437 and $55,997. There were no unrealized losses at either yearend.

      Fixed-maturity investments other than mortgage-backed securities at 2003 yearend are expected to mature as follows:

	Amortized	Carrying
	Cost	Value

In one year or less	$2,518	$2,519
After five years through ten years	9,642	10,248

	$12,160	$12,767

      Following is a summary of marketable equity securities (all common stocks):

		December 31, 2003		December 31, 2002

			Quoted		Quoted
			Market		Market
	Number of		(Carrying)		(Carrying)
	Shares	Cost	Value	Cost	Value

The Coca-Cola Company	7,205,600	$40,761	$365,684	$40,761	$315,893
The Gillette Company	6,400,000	40,000	235,072	40,000	194,304
American Express Company	1,943,100	20,687	93,716	20,687	68,689
Wells Fargo & Company	1,021,600	6,333	60,162	6,333	47,882

		$107,781	$754,634	$107,781	$626,768

      Realized investment gains for 2003 resulted from sales of securities with fixed maturities and cash equivalents. There were no realized losses. No gains or losses were realized in 2002 or 2001.

      Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Note 4. Insurance Business

      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2003	2002	2001

Balance at beginning of year	$73,065	$61,879	$39,959
Less ceded liabilities	(50)	—	(50)

Net balance at beginning of year	73,015	61,879	39,909

Incurred losses recorded during year —
For current year	57,805	39,641	35,913
For all prior years	4,497	(818)	(2,336)

Total incurred losses	62,302	38,823	33,577

Payments made during year —
For current year	15,584	12,607	3,597
For all prior years	17,707	15,080	8,010

Total payments	33,291	27,687	11,607

Net liabilities at end of year	102,026	73,015	61,879
Plus ceded liabilities	500	50	—

Gross liabilities at end of year	$102,526	$73,065	$61,879

Incurred losses “for all prior years” represent the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year.

      In 2003, losses incurred for all prior years included increased estimates for losses with respect to the company’s reinsurance-assumed business, partially offset by a $3,000 pre-tax reduction in estimated reserves relating to the September 11, 2001 terrorist activity originally provided for in 2001 at $10,000. The reserve increases recorded in 2003 for prior years related primarily to loss occurrences during 2000.

      Wes-FIC’s exposure to environmental contamination, including asbestos, is believed to be minimal.

      Payment of dividends by insurance subsidiaries is restricted by insurance statutes and regulations. In 2004, without prior regulatory approval, Wesco can receive dividends from its insurance subsidiaries up to approximately $201,600.

      Combined shareholders’ equity of Wesco’s insurance subsidiaries determined pursuant to statutory accounting rules approximated $2,016,000 and $1,839,000 at yearend 2003 and 2002.

Note 5. Furniture Rental Business

      Since the acquisition of CORT in February 2000 (see Note 2), the principal source of Wesco’s consolidated sales and service revenues has been from rental of furniture. Following is a breakdown of rental furniture:

	December 31,

	2003	2002

Cost of rental furniture	$250,658	$261,565
Less accumulated depreciation	(86,959)	(74,085)

	$163,699	$187,480

Note 6. Notes Payable and Other Contractual Obligations

      Following is a summary of notes payable, at yearend:

	December 31,

	2003	2002

Revolving line of credit	$12,100	$22,000
Other	579	10,481

	$12,679	$32,481

      The line of credit, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual rate of interest on amounts outstanding under the line of credit at yearend 2003 was 2.8% in addition to an annual commitment fee of .14% of the total credit line. The underlying agreement does not contain any materially restrictive covenants. The credit line expires in June 2006.

      Other notes payable at yearend 2002 represented convertible notes of a subsidiary of CORT. During 2003 most of the principal amount of these notes were converted into equity of the subsidiary, after which the resulting minority interest was bought out at a discount from an agreed option price. These transactions resulted in additional paid-in capital of $2,885 on the CORT’s books as well as Wesco’s. The minority interest in net loss sustained by the subsidiary prior to the buyout, $1,307, is set out separately on the consolidated statement of income. The conversion feature on the $379 principal amount of the notes remaining at yearend 2003, which are included in other notes payable, has expired. The weighted average interest rate on other notes payable at yearend 2003 was 5.1%

      Estimated fair values of the notes payable at yearend 2003 and 2002 approximated carrying values of $12,679 and $32,481.

      In addition to recorded liabilities, Wesco at yearend 2003 had operating lease obligations aggregating $123,042 (payable in 2004, $28,679; in 2005, $25,063; in 2006, $20,600; in 2007, $14,726; in 2008, $11,287; and thereafter, $22,687) and other contractual obligations aggregating $17,773.

Note 7. Income Taxes

      Following is a breakdown of income taxes payable at 2003 and 2002 yearends:

	December 31,

	2003	2002

Deferred tax liabilities, relating to —
Appreciation of investments	$228,748	$200,414
Other items	30,161	32,511

	258,909	232,925
Deferred tax assets	(9,716)	(8,159)

Net deferred tax liabilities	249,193	224,766
Taxes currently payable (recoverable)	(1,952)	3,136

Income taxes payable	$247,241	$227,902

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2003	2002	2001

Federal	$37,362	$29,046	$29,225
State	(2,510)	(847)	(433)

Provision for income taxes	$34,852	$28,199	$28,792

Current	$39,965	$24,750	$28,461
Deferred	(5,113)	3,449	331

Provision for income taxes	$34,852	$28,199	$28,792

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(2.9)	(3.1)	(3.3)
Goodwill amortization	—	—	2.4
State income taxes, less federal tax benefit	(1.7)	(1.0)	(0.3)
Other differences, net	1.8	3.9	1.6

Effective income tax provision rate	32.2%	34.8%	35.4%

      Wesco and its subsidiaries join with other Berkshire entities in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. Returns have been examined by and settled with the Internal Revenue Service through 1996.

Note 8. Environmental Matters

      Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel Warehouse, Inc., are included in Wesco’s industrial segment, and various other businesses situated in a business park in Downers Grove, Illinois. PBP, along with the other businesses, has been negotiating remedial actions with various governmental entities. In addition, PBP and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter. Precision Steel and PBP have notified their insurers relative to the claims and litigation. Inasmuch as the claims and lawsuits are in early stages of development, the ultimate cost of the claims, including defense costs, is difficult to estimate at this time. Nevertheless, in 2003, PBP recorded a provision of approximately $1,044 ($628 after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. Management does not anticipate that the ultimate financial impact of such remediation and other legal matters will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on consolidated net income in any given period could be material.

Note 9. Quarterly Financial Information

      Unaudited quarterly consolidated financial information for 2003 and 2002 follows:

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,

2003
Revenues	$121,292	$145,111	$192,125	$155,839

Net income	$9,089	$7,137	$45,981	$12,504
Per capital share	1.28	1.00	6.45	1.76

2002
Revenues	$139,547	$148,424	$144,397	$143,309

Net income	$8,256	$15,145	$14,880	$14,437
Per capital share	1.16	2.12	2.09	2.03

Realized investment gains —
2003
Before taxes (included in revenues)	$—	$447	$52,208	$811
After taxes (included in net income)	—	291	33,935	527

2002
None

Note 10. Business Segment Data

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

      The furniture rental segment includes the operating accounts of CORT, which was acquired in February 2000 (see Note 2), and its subsidiary. CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

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

	2003	2002	2001

Insurance segment:
Premiums earned	$106,651	$64,627	$43,031
Dividend and interest income	44,118	70,007	70,048
Provision for income taxes	(21,653)	(26,427)	(21,143)
Net income	46,636	49,471	45,254
Depreciation and amortization other than of discounts and premiums of investments	27	26	39
Capital expenditures	4	3	23
Assets at yearend	1,985,846	1,818,788	1,724,612

Furniture rental segment:
Revenues	$360,112	$388,583	$395,414
Income tax (provision) benefit	4,870	(1,201)	(7,601)
Net income (loss)	(6,257)	2,442	13,076
Depreciation and amortization other than of discounts and premiums of investments	41,472	47,998	53,429
Capital expenditures	3,209	3,497	1,605
Assets at yearend	235,455	277,308	286,269

Industrial segment:
Sales, service and other revenues	$46,138	$48,567	$48,440
Income tax (provision) benefit	671	(413)	(474)
Net income (loss)	(860)	250	388
Depreciation and amortization	505	592	747
Capital expenditures	106	137	245
Assets at yearend	16,826	17,905	19,044

Goodwill of acquired businesses:
Amortization, net of income taxes	$—	$—	$(6,814)
Assets at yearend	266,607	266,203	264,465

Realized investment gains:
Before taxes (included in revenues)	$53,466	$—	$—
After taxes (included in net income)	34,753	—	—

	2003	2002	2001

Other items unrelated to business segments:
Dividend and interest income	$617	$616	$885
Other revenues	3,215	3,277	3,261
Provision for income taxes	(27)	(158)	(236)
Net income	439	555	632
Depreciation and amortization	354	360	360
Capital expenditures	366	302	135
Assets at yearend	33,661	26,771	25,303

Consolidated revenues (total of those set forth above)	$614,317	$575,677	$561,079

Consolidated assets (total of those set forth above)	$2,538,395	$2,406,975	$2,319,693

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

BALANCE SHEET

(Dollar amounts in thousands)

	December 31,

	2003	2002

Assets:
Cash and cash equivalents	$27	$20
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,196,376	2,065,376
Other assets	—	10

	$2,196,403	$2,065,406

Liabilities and shareholders’ equity:
Advances from subsidiaries	$115,420	$104,792
Income taxes payable, principally deferred	2,768	2,426
Other liabilities	25	26

Total liabilities	118,213	107,244
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,078,190	1,958,162

	$2,196,403	$2,065,406

STATEMENT OF INCOME

(Dollar amounts in thousands)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Dividend and interest income	$—	$—	$1
Other	—	—	—

	—	—	1

Expenses:
Interest, including intercompany interest of $1,487, $1,511 and $1,899	1,487	1,512	1,978
General and administrative	706	531	512

	2,193	2,043	2,490

Loss before items shown below	(2,193)	(2,043)	(2,489)
Income tax benefit	767	714	870
Equity in undistributed earnings of subsidiaries	76,137	54,047	54,155

Net income	$74,711	$52,718	$52,536

See notes to consolidated financial statements

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$74,711	$52,718	$52,536
Adjustments to reconcile net income with cash flows from operating activities —
Increase (decrease) in income taxes payable currently	342	(693)	1,231
Equity in undistributed earnings of subsidiaries	(76,137)	(54,047)	(54,155)
Other, net	2	1	14

Net cash flows from operating activities	(1,082)	(2,021)	(374)

Cash flows from financing activities:
Advances from subsidiaries, net	10,628	12,305	9,347
Repayment of notes payable	—	(1,035)	—
Payment of cash dividends	(9,539)	(9,257)	(8,971)

Net cash flows from financing activities	1,089	2,013	376

Increase (decrease) in cash and cash equivalents	7	(8)	2
Cash and cash equivalents — beginning of year	20	28	26

Cash and cash equivalents — end of year	$27	$20	$28

See notes to consolidated financial statements