Form 10-Q
period 2004-03-31
WESCO FINANCIAL CORP
filed 2004-05-10
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2004 or

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
Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 5, 2004

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).
	Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2004 and March 31, 2003	4
	Condensed consolidated balance sheet — March 31, 2004 and December 31, 2003	5
	Condensed consolidated statement of cash flows — three-month periods ended March 31, 2004 and March 31, 2003	6
	Notes to condensed consolidated financial statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-17
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 and 30 of the Form 10-K Annual Report for the year ended December 31, 2003, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2004.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31 (a) — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31 (b) — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32 (a) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32 (b) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

(b)	Reports on Form 8-K – Report filed March 9, 2004. Item reported: 12.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Sales and service revenues	$100,487	$105,692
Insurance premiums earned	18,466	34,033
Dividend and interest income	8,491	14,499
Realized investment gains	—	811
Other	799	804

	128,243	155,839

Costs and expenses:
Cost of products and services sold	35,568	38,235
Insurance losses, loss adjustment and underwriting expenses	10,768	26,544
Selling, general and administrative expenses	64,334	72,279
Interest expense	163	240

	110,833	137,298

Income before income taxes and minority interest	17,410	18,541
Provision for income taxes	(5,212)	(6,597)
Minority interest in loss of subsidiary	—	560

Net income	12,198	12,504
Retained earnings — beginning of period	1,618,324	1,553,152
Cash dividends declared and paid	(2,455)	(2,383)

Retained earnings — end of period	$1,628,067	$1,563,273

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.71	$1.76

Cash dividends	$.345	$.335

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2004	2003
ASSETS
Cash and cash equivalents	$1,105,095	$1,052,462
Investments:
Securities with fixed maturities	147,487	167,390
Marketable equity securities	771,325	754,634
Rental furniture	163,657	163,699
Goodwill of acquired businesses	266,607	266,607
Other assets	121,398	133,603

	$2,575,569	$2,538,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$102,567	$102,526
Unearned insurance premiums	23,071	28,993
Deferred furniture rental income and security deposits	20,136	19,835
Notes payable	21,185	12,679
Income taxes payable, principally deferred	259,782	247,241
Other liabilities	49,980	48,931

	476,721	460,205

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	437,457	426,542
Retained earnings	1,628,067	1,618,324

Total shareholders’ equity	2,098,848	2,078,190

	$2,575,569	$2,538,395

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities, net	$45,931	$41,137

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	22,293	101,458
Sales of securities with fixed maturities	—	10,611
Purchases of securities with fixed maturities	(2,509)	(2,561)
Purchases of rental furniture	(18,296)	(16,975)
Other, net	(837)	6,848

Net cash flows from investing activities	651	99,381

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	8,506	(2,800)
Payment of cash dividends	(2,455)	(2,383)

Net cash flows from financing activities	6,051	(5,183)

Increase in cash and cash equivalents	52,633	135,335
Cash and cash equivalents — beginning of period	1,052,462	349,812

Cash and cash equivalents — end of period	$1,105,095	$485,147

Supplementary information:
Interest paid during period	$38	$175
Income taxes paid (recovered), net, during period	1,518	(3,882)
Noncash activities – conversion of debt to equity in subsidiary	—	9,808

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

Note 1

          The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States.

          Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 40 through 48 of its 2003 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 40 through 42.

          Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2004 are likely to have a material effect on reported shareholders’ equity.

Note 2

          In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a subsidiary which partially financed its start-up by issuing convertible notes primarily to unrelated parties. During 2003 most of the principal amount of these notes was converted into equity of the subsidiary, after which the resulting minority interest was bought out at a discount from an agreed option price. These transactions resulted in additional paid-in capital of $2,885 on CORT’s books as well as Wesco’s. The minority interest in net loss sustained by the subsidiary prior to the buyout, $560 for the quarter ended March 31, 2003, is set out separately on the condensed consolidated statement of income.

Note 3

     Following is a summary of securities with fixed maturities:

	March 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$124,349	$131,522	$146,793	$154,623
Other	14,665	15,965	12,160	12,767

	$139,014	$147,487	$158,953	$167,390

     There were no unrealized losses with respect to securities with fixed maturities at March 31, 2004 or December 31, 2003.

Following is a summary of marketable equity securities (all common stocks):

	March 31, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$362,441	$40,761	$365,684
The Gillette Company	40,000	250,240	40,000	235,072
American Express Company	20,687	100,750	20,687	93,716
Wells Fargo & Company	6,333	57,894	6,333	60,162

	$107,781	$771,325	$107,781	$754,634

Note 4

     The following table sets forth Wesco“s consolidated comprehensive income or loss for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net income	$12,198	$12,504
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($5,812) and $10,642	10,915	(19,661)

Comprehensive income (loss)	$23,113	$(7,157)

Note 5

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Insurance segment:
Revenues	$26,770	$48,404
Net income	11,102	14,812
Assets at end of period	2,020,258	1,821,442

Furniture rental segment:
Revenues	$85,747	$93,370
Net income (loss)	384	(3,022)
Assets at end of period	236,231	268,225

Industrial segment:
Revenues	$14,740	$12,335
Net income	630	63
Assets at end of period	19,155	19,366

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,388

Realized investment gains:
Before taxes (included in revenues)	$—	$811
After taxes (included in net income)	—	527

Other items unrelated to business segments:
Revenues	$986	$919
Net income	82	124
Assets at end of period	33,318	25,180

Consolidated totals:
Revenues	$128,243	$155,839
Net income	12,198	12,504
Assets at end of period	2,575,569	2,400,601

WESCO FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 19 through 29 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2003 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Financial Condition

     Wesco continues to have an exceptionally strong balance sheet at March 31, 2004, with relatively little debt and no hedging or off-balance sheet financing. Liquidity, which has traditionally been high, is even higher than usual due principally to sales, maturities and early redemptions of fixed-maturity investments during the prior 12 months, and reinvestment of the proceeds in cash equivalents pending redeployment.

Results of Operations

     Investment gains were realized in the first quarter of 2003 for the first time in three years. As is usual for Wesco, realization of these gains had little effect on shareholders’ equity, because the gains had essentially been reflected, net of taxes, in the unrealized appreciation component of shareholders’ equity. Sales of investments at Wesco are made with a view to economics, never the reporting of earnings, and the amounts and timing of realizations have no predictive or practical analytic value.

     Ignoring realized investment gains, after-tax operating earnings improved slightly in the first quarter of 2004 from the comparable earnings for the 2003 quarter. Improved results of the furniture rental and industrial segments were almost entirely offset by reduced investment income of the insurance segment due to the shift from long-term to short-term fixed-maturity investments bearing lower interest rates.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at March 31, 2004 was approximately $2.10 billion ($295 per share), compared to $2.08 billion ($292 per share) at December 31, 2003. The 2004 figure included $437 million of after-tax unrealized appreciation in market value of investments, versus $427 million at December 31, 2003. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     At March 31, 2004, Wesco’s consolidated cash and cash equivalents totaled $1.11 billion, up from $1.05 billion at December 31, 2003. The $53 million increase resulted primarily from maturities and early redemptions of fixed-income securities as well as operating cash flow from Wesco’s insurance businesses.

     Wesco’s consolidated borrowings totaled $21.1 million at March 31, 2004 versus $12.7 million at December 31, 2003. The increased borrowings related to a revolving line of credit used in CORT’s furniture rental business.

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

	Three Months Ended
	March 31,	March 31,
	2004	2003
Insurance segment:
Underwriting gain	$5,004	$4,868
Investment income	6,098	9,944
Furniture rental segment	384	(3,022)
Industrial segment	630	63
Nonsegment items other than investment gains	82	124

Income before investment gains	12,198	11,977
Realized investment gains	—	527

Consolidated net income	$12,198	$12,504

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Premiums written	$12,544	$21,687

Premiums earned	$18,466	$34,033

Underwriting gain	$7,698	$7,489
Dividend and interest income	8,301	14,371

Income before income taxes	15,999	21,860
Income tax provision	(4,897)	(7,048)

Segment net income	$11,102	$14,812

     Premiums written for the first quarters of 2004 and 2003 included $6.9 million and $16.2 million related to Wes-FIC; its earned premiums were $13.5 million and $29.0 million. Premiums written by KBS in the first quarters of 2004 and 2003 were $5.6 million and $5.5 million, and its earned premiums were $5.0 million and $5.1 million.

     At March 31, 2004, Wes-FIC’s in-force reinsurance business consists of: (1) a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer, and (2) a contract under which Wes-FIC participates in various pools of aviation-related risks. Each of these arrangements is administered by a Berkshire-affiliate, which also participates with Wes-FIC in the underlying risks as an insurer.

     Premiums written in the first quarter of 2004 under these contracts declined $9.1 million (42%) from 2003 levels. Prices in certain aviation markets have declined, which has resulted in fewer opportunities in 2004 to write business at prices considered acceptable. Also, a much lower level of business has been written in 2004 under the multi-line contract. Consequently, the level of reinsurance premiums written and earned over the remainder of 2004 may decline significantly from amounts in comparable 2003 periods.

     The underwriting gains for the first quarters of 2004 and 2003 included $4.6 million and $6.8 million attributable to Wes-FIC, and $3.1 million and $0.7 million attributable to KBS. Wes-FIC benefited in 2004 and 2003 mainly from relatively low levels of aviation losses. KBS’s underwriting results fluctuated mainly due to greater-than-usual losses in the 2003 period. KBS, like Wes-FIC, accepts volatility in its underwriting results in return for better potential aggregate results over the long term.

     Dividend and interest income earned by the insurance segment declined for the first quarter of 2004 from the corresponding prior year figure principally as proceeds from sales, maturities and early redemptions of higher-yielding, long-term investments were reinvested in lower-yielding, short-term investments.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results.

     (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues:
Furniture rentals	$66,260	$71,858
Furniture sales	16,725	17,441
Apartment locator fees	2,762	4,071

Total revenues	85,747	93,370

Cost of rentals, sales and fees	23,887	27,971
Selling, general and administrative expenses	61,399	69,513
Interest expense	163	237

	85,449	97,721

Income (loss) before income taxes and minority interest	298	(4,351)
Income tax benefit	86	769
Minority interest in net loss of Relocation Central	—	560

Segment net income (loss)	$384	$(3,022)

     Furniture rental revenues for the first quarter of 2004 declined $5.6 million, or 7.8%, from those of the first quarter of 2003, following a decline of $8.8 million, or 10.9% for the first quarter of 2003 from those of the comparable 2002 quarter. Excluding rental revenues from trade shows and locations not in operation throughout each period, rental revenues for the first quarter of 2004 declined approximately 10% from those of the comparable prior year period; there was a similar decline in the 2003 quarter from comparable revenues of the 2002 quarter; the percentage decreases would have been somewhat greater were it not for the effects of price increases of 4% to 5% in the fourth quarters of 2003 and 2002. The number of furniture leases in effect has been on a downward trend since late 2000 reflecting weakness of job growth in the economy. The number of units of furniture out on lease has also been declining, although it was up slightly (about 3%) at March 31, 2004 from the count as of yearend 2003.

     Furniture sales revenues decreased 4.1% in the first quarter of 2004 from those reported in the comparable period of 2003. The decrease is attributed principally to the fact that several clearance centers have been closed during the past twelve months, and the advertising of furniture for sale has been reduced.

     Apartment locator fees decreased by $1.3 million, or 32%, from those of the first quarter last year. Since late in 2003, CORT has been reorganizing Relocation Central’s operations in an effort to sharply reduce the operating losses this unit had been sustaining since its start-up in 2001. Some of its walk-in facilities have been merged into CORT’s, and others closed, resulting in significant cost and expense reductions. The reduction in Relocation Central’s revenues was more than offset by a reduction in its costs and expenses – see below.

     Cost of rentals, sales and fees amounted to 27.9 % of revenues for the 2004 period versus 30.0% for the first quarter of 2003. The decrease in cost percentage for 2004 reflected improved rental and selling prices, as well as lower depreciation expense and lower apartment locator lead acquisition costs. Purchases of new product have been generally declining in recent years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year. Excluding costs incurred by Relocation Central — $2.7 million in the first quarter of 2004 and $4.5 million in the comparable period of 2003 — in generating apartment locator fees, segment costs in relation to furniture rentals and sales were 25.5% in the 2004 period and 26.2% in the first quarter of 2003.

     Other segment operating expenses (i.e., selling, general, administrative and interest expenses) were $61.6 million for the first quarter of 2004, down 11.8% from the $69.8 million incurred in the first quarter of 2003. Excluding other operating expenses of Relocation Central — $2.8 million in the first quarter of 2004 and $4.5 million in the first quarter of 2003, other operating expenses of the segment amounted to $58.7 million in the 2004 period, down $6.6 million, or 10.1%, from the $65.3 million incurred in the comparable 2003 quarter. Further reductions in these expenses are anticipated as CORT continues integrating the operations of a large furniture rental company acquired early in 2002, and as additional synergies and efficiencies materialize from CORT’s reorganization of Relocation Central’s operations.

     Income or loss before income taxes and minority interest for the furniture rental segment amounted to income of $0.3 million for the first quarter of 2004 and loss of $4.4 million for the first quarter of 2003. Eliminating the portion of these amounts representing Relocation Central losses — $2.8 million for the first quarter of 2004 and $4.3 million for the first quarter of 2003 — CORT’s income before income taxes and minority interest improved by $3.2 million for the first quarter of 2004 over the loss of $0.1 million for 2003 quarter. This improvement was attributable mainly to the reduction in operating and other expenses.

     The minority interest in net loss of the Relocation Central of $.6 million for the quarter ended March 31, 2003 relates to a period of several months during which minority shareholders held an approximately 20% equity interest in Relocation Central. (See further explanation in Note 2 to the accompanying condensed consolidated financial statements.)

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues, principally sales and services	$14,740	$12,335

Income before income taxes	$1,047	$106
Income tax provision	(417)	(43)

Segment net income	$630	$63

     At the start of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Although the impact on Wesco’s industrial segment revenues and earnings has been favorable thus far in 2004, it is not clear how the situation will work out. Industrial segment revenues for the first quarter of 2004 increased $2.4 million, or 19.5%, from those reported for the first quarter of 2003, and pounds of steel products sold increased 25.8%. These increases are reflective of higher demand due to (1) a slight rise in manufacturing activity, and (2) a defensive reaction on the part of customers to the turmoil in the steel service industry, wherein the present lack of domestic steel capacity, and other factors, have enabled steel mills to raise prices, place limits on order quantities and delay deliveries. Precision Steel has reacted to these unusual pressures by restoring margins to historic levels and favoring long-term customer relationships. Despite the favorable, possibly short-lived, upturn in segment operating results, management continues to be concerned about ongoing weakness in the manufacturing sector of the economy, the shift of steel production to overseas facilities, and other conditions.

     Income before income taxes and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 79.3% for the first quarter of 2004 versus 83.3% for the comparable period last year. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels. The unusually large decrease in cost percentage for the current quarter was attributable mainly to the acceptance by customers of higher prices in view of metal shortages and higher charges by mills.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Realized investment gains, before income tax effect	$—	$811
Income tax provision	—	(284)

Realized investment gains	$—	$527

Other nonsegment items, net, before income tax effect	$(4)	$115
Income tax benefit	86	9

	$82	$124

     Wesco’s consolidated earnings for the first quarter of 2003 contained realized investment gains, after taxes, of $.5 million. No gains or losses were realized in the first quarter of 2004. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

     Other nonsegment items comprise mainly rental income from owned commercial real estate, plus dividend and interest income from marketable securities and cash equivalents owned outside the insurance segment, less expenses relating to real estate and other activities.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates from period to period for various reasons, such as the inclusion in consolidated revenues of significant, varying amounts of dividend income, which is substantially exempt from income taxes. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 29.9% and 35.6% for the quarters ended March 31, 2004 and March 31, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Reference is made to pages 27 and 28 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2003 for the accounting policies and practices considered by Wesco management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 40 through 42 thereof (updated by Note 1 to the accompanying condensed consolidated financial statements) for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes through March 31, 2004.

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

WESCO FINANCIAL CORPORATION

Date: May 5, 2004	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson
Vice President and
Chief Financial Officer
(principal financial officer)