Form 10-Q
period 2004-06-30
WESCO FINANCIAL CORP
filed 2004-08-09
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2004 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 3, 2004

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).
Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2004 and June 30, 2003	4
Condensed consolidated balance sheet — June 30, 2004 and December 31, 2003	5
Condensed consolidated statement of cash flows — six-month periods ended June 30, 2004 and June 30, 2003	6
Notes to condensed consolidated financial statements	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32(a)
EXHIBIT 32(b)

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 and 30 of the Form 10-K Annual Report for the year ended December 31, 2003, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2004.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 5, 2004, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,679,827	242,180
Robert H. Bird	6,679,947	242,060
Carolyn H. Carlburg	6,906,713	15,294
Robert E. Denham	6,679,632	242,375
Robert T. Flaherty	6,907,874	14,133
Peter D. Kaufman	6,913,653	8,354
Elizabeth Caspers Peters	6,905,562	16,445

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31	(a) — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31	(b) — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32	(a) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32	(b) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

(b)	Reports on Form 8-K – Report filed May 10, 2004. Item reported: 12.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
Sales and service revenues	$103,934	$103,745	$204,421	$209,437
Insurance premiums earned	15,122	22,480	33,588	56,513
Dividend and interest income	8,431	12,889	16,922	27,388
Realized investment gains	—	52,208	—	53,019
Other	824	803	1,623	1,607

	128,311	192,125	256,554	347,964

Costs and expenses:
Cost of products and services sold	36,789	35,785	72,357	74,020
Insurance losses, loss adjustment and underwriting expenses	9,513	15,937	20,281	42,481
Selling, general and administrative expenses	66,836	72,177	131,166	144,456
Interest expense	156	140	323	380

	113,294	124,039	224,127	261,337

Income before income taxes and minority interest	15,017	68,086	32,427	86,627
Income taxes	4,456	22,673	9,668	29,270
Minority interest in loss of subsidiary	—	(568)	—	(1,128)

Net income	10,561	45,981	22,759	58,485
Retained earnings — beginning of period	1,628,067	1,563,273	1,618,324	1,553,152
Cash dividends declared and paid	(2,456)	(2,386)	(4,911)	(4,769)

Retained earnings — end of period	$1,636,172	$1,606,868	$1,636,172	$1,606,868

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.49	$6.45	$3.20	$8.21

Cash dividends	$.345	$.335	$.690	$.670

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2004	2003
ASSETS
Cash and cash equivalents	$1,140,970	$1,052,462
Investments:
Securities with fixed maturities	121,853	167,390
Marketable equity securities	793,401	754,634
Rental furniture	170,435	163,699
Goodwill of acquired businesses	266,607	266,607
Other assets	117,698	133,603

	$2,610,964	$2,538,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$97,748	$102,526
Unearned insurance premiums	21,088	28,993
Deferred furniture rental income and security deposits	20,422	19,835
Notes payable	25,218	12,679
Income taxes payable, principally deferred	271,871	247,241
Other liabilities	54,669	48,931

	491,016	460,205

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	450,452	426,542
Retained earnings	1,636,172	1,618,324

Total shareholders’ equity	2,119,948	2,078,190

	$2,610,964	$2,538,395

     See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities, net	$80,375	$88,035

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	46,236	193,908
Sales of securities with fixed maturities	—	351,180
Purchases of securities with fixed maturities	(2,907)	(2,561)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(3,440)
Purchases of rental furniture	(44,936)	(32,304)
Other, net	1,740	(3,880)

Net cash flows from investing activities	133	502,903

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	12,900	(3,600)
Payment of cash dividends	(4,911)	(4,769)
Other, net	11	761

Net cash flows from financing activities	8,000	(7,608)

Increase in cash and cash equivalents	88,508	583,330
Cash and cash equivalents — beginning of period	1,052,462	349,812

Cash and cash equivalents — end of period	$1,140,970	$933,142

Supplementary information:
Interest paid during period	$101	$415
Income taxes paid (recovered), net, during period	(2,133)	12,056
Noncash activities – conversion of debt to equity in subsidiary	—	9,808

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

     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after June 30, 2004 are likely to have a material effect on reported shareholders’ equity.

Note 2

     In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a subsidiary which partially financed its start-up by issuing convertible notes primarily to unrelated parties. During 2003 most of these notes were converted into equity of the subsidiary, after which the resulting minority interest was purchased at a discount from an agreed option price. These transactions resulted in an increase in additional paid-in capital of $2,885. The minority interest in the net loss sustained by the subsidiary prior to the buyout, $1,128 for the six-month period ended June 30, 2003, including $568 for the second quarter, is set out separately on the condensed consolidated statement of income.

Note 3

     Following is a summary of securities with fixed maturities:

	June 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$102,761	$108,267	$146,793	$154,623
Other	12,683	13,586	12,160	12,767

	$115,444	$121,853	$158,953	$167,390

     There were no unrealized losses with respect to securities with fixed maturities at June 30, 2004 or December 31, 2003.

Following is a summary of marketable equity securities (all common stocks):

	June 30, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$363,739	$40,761	$365,684
The Gillette Company	40,000	271,360	40,000	235,072
American Express Company	20,687	99,836	20,687	93,716
Wells Fargo & Company	6,333	58,466	6,333	60,162

	$107,781	$793,401	$107,781	$754,634

Note 4

     The following table sets forth Wesco“s consolidated comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income	$10,561	$45,981	$22,759	$58,485
Increase in unrealized appreciation of investments, net of income tax effect of $7,016, $11,212, $12,829 and $570	12,995	20,526	23,910	865

Comprehensive income	$23,556	$66,507	$46,669	$59,350

Note 5

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Insurance segment:
Revenues	$23,365	$35,246	$50,135	$83,650
Net income	9,657	12,716	20,759	27,528
Assets at end of period	2,048,723	1,894,283	2,048,723	1,894,283

Furniture rental segment:
Revenues	$88,088	$92,657	$173,835	$186,027
Net income (loss)	220	(633)	604	(3,655)
Assets at end of period	241,021	266,667	241,021	266,667

Industrial segment:
Revenues	$15,856	$11,093	$30,596	$23,428
Net income (loss)	582	(103)	1,212	(40)
Assets at end of period	20,540	19,317	20,540	19,317

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,455	$266,607	$266,455

Realized investment gains:
Before taxes (included in revenues)	$—	$52,208	$—	$53,019
After taxes (included in net income)	—	33,935	—	34,462

Other items unrelated to business segments:
Revenues	$1,002	$921	$1,988	$1,840
Net income	102	66	184	190
Assets at end of period	34,073	28,228	34,073	28,228

Consolidated totals:
Revenues	$128,311	$192,125	$256,554	$347,964
Net income	10,561	45,981	22,759	58,485
Assets at end of period	2,610,964	2,474,950	2,610,964	2,474,950

WESCO FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 19 through 30 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2003 for information deemed generally appropriate to an understanding of the accompanying unaudited condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Financial Condition

     Wesco continues to have an exceptionally strong balance sheet at June 30, 2004, with relatively little debt and no hedging or off-balance sheet financing. Liquidity, which has traditionally been high, is even higher than usual due principally to sales, maturities and early redemptions of fixed-maturity investments during 2003 and 2004, and reinvestment of the proceeds in lower-yielding cash equivalents pending redeployment.

Results of Operations

     Investment gains were realized in 2003 for the first time in three years. As is usual for Wesco, realization of these gains had little effect on shareholders’ equity, because the gains had essentially been reflected, net of taxes, in the unrealized appreciation component of shareholders’ equity. Decisions to sell investments at Wesco are made without regard to the effect on periodic earnings, and the amounts and timing of realizations have no predictive or practical analytic value.

     Consolidated net income includes significant after-tax realized investment gains in the 2003 periods. Excluding such after-tax gains, consolidated earnings decreased slightly in the 2004 periods from the comparable 2003 figures. Investment income of the insurance segment declined due to a shift from long-term to short-term fixed-maturity investments bearing lower interest rates, and underwriting gain decreased. These adverse changes were partially offset by improved results of the furniture rental and industrial segments.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at June 30, 2004 was approximately $2.12 billion ($298 per share), compared to $2.08 billion ($292 per share) at December 31, 2003. The 2004 figure included $450 million of after-tax unrealized appreciation in market value of investments, versus $427 million at December 31, 2003. Because unrealized appreciation is recorded based upon current market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     At June 30, 2004, Wesco’s consolidated cash and cash equivalents totaled $1.14 billion, up from $1.05 billion at December 31, 2003. The $89 million increase resulted mainly from operating cash flow from Wesco’s insurance businesses plus maturities and early redemptions of fixed-income securities, reduced by purchases of rental furniture.

     Wesco’s consolidated borrowings totaled $25.2 million at June 30, 2004 versus $12.7 million at December 31, 2003. The increased borrowings related to a revolving line of credit used in the furniture rental business.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Insurance segment:
Underwriting gain	$3,629	$4,262	$8,633	$9,130
Investment income	6,028	8,454	12,126	18,398
Furniture rental segment	220	(633)	604	(3,655)
Industrial segment	582	(103)	1,212	(40)
Nonsegment items other than investment gains	102	66	184	190
Realized investment gains	—	33,935	—	34,462

Consolidated net income	$10,561	$45,981	$22,759	$58,485

Insurance Segment

     The insurance segment comprises Wesco-Financial Insurance Company ( “Wes-FIC” ) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc., Wesco’s ultimate parent company. Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Premiums written	$13,140	$13,028	$25,684	$34,715

Premiums earned	$15,122	$22,480	$33,588	$56,513

Underwriting gain	$5,583	$6,557	$13,281	$14,046
Dividend and interest income	8,235	12,766	16,536	27,137

Income before income taxes	13,818	19,323	29,817	41,183
Income taxes	4,161	6,607	9,058	13,655

Segment net income	$9,657	$12,716	$20,759	$27,528

     Premiums written for the second quarters of 2004 and 2003 included $8.2 million and $8.3 million written by Wes-FIC. Premiums written for the six-month periods ended June 30, 2004 and 2003 included $15.1 million and $24.5 million of reinsurance written by Wes-FIC. The remainder for each period was attributable to primary insurance written by KBS.

     Earned premiums for the second quarters of 2004 and 2003 included $10.1 million and $17.4 million attributable to Wes-FIC. Earned premiums for the first six months of 2004 and 2003 included $23.6 million and $46.4 million attributable to Wes-FIC. The balance for each period was attributable to KBS.

     At June 30, 2004, Wes-FIC’s in-force reinsurance business consists of: (1) a contract under which Wes-FIC participates in various pools of aviation-related risks, and (2) a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer. Each of these arrangements is administered by a Berkshire affiliate, which also participates with Wes-FIC in the underlying risks as an insurer.

     Reinsurance premiums written in the first six months of 2004 declined $9.0 million (26%) from the 2003 level. Prices in certain aviation markets have declined, which has resulted in fewer opportunities in 2004 to write business at prices considered acceptable. Also, a much lower level of business has been written in 2004 under the multi-line contract due principally to the imposition of tighter underwriting standards with respect to business written. Consequently, the level of reinsurance premiums written and earned over the remainder of 2004 may decline from amounts in comparable 2003 periods.

     Underwriting gain for the second quarters of 2004 and 2003 included $4.6 million and $4.3 million, respectively, attributable to Wes-FIC and $1.0 million and $2.3 million attributable to KBS. Underwriting gain for the first six months of 2004 included $9.2 million and $11.0 million attributable to Wes-FIC and $4.1 million and $3.0 million attributable to KBS. Although Wes-FIC’s earned premiums have declined, its underwriting gain has decreased to a lesser degree, mainly because pricing and risk selection have improved. KBS’s underwriting results fluctuated mainly due to greater-than-usual losses in the second quarter of 2004 and first quarter of 2003. KBS, like Wes-FIC, accepts volatility in its underwriting results in return for better potential aggregate results over the long term.

     Dividend and interest income earned by the insurance segment declined for the second quarter and first six months of 2004 from the corresponding prior year figures principally as proceeds from sales, maturities and early redemptions of higher-yielding, long-term investments were reinvested in lower-yielding, short-term investments.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results.

(Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
Furniture rentals	$68,055	$71,123	$134,315	$142,981
Furniture sales	17,104	17,119	33,829	34,560
Apartment locator fees	2,929	4,415	5,691	8,486

Total revenues	88,088	92,657	173,835	186,027

Cost of rentals, sales and fees	24,020	26,415	47,907	54,386
Selling, general and administrative expenses	63,766	69,363	125,165	138,876
Interest expense	160	141	323	378

	87,946	95,919	173,395	193,640

Income (loss) before income taxes and minority interest	142	(3,262)	440	(7,613)
Income tax benefit	(78)	(2,061)	(164)	(2,830)
Minority interest in net loss of Relocation Central	—	(568)	—	(1,128)

Segment net income (loss)	$220	$(633)	$604	$(3,655)

     Furniture rental revenues for the second quarter of 2004 declined $3.1 million, or 4.3%, from those of the second quarter of 2003, and $8.7 million, or 6.1% for the first six months. Excluding rental revenues from trade shows and locations not in operation throughout each period, rental revenues for 2004 compared to 2003 declined approximately 6.3% for the second quarter and 8.2% for the first six months. Revenues in 2004 reflect the effects of price increases of 4% to 5% in the fourth quarter of 2003. The number of furniture leases in effect, which had been on a downward trend from late 2000 through yearend 2003, has increased modestly in 2004; the number of units out on lease at March 31, 2004 was about 3% higher than at December 31, 2003, and the unit count was up about 8% at June 30, 2004 from the count at 2003 yearend.

     Furniture sales revenues for the second quarter of 2004 were relatively unchanged from those of the second quarter of 2003, following a decrease of 4.1% for the first quarter of 2004 as compared with sales for the first quarter of 2003. The decrease in furniture sales for the first quarter was attributed principally to the closure of several clearance centers and the reduction of advertising of furniture for sale in connection with CORT’s efforts to reduce its operating expenses, as described in more detail below. The improvement in furniture sales revenues for the second quarter of 2004 occurred in the month of June 2004, as sales increased by 6.4% over those of June 2003.

     Apartment locator fees for the second quarter of 2004 decreased $1.5 million, or 34%, from those of the second quarter last year, and, for the first six months of 2004, decreased $2.8 million, or 33% from those reported for the first six months of 2003. Since late in 2003, Relocation Central’s operations are being reorganized in an effort to sharply reduce operating losses. As a result, some of its walk-in facilities have been merged into CORT’s facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in Relocation Central’s revenues was more than offset by a reduction in its costs and expenses, discussed below.

     Cost of rentals, sales and fees amounted to 27.3% and 27.6% of revenues for the second quarter and first six months of 2004 versus 28.5% and 29.2% for the corresponding periods of 2003. The decreases in cost percentages for the 2004 periods reflected improved rental margins, as well as lower depreciation expense and lower apartment locator lead acquisition costs. Purchases of new product increased slightly in recent periods after declining generally for several years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year. Costs of generating apartment locator fees were $2.3 million in the second quarter and $5 million in the first six months of 2004, and $3.8 million and $8.3 million in the comparable periods of 2003. Thus, costs of furniture rentals and sales were 25.5% in both the second quarter and first six months of 2004, and 25.6% and 25.9 % in the corresponding periods of 2003.

     Selling, general, administrative and interest expenses (“other operating expenses”) were $63.9 million for the second quarter of 2004 and $125.5 million for the first six months, down 8.0% and 9.9% from the $69.5 million and $139.3 million incurred in the comparable periods of 2003. These amounts include apartment locator-related expenses of $4.3 million in the second quarter and $7.1 million for the first six months of 2004, and $4.7 million and $9.2 million in the second quarter and first six months of 2003. Reductions in expenses in 2004 are the consequence of previously discussed reorganization efforts of the apartment locator business. Otherwise, other operating expenses of the segment amounted to $59.6 million and $118.4 million in the 2004 periods, down $5.2 million and $9.3 million, or 8.0% and 7.3%, from the $64.8 million and $127.7 million incurred in the comparable 2003 periods. Further reductions in these expenses are anticipated as additional efficiencies are realized from CORT’s reorganization of Relocation Central’s operations as well as ongoing efforts to control costs in the furniture rental business..

     Income or loss before income taxes and minority interest for the furniture rental segment amounted to income of $.1 million for the second quarter and $.4 for the first six months of 2004 and losses of $3.3 million and $7.6 million for the corresponding periods of 2003. The improvement in the operating results in 2004 is attributable mainly to the aforementioned reductions in operating and other expenses.

     The minority interest in net loss of Relocation Central of $.6 million for the second quarter and $1.1 million for the six-month period ended June 30, 2003 relates to a period of several months during which minority shareholders held an approximately 20% equity interest in Relocation Central. (See further explanation in Note 2 to the accompanying condensed consolidated financial statements.)

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues, principally sales and services	$15,856	$11,093	$30,596	$23,428

Income (loss) before income taxes	$965	$(278)	$2,012	$(172)
Income taxes	383	(175)	800	(132)

Segment net income (loss)	$582	$(103)	$1,212	$(40)

     At the start of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Although the impact on Wesco’s industrial segment revenues and earnings has been favorable thus far in 2004, it is not clear how the situation will work out. Industrial segment revenues for the second quarter of 2004 increased $4.8 million, or 42.9%, from those of the second quarter of 2003 and $7.2 million, or 30.6%, for the first six months of 2004 from those reported for the comparable period of 2003. Pounds of steel products sold increased 30.8% for the second quarter and 28.1% for the first six months of the current year from the comparable prior year figures. These increases are reflective of higher demand due to (1) a slight rise in manufacturing activity, and (2) customers’ desire to maintain higher-than-normal levels of inventories during this tumultuous period in the steel service industry, wherein the present lack of domestic steel capacity, and other factors, have enabled steel mills to raise prices, place limits on order quantities and delay deliveries. Precision Steel has reacted to these unusual pressures by restoring margins to historic levels and favoring long-term customer relationships. Despite the favorable, possibly short-lived, upturn in segment operating results, management continues to be concerned about ongoing weakness in the manufacturing sector of the economy, the shift of steel production to overseas facilities, and other conditions.

     Income before income taxes and net income (loss) of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The cost of products sold, as a percentage of revenues, amounted to 80.6% and 84.5% for the second quarters of 2004 and 2003, and 79.9% and 83.9% for the corresponding six-month figures. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels. The unusually large decreases in cost percentages for the 2004 periods were attributable mainly to the acceptance by customers of higher prices in view of metal shortages and higher charges by mills.

Realized Investment Gains

     Set forth below is a summary of realized investment gains. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Realized investment gains, before income tax effect	$—	$52,208	$—	$53,019
Income taxes	—	18,273	—	18,557

Realized investment gains	$—	$33,935	$—	$34,462

     Wesco’s consolidated earnings for the first six months of 2003 contained realized investment gains, after taxes, of $34.5 million, including $33.9 million realized in the second quarter. No gains or losses were realized in the first six months of 2004. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period based mainly on the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, including realized investment gains, which are fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 29.7% and 33.3% for the quarters ended June 30, 2004 and June 30, 2003, and 29.8% and 33.8% for the respective six-month periods.

CONTRACTUAL OBLIGATIONS

     Reference is made to page 27 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2003 for a table summarizing the contractual obligations of Wesco and its subsidiaries associated with ongoing business activities, which will result in cash payments in periods after yearend 2003. At June 30, 2004, there have been no material changes in contractual obligations of Wesco or its subsidiaries from those reported as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Reference is made to pages 27 and 28 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2003 for the accounting policies and practices considered by Wesco management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 40 through 42 thereof (updated by Note 1 to the accompanying condensed consolidated financial statements) for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no significant changes since December 31, 2003.

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

WESCO FINANCIAL CORPORATION

Date: August 6, 2004	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer
(principal financial officer)