Form 10-Q
period 2004-09-30
WESCO FINANCIAL CORP
filed 2004-11-09
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2004 or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-4720

WESCO FINANCIAL CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE	95-2109453

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 2, 2004

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).
	Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2004 and September 30, 2003	4
	Condensed consolidated balance sheet — September 30, 2004 and December 31, 2003	5
	Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2004 and September 30, 2003	6
	Notes to condensed consolidated financial statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
EXHIBIT 31(a)
EXHIBIT 31(b)
EXHIBIT 32(a)
EXHIBIT 32(b)

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 29 and 30 of the Form 10-K Annual Report for the year ended December 31, 2003, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2004.

Item 4.       Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Revenues:
Sales and service revenues	$106,080	$103,388	$310,501	$312,825
Insurance premiums earned	10,695	31,863	44,283	88,376
Dividend and interest income	8,918	8,585	25,840	35,973
Realized investment gains	—	447	—	53,466
Other	797	828	2,420	2,435

	126,490	145,111	383,044	493,075

Costs and expenses:
Cost of products and services sold	37,955	36,153	110,312	110,173
Insurance losses, loss adjustment and underwriting expenses	11,909	27,489	32,190	69,970
Selling, general and administrative expenses	63,768	72,102	194,934	216,558
Interest expense	209	210	532	590

	113,841	135,954	337,968	397,291

Income before income taxes and minority interest	12,649	9,157	45,076	95,784
Income taxes	3,605	2,108	13,273	31,378
Minority interest in loss of subsidiary	—	(88)	—	(1,216)

Net income	9,044	7,137	31,803	65,622
Retained earnings — beginning of period	1,636,172	1,606,868	1,618,324	1,553,152
Cash dividends declared and paid	(2,458)	(2,385)	(7,369)	(7,154)

Retained earnings — end of period	$1,642,758	$1,611,620	$1,642,758	$1,611,620

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.27	$1.00	$4.47	$9.21

Cash dividends	$.345	$.335	$1.035	$1.005

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2004	2003
ASSETS
Cash and cash equivalents	$1,168,308	$1,052,462
Investments:
Securities with fixed maturities	104,924	167,390
Marketable equity securities	716,630	754,634
Rental furniture	177,667	163,699
Goodwill of acquired businesses	266,607	266,607
Other assets	119,805	133,603

	$2,553,941	$2,538,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$98,209	$102,526
Unearned insurance premiums	24,118	28,993
Deferred furniture rental income and security deposits	20,186	19,835
Notes payable	32,422	12,679
Income taxes payable, principally deferred	248,969	247,241
Other liabilities	53,783	48,931

	477,687	460,205

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	400,172	426,542
Retained earnings	1,642,758	1,618,324

Total shareholders’ equity	2,076,254	2,078,190

	$2,553,941	$2,538,395

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2004	2003
Cash flows from operating activities, net	$121,360	$124,339

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	62,595	270,457
Sales of securities with fixed maturities	—	351,180
Purchases of securities with fixed maturities	(2,907)	(2,830)
Acquisitions of businesses, net of cash and cash equivalents acquired	(12,704)	(3,440)
Purchases of rental furniture	(63,630)	(44,590)
Purchase of minority shareholders’ interest in Relocation Central Corporation	—	(5,609)
Other, net	(1,242)	(3,392)

Net cash flows from investing activities	(17,888)	561,776

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	19,743	—
Payment of cash dividends	(7,369)	(7,154)
Other, net	—	(300)

Net cash flows from financing activities	12,374	(7,454)

Increase in cash and cash equivalents	115,846	678,661
Cash and cash equivalents — beginning of period	1,052,462	349,812

Cash and cash equivalents — end of period	$1,168,308	$1,028,473

Supplementary information:
Interest paid during period	$153	$484
Income taxes paid (recovered), net, during period	(2,633)	12,012
Noncash activities – conversion of debt to equity in subsidiary	—	9,808
Increase in additional paid-in capital due to subsidiary stock transactions	—	3,022

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

     Management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after September 30, 2004 will have a material effect on reported shareholders’ equity.

Note 2

     In January 2001, Wesco’s furniture rental subsidiary, CORT Business Services Corporation (“CORT”), formed a subsidiary which partially financed its start-up by issuing convertible notes primarily to unrelated parties. During the year ended December 31, 2003 most of these notes were converted into equity of the subsidiary, after which the resulting minority interest was purchased at a discount from an agreed option price. These transactions resulted in an increase in additional paid-in capital of $2,885. The minority interest in the net loss sustained by the subsidiary prior to the buyout, $1,216 for the nine-month period ended September 30, 2003, including $88 for the third quarter, is set out separately on the condensed consolidated statement of income.

Note 3

     Following is a summary of securities with fixed maturities:

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$86,284	$91,177	$146,793	$154,623
Other	12,747	13,747	12,160	12,767

	$99,031	$104,924	$158,953	$167,390

     Unrealized losses with respect to securities with fixed maturities amounted to $22 at September 30, 2004, versus none at December 31, 2003.

Following is a summary of marketable equity securities (all common stocks):

	September 30, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$288,584	$40,761	$365,684
The Gillette Company	40,000	267,136	40,000	235,072
American Express Company	20,687	99,992	20,687	93,716
Wells Fargo & Company	6,333	60,918	6,333	60,162

	$107,781	$716,630	$107,781	$754,634

Note 4

     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net income	$9,044	$7,137	$31,803	$65,622
Decrease in unrealized appreciation of investments, net of income tax effect of $27,007, $6,831, $14,178 and $6,262	(50,280)	(12,744)	(26,370)	(11,879)

Comprehensive income (loss)	$(41,236)	$(5,607)	$5,433	$53,743

Note 5

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Insurance segment:
Revenues	$19,409	$40,267	$69,544	$123,917
Net income	5,660	9,066	26,419	36,594
Assets at end of period	1,979,392	1,904,529	1,979,392	1,904,529

Furniture rental segment:
Revenues	$90,463	$91,900	$264,298	$277,927
Net income (loss)	3,232	(1,601)	3,836	(5,256)
Assets at end of period	251,871	256,857	251,871	256,857

Industrial segment:
Revenues	$15,607	$11,523	$46,203	$34,951
Net income (loss)	33	(720)	1,245	(760)
Assets at end of period	20,306	18,493	20,306	18,493

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,455	$266,607	$266,455

Realized investment gains:
Before taxes (included in revenues)	$—	$447	$—	$53,466
After taxes (included in net income)	—	291	—	34,753

Other items unrelated to business segments:
Revenues	$1,011	$974	$2,999	$2,814
Net income	119	101	303	291
Assets at end of period	35,765	29,474	35,765	29,474

Consolidated totals:
Revenues	$126,490	$145,111	$383,044	$493,075
Net income	9,044	7,137	31,803	65,622
Assets at end of period	2,553,941	2,475,808	2,553,941	2,475,808

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

OVERVIEW

Financial Condition

     Wesco continues to have a strong balance sheet at September 30, 2004, with relatively little debt and no hedging or off-balance sheet financing. Liquidity, which has traditionally been high, has been even higher than usual due principally to sales, in the first half of 2003, and ongoing maturities and early redemptions of fixed-maturity investments in 2003 and 2004, and reinvestment of the proceeds in lower-yielding cash equivalents pending redeployment.

Results of Operations

     Investment gains were realized in 2003 for the first time in three years. No investment gains or losses were realized in the first nine months of 2004. As is usual for Wesco, realization of the 2003 gains had little effect on shareholders’ equity, because the gains had essentially been reflected, net of taxes, in the unrealized appreciation component of shareholders’ equity. Decisions to sell investments at Wesco are made without regard to the effect on periodic earnings, and the amounts and timing of realizations have no predictive or practical analytic value.

     Consolidated net income included $0.3 million and $34.8 million of after-tax realized investment gains in the third quarter and the first nine months of 2003. Consolidated earnings before such after-tax gains increased in the 2004 periods from the comparable 2003 figures. Improved results of the furniture rental and industrial segments more than offset a reduction in earnings of the insurance segment caused by unfavorable comparative underwriting results and a shift from long-term to lower-yielding short-term fixed-maturity investments and cash equivalents.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at September 30, 2004 was approximately $2.08 billion ($292 per share), essentially unchanged from the figure at December 31, 2003. An increase in retained earnings, resulting from net income less dividends paid, was substantially offset by a reduction in the unrealized appreciation component of shareholders’ equity. Unrealized appreciation, which is recorded using current market quotations, could differ substantially from net gains ultimately realized.

     At September 30, 2004, Wesco’s consolidated cash and cash equivalents totaled $1.17 billion, up from $1.05 billion at December 31, 2003. The $116 million increase resulted mainly from operating cash flow from Wesco’s insurance businesses plus maturities and early redemptions of fixed-income securities, reduced by purchases of rental furniture.

     Wesco’s consolidated borrowings totaled $32.4 million at September 30, 2004 versus $12.7 million at December 31, 2003. The increased borrowings related to a revolving line of credit used in the furniture rental business.

     Management continues to believe that the Wesco group has adequate liquidity and financial resources to provide for any contingent needs that may arise.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Insurance segment:
Underwriting gain (loss)	$ (799)	$2,855	$7,834	$11,985
Investment income	6,459	6,211	18,585	24,609
Furniture rental segment	3,232	(1,601)	3,836	(5,256)
Industrial segment	33	(720)	1,245	(760)
Nonsegment items other than investment gains	119	101	303	291
Realized investment gains	—	291	—	34,753

Consolidated net income	$9,044	$7,137	$31,803	$65,622

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Premiums written	$13,725	$31,828	$39,409	$66,543

Premiums earned	$10,695	$31,863	$44,283	$88,376

Underwriting gain (loss)	$(1,230)	$4,392	$12,051	$18,438
Dividend and interest income	8,707	8,381	25,243	35,518

Income before income taxes	7,477	12,773	37,294	53,956
Income taxes	1,817	3,707	10,875	17,362

Segment net income	$5,660	$9,066	$26,419	$36,594

     Reinsurance premiums written for the third quarters of 2004 and 2003 totaled $8.9 million and $27.3 million, and for the nine-month periods ended September 30, 2004 and 2003 were $24.0 million and $51.8 million. All other premiums written for each period were attributable to KBS primary insurance.

     Reinsurance earned premiums for the third quarters of 2004 and 2003 were $5.5 million and $26.8 million, and for the first nine months of 2004 and 2003 totaled $29.1 million and $73.2 million. The balance of earned premiums for each period was attributable to KBS.

     At September 30, 2004, Wes-FIC’s in-force reinsurance business consists of: (1) a contract under which Wes-FIC participates in various pools of aviation-related risks, and (2) a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer. Each of these arrangements is administered by a Berkshire affiliate, which also participates with Wes-FIC in the underlying risks as an insurer.

     Reinsurance premiums written in the first nine months of 2004 declined $27.8 million (54%) from the 2003 level. The decline reflected a significant reduction in business accepted under the multi-line contract due principally to the imposition of tighter underwriting standards. Also, prices in certain aviation markets declined, resulting in fewer opportunities in 2004 to write business at prices considered acceptable. Thus, premium volume under the aviation contract declined in 2004. Reinsurance premiums in the fourth quarter of 2004 may decline from the corresponding 2003 amounts.

     For the third quarter of 2004, reinsurance generated an underwriting loss of $2.6 million, versus an underwriting gain of $2.3 million for the third quarter of 2003. Underwriting gains of $1.4 million and $2.1 million were attributable to KBS for these respective periods. Underwriting results for the first nine months of 2004 and 2003 included gains of $6.5 million and $13.3 million attributable to reinsurance contracts and $5.5 million and $5.1 million attributable to KBS. Not only did reinsurance earned premiums for the 2004 periods decline, but the third quarter underwriting results in 2004 were also affected by increased aviation loss activity, including estimated losses of $0.5 million related to the hurricanes that struck the Southeastern United States during the quarter. Nevertheless, the aviation reinsurance business generated net underwriting gains for the nine-month periods ended September 30, 2004 and 2003. KBS’s underwriting results fluctuated mainly due to the timing of losses. Underwriting results remained good in both 2004 and 2003. Wesco’s insurers cede minimal amounts of business, and as a result underwriting results may be volatile. Management accepts volatility provided the prospects of long-term profitability remain favorable.

     Dividend and interest income earned by the insurance segment declined for the first nine months of 2004 from the corresponding prior year figure principally because proceeds from sales and early redemptions of long-term, fixed maturity investments were reinvested in lower-yielding short-term investments and cash equivalents. This shift occurred since the end of 2002, principally during the first half of 2003. For the third quarter of 2004, dividend and interest income increased slightly over the corresponding 2003 amount due mainly to an increase in short-term interest rates.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”) and its subsidiary, Relocation Central Corporation (“Relocation Central”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Revenues:
Furniture rentals	$69,430	$69,482	$203,745	$212,463
Furniture sales	17,827	17,964	51,656	52,524
Apartment locator fees	3,206	4,454	8,897	12,940

Total revenues	90,463	91,900	264,298	277,927

Cost of rentals, sales and fees	24,640	26,482	72,547	80,868
Selling, general and administrative expenses	60,619	68,221	185,784	207,097
Interest expense	208	212	531	590

	85,467	94,915	258,862	288,555

Income (loss) before income taxes and minority interest	4,996	(3,015)	5,436	(10,628)
Income tax provision (benefit)	1,764	(1,326)	1,600	(4,156)
Minority interest in net loss of Relocation Central	—	(88)	—	(1,216)

Segment net income (loss)	$3,232	$(1,601)	$3,836	$(5,256)

     Furniture rental revenues for the third quarter of 2004 were approximately unchanged from those of the third quarter of 2003, and declined $8.7 million, or 4.1%, for the first nine months, from those of the comparable period of 2003. Excluding $6.3 million and $4.9 million of rental revenues from trade shows and locations not in operation throughout each of the three-month periods, and $20.8 million and $18.2 million of similar revenues for each of the nine-month periods, rental revenues for 2004 compared to 2003 declined approximately 2.0% for the third quarter and 6.1 % for the first nine months, despite price increases of 4% to 5% in the fourth quarter of 2003. While the number of furniture leases at September 30, 2004 was approximately 30% below the peak level attained in late 2000, the downward trend is showing signs of reversing. At September 30, 2004, the number of leases had increased by approximately 5% over the comparable yearend 2003 figure.

     Apartment locator fees for the third quarter of 2004 – all generated by Relocation Central — decreased $1.2 million, or 28%, from those of the third quarter last year, and, for the first nine months of 2004, decreased $4.0 million, or 31% from those reported for the first nine months of 2003. Since late in 2003, Relocation Central’s operations have been undergoing reorganization in order to reduce operating losses. Some of its walk-in facilities have been merged into CORT’s facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in Relocation Central’s revenues has been more than offset by a reduction in its costs and expenses, discussed below.

     Cost of rentals, sales and fees amounted to 27.2% and 27.4% of total revenues for the third quarter and first nine months of 2004 versus 28.8% and 29.1% for the corresponding periods of 2003. The decreases in cost percentages for the 2004 periods reflected improved rental margins, as well as lower depreciation expense and lower apartment locator lead acquisition costs. Purchases of new inventory increased slightly in recent periods after declining generally for several years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year. Costs of generating apartment locator fees were $2.4 million in the third quarter and $7.5 million in the first nine months of 2004, down from $3.8 million and $12.1 million in the comparable periods of 2003. Excluding such costs, costs of furniture rentals and sales were 25.5% in both the third quarter and first nine months of 2004, and 26.0% and 25.9 % in the corresponding periods of 2003.

     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $60.8 million for the third quarter of 2004 and $186.3 million for the first nine months, down 11.1% and 10.3% from the $68.4 million and $207.7 million incurred in the comparable periods of 2003. A contributing factor of the improvement in segment operating expenses was the previously discussed reorganization of the apartment locator operation; as a result, apartment locator-related expenses declined to $2.6 million for the third quarter and $9.7 million for the first nine months of 2004, from $3.7 million and $12.9 million in the third quarter and first nine months of 2003. Excluding such expenses, segment operating expenses amounted to $58.2 million and $176.6 million in the 2004 periods, down $6.5 million and $18.2 million, or 10.0% and 9.3%, from the $64.7 million and $194.8 million incurred in the comparable 2003 periods. Further reductions in segment operating expenses are anticipated as additional efficiencies are realized from the reorganization of the apartment locator operation as well as from ongoing efforts to control expenses in the furniture rental and sales operations.

     Income or loss before income taxes and minority interest for the furniture rental segment amounted to income of $5.0 million for the third quarter and $5.4 million for the first nine months of 2004 and losses of $3.0 million and $10.6 million for the corresponding periods of 2003. The improvement in the operating results in 2004 is attributable mainly to the aforementioned reductions in operating expenses.

     The minority interest in net loss of Relocation Central of $0.1 million for the third quarter and $1.2 million for the nine-month period ended September 30, 2003 relates to a period of several months during which minority shareholders held an approximately 20% equity interest in Relocation Central. (See further explanation in Note 2 to the accompanying condensed consolidated financial statements.)

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Revenues, principally sales and services	$15,607	$11,523	$46,203	$34,951

Income (loss) before income taxes	$60	$(1,139)	$2,072	$(1,311)
Income tax provision (benefit)	27	(419)	827	(551)

Segment net income (loss)	$33	$(720)	$1,245	$(760)

     At the start of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. The impact on Wesco’s industrial segment revenues has been favorable thus far in 2004: Segment revenues for the third quarter increased $4.1 million, or 35.4%, from those of the third quarter of 2003 and $11.3 million, or 32.2%, for the first nine months from those reported for the comparable period of 2003. Pounds of steel products sold increased 11.4% for the third quarter and 22.5% for the first nine months of 2004 from the comparable prior year figures. The increases in industrial segment revenues are reflective of higher demand due to a rise in manufacturing activity and higher unit prices. At present, domestic steel mills are operating at capacity and imported steel is not readily available. These and other factors have enabled steel mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel has reacted to these pressures by passing the price increases, plus normal mark-ups, on to customers, and favoring long-term customer relationships. Despite the favorable upturn in segment operating results, management continues to be concerned about the availability of steel and the future of the domestic manufacturing sector of the economy.

     Income before income taxes and net income or loss of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. Cost of products sold for the third quarter and first nine months of 2004, which amounted to 85.3% and 81.7% of revenues, included adverse adjustments of $1.0 million and $1.8 million ($0.6 million and $1.1 million, after income tax benefit) necessitated by Precision Steel’s use of the last in, first out (“LIFO”) inventory accounting method; under this method, the most recent costs are reflected in cost of goods sold. LIFO adjustments were insignificant in the corresponding 2003 periods, when the cost of products sold amounted to 84.2% and 84.0% for the third quarter and first nine months. Excluding LIFO adjustments, cost of products sold, as a percentage of revenues, declined to 78.9% and 77.8% for the third quarter and first nine months of 2004, from 84.1% and 83.8% for the corresponding prior year periods due mainly to increased sales prices.

     Reference is made to page 25 of Wesco’s 2003 Form 10-K annual report for information as to an environmental matter affecting Precision Steel and its Precision Brands Products (“PBP”) subsidiary. In the quarter ended September 30, 2003, PBP recorded a provision of approximately $1.0 million ($0.6 million, after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. In the third quarter of 2004, PBP increased that estimate by $0.1 million ($0.1 million, after income tax benefit). Management anticipates that additional provisions with respect to such remediation and other legal matters may be required in the future, but does not anticipate that the ultimate impact of such provisions will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on consolidated net income in any given period could be material.

Realized Investment Gains

     Set forth below is a summary of realized investment gains. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Realized investment gains, before income tax effect	$—	$447	$—	$53,466
Income taxes	—	156	—	18,713

Realized investment gains	$—	$291	$—	$34,753

     Wesco’s consolidated earnings for the first nine months of 2003 contained realized investment gains, after taxes, of $34.8 million, including $0.3 million realized in the third quarter. No gains or losses were realized in the first nine months of 2004. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.

* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period based mainly on the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, including realized investment gains, which are fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 28.5% and 23.0% for the quarters ended September 30, 2004 and September 30, 2003, and 29.4% and 32.8% for the respective nine-month periods.

CONTRACTUAL OBLIGATIONS

     Reference is made to page 27 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2003 for a table summarizing the contractual obligations of Wesco and its subsidiaries associated with ongoing business activities, which will result in cash payments in periods after yearend 2003. At September 30, 2004, there have been no material changes in contractual obligations of Wesco or its subsidiaries from those reported as of December 31, 2003, other than an increase in borrowings under a revolving line of credit used in the furniture rental business.

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

WESCO FINANCIAL CORPORATION

Date: November 5, 2004	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)