Form 10-K
period 2004-12-31
WESCO FINANCIAL CORP
filed 2005-03-16
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 or

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
None

(Title of Class)

(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes X No
      The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was: $483,613,000.
      The number of shares outstanding of the registrant’s Capital Stock as of March 14, 2005 was: 7,119,807.
DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2005 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

Item 1.	Business
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
      Wesco’s operations also include, through another wholly owned subsidiary, MS Property Company (“MS Property”), management of owned commercial real estate in downtown Pasadena, California, a portion of which it plans to redevelop. MS Property began its operations in late 1993, upon transfer to it of real properties previously owned by Wesco and by a former savings and loan subsidiary of Wesco.
      Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s chairman and chief executive officer and economic owner of 33% of its stock. Charles T. Munger, the chairman of Wesco, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions and major capital allocations.
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
      Wes-FIC’s high net worth (about $2.1 billion at December 31, 2004) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts. Excess-of-loss contracts include “super-catastrophe reinsurance,” which subjects the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC has also been party to “quota-share” reinsurance, under which it shares in premiums and losses proportionately with the ceding company.

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
      Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated:

•	A quota-share agreement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of essentially all insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses, an estimate of which is included in insurance liabilities on Wesco’s consolidated balance sheet.

•	Several contracts for super-catastrophe reinsurance retroceded by the Berkshire Insurance Group beginning in 1994, including 3% participations in two super-catastrophe reinsurance policies covering hurricane risks in Florida: (1) a 12-month policy effective June 1, 1996; and (2) a three-year policy effective January 1, 1997. No losses were incurred under these contracts.

•	Participation to the extent of 10% in a catastrophic excess-of-loss contract effective for the 1999 calendar year covering property risks of a major international reinsurer, also retroceded by the Berkshire Insurance Group. No liabilities remain under this contract.

•	A multi-year, quota-share arrangement, entered into in 2000 through NICO, as intermediary without profit, for participation in a pool of certain property and casualty risks written by a large, unaffiliated insurer, under which Wes-FIC’s participation increased from approximately 3.3% of certain risks associated with policy years 2000 through 2002 to 6% of certain risks thereafter. The terms of this arrangement were identical to those accepted by another member of the Berkshire Insurance Group, except as to the amount of the participation. This arrangement was commuted (terminated) in the fourth quarter of 2004, at which time Wes-FIC returned $43.1 million, cash, to the ceding company, representing all unearned premiums, less unamortized costs and expenses, and the ceding company assumed the liabilities for any and all insurance risks previously undertaken under the contract. Thus, at December 31, 2004, Wes-FIC was no longer liable for any claims or losses, or for adjustments to losses previously recorded, under the contract.

•	Participation in four risk pools managed by a Berkshire Insurance Group member covering hull, liability, workers’ compensation and satellite exposures relating to the aviation industry, as follows: with respect to 2001, to the extent of 3% for each pool, with satellite exposures effective June 1; for 2002, 13% of the hull and liability pools, increasing to 15.5% in August, and 3% of the workers’ compensation pool (satellite exposures were not renewed in June); and, for 2003 and 2004, 10% of the hull and liability pools only. The Berkshire Insurance Group member provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, e.g., in settling a large loss.

      The insurance industry, including Wes-FIC, experienced significant reinsurance and insurance losses from the September 11, 2001 terrorist attack. The Terrorism Risk Insurance Act of 2002 (“TRIA”), enacted in 2002, established for commercial property and casualty insurers (but not as reinsurers — see next paragraph) a program providing for federal reinsurance of insured terrorism losses occurring after enactment. Under TRIA, a terrorism loss must have resulted from a terrorist act undertaken on behalf of a foreign person or interest which has resulted in an insured loss in excess of $5 million, as certified by the federal government. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. In the event of a certified act of terrorism, the federal government will reimburse each insurer (conditioned on its satisfaction of policyholder notification requirements) for 90% of its insured losses in excess of the insurer’s deductible. The insurer’s deductible is calculated based on the direct earned premiums for relevant commercial lines written by the insurer’s entire insurance group. The insurer’s deductible amounts increased from 7% of its group’s earned premiums for 2003 to 10% for 2004 and 15% for 2005. The aggregate deductible amount for the Berkshire insurance group (including Wesco’s insurance subsidiaries), believed to have approximated $200 million for 2004, is estimated to approximate $300 million for 2005. There is a $100 billion cap per TRIA program year on aggregate certified losses (all eligible insurers’ deductibles plus their 15% share and the federal 85% share above the deductibles), and insurers are free to exclude their liability for terrorism losses in excess of the cap. Unless extended, TRIA will expire at the end of 2005.
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
      Although Wes-FIC has no active super-catastrophe reinsurance contracts in force, Wes-FIC will likely have opportunities to participate in such business from time to time in the future. Management believes that an insurer in the reinsurance business must maintain large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2004 amounted to only 2% of their combined statutory surplus, compared to an industry average of 117% based on figures reported for 2003.
      Wes-FIC is also licensed to write “direct” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write direct insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.
      In July 1996, Wes-FIC purchased KBS for approximately $80 million in cash. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 30 states. KBS is also subject to regulation by the Department of the Treasury. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity, as well as deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits. KBS purchases reinsurance for indemnification against large losses, ceding 50% of a layer of loss exposure to an unaffiliated reinsurer and the other 50% to a Berkshire subsidiary, on identical terms. A layer of losses above such layer is 30%-retained by KBS; the other 70% is reinsured by another Berkshire insurance subsidiary. In 2004, premiums of $2.1 million were ceded to Berkshire subsidiaries; no incurred reinsured losses were allocated to them. For many years, KBS had ceded more of its risks to third party reinsurers. By retaining a larger amount of risk than previously, Wesco’s management seeks satisfactory operating results over the long term in return for greater short-term volatility.
      KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its dedicated employees and agents, and on new products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 45 percent of premiums written.
      A significant marketing advantage enjoyed by Berkshire’s insurance subsidiaries, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.1 billion at December 31, 2004. This capital strength creates opportunities for the Wesco subsidiaries to participate in reinsurance and insurance contracts not necessarily available to many of their competitors.
      Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of Berkshire’s group of insurance subsidiaries and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting, conservative reserving, and Wes-FIC’s extremely strong capital base.
      Management is hopeful, but has no assurance, that the business activities of Wes-FIC and KBS will grow. It welcomes the opportunity to participate in additional reinsurance retrocessions and other insurance arrangements with the Berkshire Insurance Group, as well as acquisitions of other insurance companies.
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
      Wes-FIC, which is operated by NICO, has no employees of its own. KBS has 17 employees.
FURNITURE RENTAL SEGMENT
      CORT, acquired in February 2000 by a subsidiary of Wesco, is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states and the District of Columbia) comprises 100 showrooms, 87 clearance centers and 82 warehouses, as well as four websites — www.cort1.com, www.corttradeshow.com, www.relocationcentral.com and www.myrelocationcentral.com.
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
      In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on rentals of office furniture than on residential furniture. In order to promote longer office lease terms, CORT offers lower rates on leases where lease terms exceed six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower-cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation and travel while developing residential business with new and transferred employees. CORT also provides short-term rentals for trade shows and conventions. Its www.corttradeshow.com website assists in providing information to and gathering leads from prospects.
      Until the economy weakened beginning late in 2000, CORT was benefiting from an increasing demand for furniture rental services. Management believes that the increasing demand was caused by continued growth in business and professional employment, the increasing importance to American business of flexibility and outsourcing, and the impact of a more mobile and transitory population. From late 2000 until the latter part of 2004, CORT’s business declined steadily by over 20%. Management attributes the decline mainly to a slowdown in new business formation and business failures notably in the high-technology industry, exacerbated to some degree by the terrorist activity on September 11, 2001. At yearend 2004 the number of furniture leases was about 2% higher than at yearend 2003. Management believes that the downward trend in business has possibly ended.
      CORT’s Relocation Central operation (“Relocation Central”) provides the nation’s largest apartment locator service through its websites, (www.relocationcentral.com and www.myrelocationcentral.com), customer call centers and walk-in locations. More than 350 apartment communities refer their tenants to CORT. Relocation Central started up as a subsidiary of CORT in 2001 and was reorganized as a division of CORT as of yearend 2004; it now relies more on internet traffic and less on separate, fully staffed facilities than previously. The integration of Relocation Central into CORT was begun in 2003 as part of a corporate-wide program to reduce operating expenses, including the number of facilities and personnel. CORT’s management is hopeful that Relocation Central, which has sustained losses since inception, will enhance corporate operating results in the future. Overall, it is believed that CORT is well positioned to benefit from domestic job growth and any corresponding economic expansion.
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
      CORT has approximately 2,250 full-time employees, including 50 union members. Management considers labor relations to be good.
INDUSTRIAL SEGMENT
      Precision Steel, acquired in 1979, and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.
      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 24 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume of approximately 13 million tons of comparable products. Precision Steel competes not only with other service centers but also with mills which supply metal to the service centers. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by imports, a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.
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
      Steel service raw materials are obtained principally from major domestic steel mills, and their availability had generally been good until approximately one year ago, when the market drifted into near chaos caused by shortages. Consolidation and downsizing at the mill level, coupled with an increased use of steel due to a higher level of manufacturing activity, have resulted in extended mill lead times and limitations being placed on order quantities by the producing mills. Precision Steel’s service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.
      The industrial segment businesses are subject to economic cycles and other factors. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to $4.8 million at December 31, 2004 from $4.7 million at December 31, 2003.

      There are 200 full-time employees engaged in the industrial segment businesses, about 40% of whom are members of unions. Management considers labor relations to be good.
ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT
      Certain of Wesco’s activities are not identified with any business segment. These include (1) investment activity unrelated to the insurance segment, (2) management of owned commercial real property, a portion of which it plans to redevelop, and (3) parent company activities.
      Six full-time employees are engaged in the activities of Wesco and MS Property.
AVAILABLE INFORMATION
      Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, may be accessed soon after such material is electronically filed with the Securities and Exchange Commission (“SEC”), through Wesco’s website, www.wescofinancial.com, or the SEC’s, www.sec.gov.

Item 2.	Properties
      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The mall has been redeveloped to include residential units and a multiscreen movie theater. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2010. Adjacent to the building and garage is a vacant parcel; MS Property is seeking city approval of its plans to redevelop the parcel, together with a vacant parcel of land it owns in the next block, for condominium housing.
      MS Property also owns several buildings that are leased to various small businesses in a small shopping center in Southern California.
      Wes-FIC’s place of business is the Omaha, Nebraska headquarters office of NICO.
      KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires in 2007.
      CORT leases 16,212 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters. It has an option to renew the lease for five years beyond its 2006 expiration.
      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 34 states and the District of Columbia through 174 facilities, of which 18 were owned and the balance leased as of December 31, 2004. The leased facilities’ lease terms expire at dates ranging from 2005 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet, fax and telephone.
      CORT’s showrooms generally have 4,000 to 5,000 square feet of floor space. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.
      Relocation Central leases 3,800 square feet of office space in a multistory office building in Santa Clara, California, which it uses as its headquarters. The lease expires in February 2006. Its apartment locator services are situated in 24 leased facilities in 20 metropolitan areas in 16 states under leases expiring at dates ranging from 2005 to 2007, as well as in 13 of CORT’s showrooms.
      Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3.	Legal Proceedings
      Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in detrimental financial impact material to its shareholders’ equity. However, see Note 5 to the accompanying consolidated financial statements for an explanation of an environmental matter involving Precision Steel and one of its subsidiaries that could materially impact consolidated net income in any given fiscal period.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Wesco’s capital stock is traded on the American Stock Exchange and the Pacific Stock Exchange.
      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2004 and 2003, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2004			2003

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$410	$324	$0.345	$310	$285	$0.335
June 30	433	351	0.345	322	285	0.335
September 30	374	339	0.345	357	303	0.335
December 31	419	338	0.345	373	315	0.335

			$1.380			$1.340

      There were approximately 525 shareholders of record of Wesco’s capital stock as of the close of business on March 14, 2005. It is estimated that approximately 4,600 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.
      Wesco did not purchase any of its own equity securities during 2004.

Item 6. Selected Financial Data
      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2004 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2004	2003	2002	2001	2000

Assets:
Cash and cash equivalents	$1,161,163	$1,052,462	$349,812	$120,784	$153,810
Investments —
Securities with fixed maturities	94,299	167,390	827,537	924,160	839,683
Marketable equity securities	759,658	754,634	626,768	667,262	833,937
Accounts receivable	46,007	60,168	67,425	43,871	38,444
Rental furniture	171,983	163,699	187,480	212,586	244,847
Goodwill of acquired businesses	266,607	266,607	266,203	264,465	260,037
Other assets	71,818	73,435	81,750	86,565	90,157

Total assets	$2,571,535	$2,538,395	$2,406,975	$2,319,693	$2,460,915

Liabilities:
Insurance losses and loss adjustment expenses	$56,162	$102,526	$73,065	$61,879	$39,959
Unearned insurance premiums	25,341	28,993	48,681	24,897	17,006
Deferred furniture rental income and security deposits	20,358	19,835	21,562	23,796	27,669
Notes payable	29,225	12,679	32,481	33,649	56,035
Income taxes payable, principally deferred	272,005	247,241	227,902	225,665	305,175
Other liabilities	51,501	48,931	45,122	37,410	38,037

Total liabilities	$454,592	$460,205	$448,813	$407,296	$483,881

Shareholders’ equity:
Capital stock and surplus	$33,324	$33,324	$30,439	$30,439	$30,439
Unrealized appreciation of investments, net of taxes	427,690	426,542	374,571	372,267	480,469
Retained earnings	1,655,929	1,618,324	1,553,152	1,509,691	1,466,126

Total shareholders’ equity	$2,116,943	$2,078,190	$1,958,162	$1,912,397	$1,977,034

Per capital share	$297.33	$291.89	$275.03	$268.60	$277.68

	Year Ended December 31,

	2004	2003	2002	2001	2000

Revenues:
Sales and service revenues	$414,508	$406,250	$437,099	$443,628	$426,096
Insurance premiums earned	54,589	106,651	64,627	43,031	23,783
Dividend and interest income	36,844	44,763	70,652	70,981	59,759
Realized net investment gains	—	53,466	—	—	1,311,270
Other	3,372	3,187	3,299	3,439	3,056

	509,313	614,317	575,677	561,079	1,823,964

Costs and expenses:
Cost of products and services sold	146,783	144,725	145,677	144,712	146,649
Insurance losses, loss adjustment and underwriting expenses	32,062	82,497	58,736	46,682	19,392
Selling, general and administrative	261,434	278,090	288,353	276,712	227,954
Interest expense	799	749	1,994	4,169	5,235
Goodwill amortization	—	—	—	7,476	6,342

	441,078	506,061	494,760	479,751	405,572

Income before income taxes and minority interest	68,235	108,256	80,917	81,328	1,418,392
Income taxes	20,808	34,852	28,199	28,792	495,922
Minority interest in net loss of subsidiary	—	(1,307)	—	—	—

Net income	$47,427	$74,711	$52,718	$52,536	$922,470

Amounts per capital share:
Net income	$6.66	$10.49	$7.40	$7.38	$129.56
Cash dividends	1.38	1.34	1.30	1.26	1.22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.
OVERVIEW
Financial Condition
      Wesco continues to have a strong balance sheet at December 31, 2004, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past two years due principally to sales, maturities and early redemptions of most of Wesco’s mortgage-backed securities and other fixed-maturity investments and reinvestment of the proceeds in cash equivalents pending redeployment, mainly in the first half of 2003.
      Wesco’s equity investments are in strong, well-known companies. The practice of concentrating in a few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire, who consult with respect to Wesco’s investments and major capital allocations.
Results of Operations
      No investment gains or losses were realized in 2004. Investment gains were realized in 2003 for the first time in three years. Decisions to sell investments at Wesco are made without regard to the effect on periodic earnings, and the amounts and timing of realizations have no predictive or practical analytic value.
      As explained in Note 2 to the accompanying consolidated financial statements, a pre-tax gain of approximately $290 million, based on current trading prices, is expected to be realized in 2005.
      Ignoring realized investment gains, improved operating results of the furniture rental and industrial segments were responsible for an increase in after-tax operating earnings in 2004, following a decline in such earnings in 2003, when (1) insurance underwriting results were more than offset by reduced investment income that resulted from the shift from longer-term to very-short-term fixed-maturity investments bearing lower interest rates, and (2) the furniture rental and industrial segments suffered from the effects of the ongoing weak economy and other unfavorable factors.
      Wesco does not manage with a view toward Wall Street expectations. Its management is not concerned with the volatility of short-term operating results, so long as long-term prospects are satisfactory.
FINANCIAL CONDITION
      Wesco’s shareholders’ equity at December 31, 2004 was $2.12 billion ($297.33 per share), up from $2.08 billion ($291.89 per share) at December 31, 2003. Shareholders’ equity included $427.7 million at December 31, 2004, and $426.5 million at December 31, 2003, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. Net unrealized appreciation constituted approximately 20.2% of shareholders’ equity at December 31, 2004 and 20.5% at December 31, 2003. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Notes 1 and 2 to Wesco’s accompanying consolidated financial statements, for additional information on investments.)
      Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased from $1.1 billion at December 31, 2003 to $1.2 billion at December 31, 2004.
      Wesco’s consolidated borrowings totaled $29.2 million at December 31, 2004 versus $12.7 million at December 31, 2003. Of these amounts, $29.0 million and $12.1 million related to a $100 million revolving line of credit used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had operating lease and other contractual obligations at December 31, 2004 of $130.2 million, down from $140.6 million a year earlier.
      Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2004 totaled $56.2 million versus $102.5 million at December 31, 2003. The decline was attributable primarily to losses paid in connection with the commutation of a reinsurance contract by Wes-FIC in the fourth quarter of 2004. (See Item 1, Business, page 11, for further information on the commutation.)
      Wesco’s management believes the Wesco group has adequate liquidity and capital resources to provide for any contingent needs that may arise. Borrowings from banks and others have been available to Wesco and its subsidiaries under attractive terms for a number of years. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.
RESULTS OF OPERATIONS
      The consolidated data in the second table in Item 6 are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net securities gains, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net securities gains are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,

	2004	2003	2002

Insurance segment:
Underwriting	$14,618	$15,711	$3,829
Investment income	26,302	30,925	45,642
Furniture rental segment	5,022	(6,257)	2,442
Industrial segment	1,094	(860)	250
Nonsegment items other than investment gains	391	439	555

Realized investment gains	—	34,753	—

Consolidated net income	$47,427	$74,711	$52,718

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

	Year Ended December 31,

	2004	2003	2002

Premiums written	$45,042	$86,962	$88,411

Premiums earned	$54,589	$106,651	$64,627

Underwriting gain	$22,490	$24,171	$5,891
Dividend and interest income	36,035	44,118	70,007

Income before income taxes	58,525	68,289	75,898
Income taxes	17,605	21,653	26,427

Segment net income	$40,920	$46,636	$49,471

      Premiums written for 2004, 2003 and 2002 included $24.3 million, $67.1 million and $67.7 million attributable to Wes-FIC, and $20.7 million, $19.9 million and $20.7 million attributable to KBS.
      Earned premiums for 2004, 2003 and 2002 included $34.2 million, $86.5 million and $45.4 million attributable to Wes-FIC, and $20.4 million, $20.2 million and $19.2 million attributable to KBS.
      At December 31, 2004, Wes-FIC’s in-force reinsurance business consisted of a contract under which it was participating in various pools of aviation-related risks. Under the contract, written premiums in 2004, 2003 and 2002 totaled $26.7 million, $36.7 million and $40.1 million and earned premiums were $27.9 million, $44.3 million and $24.4 million. The decline in written aviation reinsurance premiums for 2004 was caused mainly by increased competition. Prices in certain aviation markets declined, resulting in fewer opportunities to write business at prices considered acceptable. Also, Wes-FIC’s participation dropped; its participation in the aviation pools has generally varied from year to year.
      During 2004, Wes-FIC also participated in a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer under a contract entered into in 2000. That contract was commuted in the fourth quarter of 2004 at which time Wes-FIC paid the ceding company $43.1 million, cash, representing all unearned premiums, reduced by unamortized costs and expenses. After the commutation, Wes-FIC’s obligation to indemnify with respect to any further insurance losses under the contract ceased. Under that contract, there was a net reduction in written premiums of $2.3 million for 2004, compared with written premiums of $30.4 million and $27.7 million for 2003 and 2002; earned premiums were $6.2 million, $42.0 million and $20.9 million, respectively.
      Premiums written by KBS for 2004, 2003 and 2002 were $20.7 million, $19.9 million and $20.7 million. The decrease in its written premiums in 2003 resulted from a change in the cost of ceded reinsurance; premiums written, before the purchase of reinsurance, increased slightly for the year. The increases in premiums written by KBS in recent years have been principally due to growth in volume of bank deposit guarantee bonds; this product currently accounts for approximately 45% of premiums written by KBS. Premiums earned by KBS for those years were $20.4 million, $20.2 million and $19.2 million.
      For 2004, 2003 and 2002, reinsurance generated underwriting gains, before income taxes, of $17.1 million, $17.2 million and $0.1 million. Included in those amounts were underwriting gains of $3.6 million, $15.7 and $2.6 million relating to the aviation contract. Underwriting results in 2004 also included a pre-tax gain of $11.0 million (including $10.7 million in the fourth quarter) associated with the aforementioned commuted contract. This contract produced pre-tax underwriting losses of $1.7 million in 2003 and $3.1 million in 2002.
      KBS’ underwriting gains were $5.3 million, $7.0 million and $5.8 million for 2004, 2003 and 2002. Unlike Wes-FIC, KBS writes numerous, relatively small insurance policies, and thus management considers overall combined ratios (the sum of insurance losses, loss adjustment expenses and underwriting expenses divided by premiums) to be meaningful. KBS’ combined ratios were 74.9%, 65.0% and 71.3% for 2004, 2003 and 2002. Wesco’s insurers cede minimal amounts of business, and as a result, underwriting results may be volatile. Management accepts volatility provided the prospects of long-term profitability remain favorable.
      Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. As explained in Item 1, Business, in spite of partial relief provided by the Terrorism Risk Insurance Act, enacted in 2002, Wes-FIC is exposed to insurance losses from terrorist events. Although Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted, Wes-FIC’s management does not believe it likely that, on a worst-case basis, Wes-FIC’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect. It should be noted that the commutation of the multi-line property and casualty contract in 2004 resulted in the return to the ceding company of all remaining liability relating to the terrorist activity of September 11, 2001.
      Other industry concerns in recent years have been exposures to losses relating to environmental contamination and asbestos. Wes-FIC’s management currently believes such exposures to be minimal.
      Dividend and interest income has been earned by the insurance segment principally from the investment of shareholder capital (including reinvested earnings) as well as float (premiums received before payment of related claims and expenses). Dividend and interest income earned by the insurance segment declined in each of the past two years from the corresponding 2002 figure principally because proceeds from sales, maturities and early redemptions of long-term, fixed-maturity investments were reinvested in lower-yielding, short-term investments and cash equivalents. This shift occurred since the end of 2002, principally during the first half of 2003.

Furniture Rental Segment
      Following is a summary of the results of operations of the furniture rental segment, which consists of CORT including Relocation Central. (Amounts are in thousands.)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Furniture rentals	$275,378	$275,949	$309,341
Furniture sales	67,772	68,253	72,816
Apartment locator fees	10,844	15,910	6,426

	353,994	360,112	388,583

Cost of rentals, sales and fees	96,266	105,998	116,354
Selling, general and administrative expenses	249,319	265,799	266,796
Interest expense	799	749	1,790

	346,384	372,546	384,940

Income (loss) before income taxes and minority interest	7,610	(12,434)	3,643
Income taxes	2,588	(4,870)	1,201
Minority interest in net loss of subsidiary	—	(1,307)	—

Segment net income (loss)	$5,022	$(6,257)	$2,442

      Furniture rental revenues for 2004 were essentially unchanged from those of 2003 after having declined in 2003 by $33.4 million, or 10.8%, from those of 2002. Excluding $31.7 million, $25.9 million and $57.0 million of rental revenues from trade shows and locations not in operation throughout each year, rental revenues for 2004 declined 3% from those of 2003; this followed declines of approximately 12% and 17%, respectively, in the two preceding years in spite of a price increase of 4% to 5% in each year. The number of furniture leases at yearend 2004 was about 2% higher than at yearend 2003 after having steadily declined over 20% since the peak level attained in late 2000. Management believes that the downward trend in dollars and units has possibly ended. Management attributes the downward trend prior to 2004 mainly to a slowdown in new business formation and business failures notably in the high-technology industry, exacerbated to some degree by the terrorist activity on September 11, 2001.
      Furniture sales revenues decreased 0.7% in 2004 and 6.3% in 2003 from those of each previous year. CORT, in managing the level of excess, idle inventory, periodically discounts selling prices, as it did in 2002, resulting in higher-than-normal sales revenues.
      Apartment locator fees for 2004, all generated by Relocation Central, decreased $5.1 million, or 32%, from those reported for 2003, after increasing $9.5 million, or 148% from those for 2002 principally through acquisitions. Since late in 2003, Relocation Central’s operations have been undergoing reorganization in order to reduce operating losses. Some of its walk-in facilities have been merged into CORT’s facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in Relocation Central’s revenues has been more than offset by a reduction in its costs and expenses, discussed below.
      Cost of rentals, sales and fees amounted to 27.2% of revenues for 2004 versus 29.4% for 2003 and 29.9% for 2002. The decreases in cost percentages for 2004 and 2003 reflect improved rental margins, as well as lower depreciation expense in each year, in spite of a writedown of obsolete and excess inventories by $1.6 million in 2003, and lower apartment locator lead acquisition costs. Purchases of new inventory increased slightly in 2004 after declining generally for several years; rental furniture is depreciated under the declining balance method, whereby recorded depreciation is higher in the first year and declines in each successive year. Costs of generating apartment locator fees were $9.4 mil-

lion in 2004, down from $15.1 million in 2003 and $10.3 million in 2002. Excluding such costs, segment costs for furniture rentals and sales were 25.3% in 2004, 26.4% in 2003 and 27.7% in 2002.
      Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $250.1 million for 2004, down 6.2% from the $266.5 million incurred for 2003, following a decrease of 0.8% from the $268.6 million incurred for 2002. A contributing factor in the improvement in segment operating expenses was the previously discussed reorganization of the apartment locator operation; as a result, apartment locator-related expenses declined to $11.0 million for 2004 from $16.6 million in 2003 and, on significantly lower revenues, $8 million in 2002. Excluding apartment locator-related expenses, segment operating expenses amounted to $239.1 million for 2004, down $10.8 million and $21.5 million, or 4.3% and 8.3%, from the $249.9 million and $260.6 million incurred in 2003 and 2002. Further reductions in segment operating expenses are anticipated as additional efficiencies are realized from the reorganization of the apartment locator operation as well as from ongoing efforts to control expenses in the furniture rental and sales operations.
      Income or loss before income taxes and minority interest for the furniture rental segment amounted to income of $7.6 million for the year 2004, a loss of $12.4 million for 2003, and income of $3.6 million for 2002. If the portion of these amounts representing Relocation Central losses ($11.4 million for 2004, $15.9 million for 2003, and $12.8 million for 2002) were eliminated, income before taxes and minority interest would have been $19.0 million for 2004, $3.5 million for 2003, and $16.4 million for 2002. The $12.9 million decline from 2002 to 2003 was due to the fact that CORT’s operating and other costs and expenses, principally fixed, were not sufficiently reduced to compensate for decreasing revenues. The $15.5 million improvement in the operating results in 2004 is primarily attributable to the aforementioned reductions in operating expenses.
      The minority interest in net loss of subsidiary of $1.3 million in 2003 relates to a period of several months during which Relocation Central was an 80%-owned subsidiary of CORT. (See Note 4 to the accompanying consolidated financial statements for further information.)
Industrial Segment
      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,

	2004	2003	2002

Revenues, principally sales and services	$60,514	$46,138	$48,567

Income (loss) before income taxes	$1,758	$(1,531)	$663
Income taxes	664	(671)	413

Segment net income (loss)	$1,094	$(860)	$250

      For several years prior to 2004, the operations of industrial segment suffered due to various factors including the following: a prolonged economic downturn, a shift of production by many manufacturers from domestic to overseas facilities, periodic shortages of product from domestic mills, and extraordinary competitive pressures. Not only was there a decline in the number of orders placed, but there was also a trend towards smaller-sized orders. The severity of the impact on the business is demonstrated by the fact that average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000. Segment revenues for 2003 decreased 5.0% from the corresponding 2002 figure; pounds of steel products sold decreased 6.6%.
      At the beginning of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Fortunately, the impact on Wesco’s industrial segment revenues to date has been favorable. Segment revenues for 2004 increased $14.4 million, or 31.2%, from those of 2003. Pounds of steel products sold increased 14.5%. Domestic steel mills have been operating at capacity and imported steel has not been readily available. These and other factors have enabled steel mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel has reacted to these pressures by passing the price increases, plus normal mark-ups, on to customers, and favoring long-term customer relationships. However, management is concerned that the favorable 2004 segment operating results may have been anomalous and temporary and that the steel warehouse business may revert to difficult times.
      As explained in Note 5 to the accompanying consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter the ultimate cost of which is difficult to estimate. Segment operating results include provisions of $1.0 million ($.6 million after income taxes) in 2003 and $0.1 million ($0.1 million after income taxes) in 2004, representing preliminary estimates of costs of remediation agreed to with governmental entities and other parties to date and related expenses. Management anticipates that additional provisions with respect to such remediation and other legal matters may be required in the future, but does not anticipate that the ultimate impact of such provisions will be material in relation to Wesco’s shareholders’ equity, although it believes that the effect on industrial segment and consolidated net income in any given period could be material.
      Even without the provisions for remediation discussed above, operations of the industrial segment for 2003 would have resulted in a loss before income taxes of $.5 million, versus pre-tax income of $1.9 million for 2004 and $.7 million for 2002. Income or loss before income taxes of the industrial segment is dependent not only on revenues, as was the case in 2004, but also on operating costs and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.5%, 83.9% and 81.7% for 2004, 2003 and 2002. The cost percentage typically fluctuates slightly from year to year as a result of changes in product mix and price competition at all levels. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. Cost of products sold for 2004 included adverse LIFO inventory accounting adjustments of $2.9 million ($1.8 million, after income taxes). LIFO adjustments were insignificant in 2003, but increased earnings by $0.3 million ($0.2 million after income taxes) for 2002.
Unrelated to Business Segment Operations
      Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2004	2003	2002

Realized investment gains, before income tax effect	$—	$53,466	$—
Income taxes	—	18,713	—

Realized investment gains	$—	$34,753	$—

Other nonsegment items —
Rental income from commercial real estate	$3,372	$3,187	$3,248
Dividend and interest income	786	617	616
Real estate and general and administrative expenses	(3,815)	(3,367)	(3,186)
Other items, net	(1)	29	35

Income before income taxes	342	466	713
Income taxes	(49)	27	158

Net income from other nonsegment activities	$391	$439	$555

      Realized gains and losses on Wesco’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly, as in 2003 and 2000. However, the amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at market value, and unrealized gains or losses are reflected, net of potential income tax effect, in the unrealized appreciation component of its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering event, they are credited or charged to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — essentially only a transfer from unrealized appreciation to retained earnings. Wesco’s consolidated earnings contained net realized investment gains, after income taxes, of $34.8 million in 2003 and $852.4 million in 2000; no gains or losses were realized in 2004, 2002 or 2001. (See Note 2 to the accompanying consolidated financial statements for information as to a pre-tax gain of approximately $290 million expected to be realized in 2005.)
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
* * * * *
      Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period based mainly on the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, including realized investment gains, which are fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 30.5%, 32.2% and 34.8% in 2004, 2003 and 2002. (See Notes 1 and 7 to the accompanying consolidated financial statements for further information on income taxes.)
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
      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of investment gains and losses, as well as other unusual nonoperating items such as a large acquisition. In addition, consolidated revenues, expenses and net income are subject to external conditions such as the September 11, 2001 terrorist activity, which had an immediate impact on Wes-FIC’s underwriting results, and changes in the economy, which have adversely affected CORT and Precision Steel in recent years.
      As explained in Item 1, Business, in spite of relief provided by enactment of the Terrorism Risk Insurance Act (“TRIA”) in 2002, Wes-FIC is exposed to losses from terrorist events covered by TRIA occurring after that date as well as terrorism losses not covered by TRIA. Although Wes-FIC’s and thus Wesco’s exposure to terrorism losses cannot be predicted, Wes-FIC’s management does not believe that, on a worst-case basis, Wes-FIC’s shareholder’s equity would likely be severely impacted by any terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
      Neither Wesco nor any of its subsidiaries has off-balance sheet arrangements other than the unrecorded contractual obligations discussed below. Nor do they have any insurance obligations for which estimated provisions have not been made in the accompanying consolidated financial statements or notes thereto.
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

		Payments Due

	Total	2005	2006-2007	2008-2009	Subsequently

Notes payable, including interest	$29,348	$29,148	$—	$—	$200
Operating lease obligations	110,830	27,136	40,399	23,948	19,347
Purchase obligations, other than for capital expenditures	15,223	13,450	1,773	—	—
Other, principally deferred compensation	4,137	142	152	—	3,843

Totals	$159,538	$69,876	$42,324	$23,948	$23,390

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
      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of net assets of acquisitions. At least annually, goodwill is reviewed for impairment using a variety of methods, and impairments, if any, are charged to operating earnings. Prior to 2002, GAAP required the amortization of goodwill.
      The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. In recent years Wesco’s management has classified all of its equity and fixed-maturity investments as available-for-sale; they are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of shareholders’ equity.
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
      Furniture rentals are recognized as revenue proportionately over the rental contract period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses. Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards or excessive, for sale. It is carried on the consolidated balance sheet at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Apart from investments, the consolidated balance sheet at December 31, 2004 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.
EQUITY PRICE RISK
      Wesco’s consolidated balance sheet at December 31, 2004 contained $760 million of marketable equity securities stated at market value, up from $755 million one year earlier. The increase was due to an increase in market values; no marketable equity securities were purchased or sold during 2004. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2004, two investments comprised 77% of the carrying value of the consolidated equity portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2004 ($587 million, combined) were common stocks of The Coca-Cola Company and The Gillette Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in the filings these companies make with the SEC, which are available to the public.

      Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above- average levels of shareholders’ equity to provide a margin of safety against short-term equity price volatility.
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
      The following table summarizes Wesco’s equity price risks as of December 31, 2004 and 2003. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2004		December 31, 2003

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$759,658	$759,658	$754,634	$754,634
Hypothetical	987,556	531,760	981,024	528,244
Shareholders’ equity —
As recorded	2,116,943	2,116,943	2,078,190	2,078,190
Hypothetical	2,265,076	1,968,810	2,225,344	1,931,036

The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.
INTEREST RATE RISK
      Wesco’s consolidated balance sheet at December 31, 2004 contained $94 million of securities with fixed maturities stated at fair value, down from $167 million one year earlier. The decrease resulted from maturities and redemptions of such securities during the year. Proceeds received were mainly invested in U.S. Treasury Notes and investments maturing within three months (cash equivalents); as a result, cash and cash equivalents on the consolidated balance sheet increased from $1.05 billion to $1.16 billion during 2004. Consequently, market value risks with respect to interest-rate movements or otherwise as of December 31, 2004 are considered insignificant.
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

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2004 and 2003, and years ended December 31, 2004, 2003 and 2002	I	49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable, as there were no such changes or disagreements.
Item 9A. Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission.
      There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Wesco’s independent registered public accounting firm has audited our assessment of internal control over Wesco’s consolidated financial reporting as of December 31, 2004. Their report appears immediately below.

WESCO FINANCIAL CORPORATION
Pasadena, California
March 9, 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wesco Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements.
Omaha, NE
March 9, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Director Independence, Committees and Meetings” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 4, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation
      The information set forth in the section “Compensation of Directors and Executive Officers” in the 2005 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Directors and Executive Officers,” “Board of Director Interlocks and Insider Participation” and “Director Independence, Committees and Meetings” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information set forth in the section “Independent Registered Public Accounting Firm” in the 2005 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
      The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:
      3a — Articles of incorporation and by-laws of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended December 31, 1999)
      21 — List of subsidiaries (filed as exhibit 21 to Wesco’s Form 10-K for the year ended December 31, 2001)
      31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      32(b)—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed

10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2004. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.
      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.
SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board (principal executive officer)	March 9, 2005

By:	/s/ Robert H. Bird
	Robert H. Bird President	March 9, 2005

By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert H. Bird
Robert H. Bird Director	March 9, 2005

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	March 9, 2005

/s/ Robert E. Denham
Robert E. Denham Director	March 9, 2005

/s/ Robert T. Flaherty
Robert T. Flaherty Director	March 9, 2005

/s/ Peter D. Kaufman
Peter D. Kaufman Director	March 9, 2005

/s/ Charles T. Munger
Charles T. Munger Director	March 9, 2005

/s/ Elizabeth Caspers Peters
Elizabeth Caspers Peters Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Omaha, NE
March 9, 2005

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$1,161,163	$1,052,462
Investments:
Securities with fixed maturities	94,299	167,390
Marketable equity securities	759,658	754,634
Accounts receivable	46,007	60,168
Rental furniture	171,983	163,699
Goodwill of acquired businesses	266,607	266,607
Other assets	71,818	73,435

	$2,571,535	$2,538,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses	$56,162	$102,526
Unearned insurance premiums	25,341	28,993
Deferred furniture rental income and security deposits	20,358	19,835
Accounts payable and accrued expenses	51,501	48,931
Notes payable	29,225	12,679
Income taxes payable, principally deferred	272,005	247,241

	454,592	460,205

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Unrealized appreciation of investments, net of taxes	427,690	426,542
Retained earnings	1,655,929	1,618,324

Total shareholders’ equity	2,116,943	2,078,190

	$2,571,535	$2,538,395

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Sales and service revenues	$414,508	$406,250	$437,099
Insurance premiums earned	54,589	106,651	64,627
Dividend and interest income	36,844	44,763	70,652
Realized investment gains	—	53,466	—
Other	3,372	3,187	3,299

	509,313	614,317	575,677

Costs and expenses:
Cost of products and services sold	146,783	144,725	145,677
Insurance losses, loss adjustment and underwriting expenses	32,062	82,497	58,736
Selling, general and administrative expenses	261,434	278,090	288,353
Interest expense	799	749	1,994

	441,078	506,061	494,760

Income before income taxes and minority interest	68,235	108,256	80,917
Income taxes	20,808	34,852	28,199
Minority interest in net loss of subsidiary	—	(1,307)	—

Net income	$47,427	$74,711	$52,718

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$6.66	$10.49	$7.40
Cash dividends	1.38	1.34	1.30

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Shareholders’ Equity
						Total
		Additional	Unrealized			Compre-
	Capital	Paid In	Appreciation	Retained		hensive
	Stock	Capital	of Investments	Earnings	Total	Income

Balance, December 31, 2001	$7,120	$23,319	$372,267	$1,509,691	$1,912,397
Net income				52,718	52,718
Increase in unrealized appreciation
of investments, net of income tax						$55,022

effect of $1,342			2,304		2,304
Cash dividends declared and paid				(9,257)	(9,257)

Balance, December 31, 2002	7,120	23,319	374,571	1,553,152	1,958,162
Net income				74,711	74,711
Increase in unrealized appreciation
of investments, net of income tax						$126,682

effect of $28,334			51,971		51,971
Increase in additional paid-in capital due to subsidiary stock transactions		2,885			2,885
Cash dividends declared and paid				(9,539)	(9,539)

Balance, December 31, 2003	7,120	26,204	426,542	1,618,324	2,078,190
Net income				47,427	47,427
Increase in unrealized appreciation
of investments, net of income tax						$48,575

effect of $714			1,148		1,148
Cash dividends declared and paid				(9,822)	(9,822)

Balance, December 31, 2004	$7,120	$26,204	$427,690	$1,655,929	$2,116,943

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$47,427	$74,711	$52,718
Adjustments to reconcile net income with net cash flows from operating activities —
Realized net securities gains	—	(53,466)	—
Provision for depreciation and amortization, net	36,473	44,114	51,914
Increase (decrease) in liabilities for insurance losses and loss adjustment expenses	(46,364)	29,461	11,186
Increase (decrease) in unearned insurance premiums	(3,652)	(19,688)	23,784
Increase (decrease) in income taxes payable	24,050	(8,995)	893
Proceeds from sales of rental furniture, less gross profit included in net income	41,816	40,742	48,173
Other, net	23,715	16,182	(239)

Net cash flows from operating activities	123,465	123,061	188,429

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	72,592	314,556	427,387
Purchases of securities with fixed maturities	(2,907)	(2,562)	(289,117)
Sales of securities with fixed maturities	—	351,180	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(12,704)	(9,825)	(37,082)
Purchases of rental furniture	(76,532)	(50,960)	(44,550)
Other, net	(1,937)	(3,267)	(5,974)

Net cash flows from investing activities	(21,488)	599,122	50,664

Cash flows from financing activities:
Borrowings (repayments) under line of credit, net	16,900	(9,900)	1,700
Decrease in other notes payable, net	(354)	(94)	(2,508)
Payment of cash dividends	(9,822)	(9,539)	(9,257)

Net cash flows from financing activities	6,724	(19,533)	(10,065)

Increase in cash and cash equivalents	108,701	702,650	229,028
Cash and cash equivalents — beginning of year	1,052,462	349,812	120,784

Cash and cash equivalents — end of year	$1,161,163	$1,052,462	$349,812

Supplementary disclosures:
Interest paid during year	$375	$642	$1,241
Income taxes paid (recovered) during year, net	(7,142)	43,847	27,306
Noncash activities — conversion of debt to equity in subsidiary	—	9,808	—
Increase in additional paid-in capital due to subsidiary stock transactions	—	2,885	—

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
      Wesco, like Berkshire, is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. The principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 9. Intercompany balances and transactions are eliminated in the preparation of consolidated statements.
Accounting pronouncements not yet in effect
      Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board or other applicable authorities and required to be adopted after yearend 2004 are likely to have a material effect on shareholders’ equity.
Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. Although the amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available, Wesco’s management does not believe such differences would have a material adverse effect on shareholders’ equity.
Cash equivalents
      Cash equivalents consist of investments in U.S. Treasury Bills and investments maturing less than three months from date acquired.
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
Goodwill of acquired businesses
      Goodwill of acquired businesses represents the difference between purchase cost and the fair value of net assets of acquisitions. At least annually, goodwill is reviewed for impairment using a variety of methods, and impairments, if any, are charged to operating earnings.
Insurance business
      Insurance premiums are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned.
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
Dollars amounts in thousands except for amounts per share

Industrial business
      Inventories of the industrial business, included in other assets on the accompanying consolidated balance sheet, are carried at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold.
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
Note 2. Investments
      Following is a summary of securities with fixed maturities:

	December 31, 2004		December 31, 2003

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$76,212	$80,531	$146,793	$154,623
U.S. government obligations	12,812	13,768	12,160	12,767

	$89,024	$94,299	$158,953	$167,390

      At yearend 2004 and 2003, the estimated fair values of securities with fixed maturities contained unrealized gains of $5,306 and $8,437. Unrealized losses at yearend 2004 and 2003 totaled $31 and $0.
      All fixed-maturity investments other than mortgage-backed securities at 2004 yearend mature in January 2006.
      Following is a summary of marketable equity securities (all common stocks):

		December 31, 2004		December 31, 2003

			Quoted		Quoted
			Market		Market
	Number of		(Carrying)		(Carrying)
	Shares	Cost	Value	Cost	Value

The Coca-Cola Company	7,205,600	$40,761	$300,041	$40,761	$365,684
The Gillette Company	6,400,000	40,000	286,592	40,000	235,072
American Express Company	1,943,100	20,687	109,533	20,687	93,716
Wells Fargo & Company	1,021,600	6,333	63,492	6,333	60,162

		$107,781	$759,658	$107,781	$754,634

      On January 28, 2005, The Procter and Gamble Company (“PG”) announced it had signed an agreement to acquire 100% of The Gillette Company (“Gillette”). Under the terms of the agreement, PG has agreed to issue 0.975 shares of its common stock for each outstanding share of Gillette common stock. Based upon recent trading prices of PG common stock and the number of Gillette shares owned at December 31, 2004, Wesco anticipates that it will recognize a pre-tax gain of approximately $290,000 when the transaction closes.
Dollars amounts in thousands except for amounts per share

      Realized investment gains for 2003 resulted from sales of securities with fixed maturities and cash equivalents. There were no realized losses. No gains or losses were realized in 2004 or 2002.
      Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.
Note 3. Insurance Business
      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2004	2003	2002

Balance at beginning of year	$102,526	$73,065	$61,879
Less ceded liabilities	(500)	(50)	—

Net balance at beginning of year	102,026	73,015	61,879

Incurred losses recorded during year —
For current year	25,247	57,805	39,641
For all prior years	(5,291)	4,497	(818)

Total incurred losses	19,956	62,302	38,823

Payments made during year —
For current year	6,236	15,584	12,607
For all prior years	61,464	17,707	15,080

Total payments	67,700	33,291	27,687

Net liabilities at end of year	54,282	102,026	73,015
Plus ceded liabilities	1,880	500	50

Gross liabilities at end of year	$56,162	$102,526	$73,065

Incurred losses “for all prior years” represent the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year, and relate principally to reinsurance-assumed business.
      In 2004 the Company commuted its participation in a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer under a contract entered into in 2000. Payments made during 2004 for losses incurred in prior years included $37,585 resulting from commutation of the contract. As a result, the Company has no further loss exposure under the contract, including exposures related to the terrorist activity of September 11, 2001. Accordingly, no loss reserves remain on the accompanying consolidated balance sheet for this contract.
      The unamortized balances of deferred policy acquisition costs, included in other assets on the consolidated balance sheet, were $3,687 and $5,072 at yearend 2004 and 2003.
Note 4. Furniture Rental Business
      Following is a breakdown of rental furniture:

	December 31,

	2004	2003

Cost of rental furniture	$260,109	$250,658
Less accumulated depreciation	(88,126)	(86,959)

	$171,983	$163,699

Dollars amounts in thousands except for amounts per share

      At yearend 2004 and 2003, accounts receivable on the accompanying consolidated balance sheet amounting to $46,007 and $60,168 were stated net of allowances for doubtful accounts of $3,270 and $3,368 relating to CORT.
      At yearend 2004 and 2003, the unamortized balance of goodwill carried as an asset on Wesco’s consolidated balance sheet was $266,607, of which $239,616 related to CORT.
      During 2003, convertible notes issued by a former subsidiary of CORT were converted into equity of the subsidiary, after which the resulting minority interest was bought out at a discount from an agreed option price. These transactions resulted in additional paid-in capital of $2,885 on CORT’s books as well as Wesco’s. The minority interest in net loss sustained by the subsidiary prior to the buyout, $1,307, was set out separately on the consolidated statement of income.
Note 5. Industrial Business
      LIFO inventory accounting adjustments decreased income before income taxes by $2,918 ($1,755 after income taxes) for 2004; for 2003 and 2002, LIFO inventory accounting adjustments increased pretax income by $19 and $297 ($12 and $179 after income taxes).
      Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in a business park in Downers Grove, Illinois. PBP, along with the other businesses, has been negotiating remedial actions with various governmental entities. In addition, PBP, Precision Steel, and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter. Several of PBP’s insurers have agreed to undertake their defenses and to indemnify them to the policy limits in connection with certain of the matters. Inasmuch as the claims and lawsuits are in early stages of development, the ultimate cost of the claims, including defense costs, net of anticipated insurance reimbursement, is difficult to estimate at this time. In 2003, PBP recorded a provision of $1,044 ($628 after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. In 2004, PBP increased that estimate by $139 ($84 after income tax benefit). Management anticipates that additional provisions with respect to such remediation and other legal matters may be required in the future. Although management does not anticipate that the ultimate impact of such provisions will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.
Note 6. Notes Payable and Other Contractual Obligations
      Following is a summary of notes payable, at year end:

	December 31,

	2004	2003

Revolving line of credit	$29,000	$12,100
Other	225	579

	$29,225	$12,679

      The line of credit, used in the furniture rental business, totals $100,000 and is unsecured. In addition to the $29,000 of loans outstanding, the business is contingently liable with respect to letters of credit totaling $12,414. The weighted average annual rate of interest on amounts outstanding under the line of credit at yearend 2004 was 2.62% in addition to an annual commitment fee of .10% of the
Dollars amounts in thousands except for amounts per share

total credit line. The underlying agreement does not contain any materially restrictive covenants. The credit line expires in June 2006.
      Estimated fair values of the notes payable at yearend 2004 and 2003 approximated carrying values of $29,225 and $12,679.
      In addition to recorded liabilities, Wesco at yearend 2004 had operating lease obligations aggregating $110,830 (payable in 2005, $27,136; in 2006, $23,149; in 2007, $17,250; in 2008, $13,990; in 2009, $9,958; and thereafter, $19,347) and other contractual obligations aggregating $19,360. Rent expense amounted to $29,800, $31,886 and $32,366 for 2004, 2003 and 2002.
Note 7. Income Taxes
      Following is a breakdown of income taxes payable at 2004 and 2003 yearends:

	December 31,

	2004	2003

Deferred tax liabilities, relating to —
Appreciation of investments	$229,462	$228,748
Other items	56,677	52,824

	286,139	281,572
Deferred tax assets	(27,041)	(27,790)

Net deferred tax liabilities	259,098	253,782
Taxes currently payable (recoverable)	12,907	(6,541)

Income taxes payable	$272,005	$247,241

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2004	2003	2002

Federal	$19,894	$37,362	$29,046
State	914	(2,510)	(847)

Provision for income taxes	$20,808	$34,852	$28,199

Current	$16,984	$39,965	$24,750
Deferred	3,824	(5,113)	3,449

Provision for income taxes	$20,808	$34,852	$28,199

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(3.3)	(2.9)	(3.1)
State income taxes, less federal tax benefit	(0.9)	(1.7)	(1.0)
Other differences, net	(0.3)	1.8	3.9

Effective income tax provision rate	30.5%	32.2%	34.8%

      Wesco and its subsidiaries join with other Berkshire entities in the filing of consolidated federal income tax returns for the Berkshire group. The consolidated federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an
Dollars amounts in thousands except for amounts per share

amount that approximates the increase or decrease in consolidated taxes attributable to that member. Returns have been examined by and settled with the Internal Revenue Service through 1996.
Note 8. Quarterly Financial Information
      Unaudited quarterly consolidated financial information for 2004 and 2003 follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Total For Year

2004
Revenues	$128,243	$128,311	$126,490	$126,269	$509,313

Net income	$12,198	$10,561	$9,044	$15,624	$47,427
Per capital share	1.71	1.49	1.27	2.19	6.66

2003
Revenues	$155,839	$192,125	$145,111	$121,292	$614,367

Net income	$12,504	$45,981	$7,137	$9,089	$74,711
Per capital share	1.76	6.45	1.00	1.28	10.49

Realized investment gains —
2004
None
2003
Before taxes (included in revenues)	$811	$52,208	$447	$—	$53,466
After taxes (included in net income)	527	33,935	291	—	34,753

Note 9. Business Segment Data
      Consolidated financial information for each of the past three years is presented in the table on the next page. It is broken down as to Wesco’s three business segments.
      The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. Its business has included retrocessions from wholly owned insurance subsidiaries of Berkshire and reinsurance with unaffiliated insurance companies. KBS provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. In addition to generating insurance premiums, Wesco’s insurance segment derives dividend and interest income from the investment of float (premiums received before payment of related claims and expenses) as well as earnings retained and reinvested.
Dollars amounts in thousands except for amounts per share

      The furniture rental segment includes the operating accounts of CORT. CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.
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
      Wesco’s consolidated realized net securities gains, most of which have resulted from sales of investments held by its insurance subsidiaries, and goodwill of acquired businesses, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate, together with related revenues and expenses, and (3) the assets, revenues and expenses of the parent company.
Dollars amounts in thousands except for amounts per share

	2004	2003	2002

Insurance segment:
Premiums earned	$54,589	$106,651	$64,627
Dividend and interest income	36,058	44,118	70,007
Income taxes	17,605	21,653	26,427
Net income	40,920	46,636	49,471
Depreciation and amortization other than of discounts and premiums of investments	53	27	26
Capital expenditures	76	4	3
Assets at yearend	2,004,417	1,985,846	1,818,788

Furniture rental segment:
Revenues	$353,994	$360,112	$388,583
Income taxes	2,588	(4,870)	1,201
Net income (loss)	5,022	(6,257)	2,442
Depreciation and amortization other than of discounts and premiums of investments	35,643	41,472	47,998
Advertising expense	18,245	19,712	12,970
Interest expense	799	749	1,793
Capital expenditures	4,091	3,209	3,497
Assets at yearend	245,777	235,455	277,308

Industrial segment:
Sales, service and other revenues	$60,514	$46,138	$48,567
Income taxes	664	(671)	413
Net income (loss)	1,094	(860)	250
Depreciation and amortization	426	505	592
Advertising expense	188	198	209
Interest expense	—	—	201
Capital expenditures	314	106	137
Assets at yearend	16,949	16,826	17,905

Goodwill of acquired businesses (included in assets)	266,607	266,607	266,203

Realized investment gains:
Before taxes (included in revenues)	$—	$53,466	$—
After taxes (included in net income)	—	34,753	—

Other items unrelated to business segments:
Dividend and interest income	$786	$617	$616
Other revenues	3,372	3,215	3,277
Income taxes	(49)	27	158
Net income	391	439	555
Depreciation and amortization	350	354	360
Capital expenditures	288	366	302
Assets at yearend	37,785	33,661	26,771

Consolidated revenues (total of those set forth above)	$509,313	$614,317	$575,677

Consolidated assets (total of those set forth above)	$2,571,535	$2,538,395	$2,406,975

Dollars amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT
BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2004	2003

Assets:
Cash and cash equivalents	$25	$27
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,246,775	2,196,376

	$2,246,800	$2,196,403

Liabilities and shareholders’ equity:
Advances from subsidiaries	$127,223	$115,420
Income taxes payable, principally deferred	42	268
Other liabilities	2,592	2,525

Total liabilities	129,857	118,213
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,116,943	2,078,190

	$2,246,800	$2,196,403

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,

	2004	2003	2002

Revenues	$—	$—	$—

Expenses:
Interest, principally intercompany	1,953	1,487	1,512
General and administrative	862	706	531

	2,815	2,193	2,043

Loss before items shown below	(2,815)	(2,193)	(2,043)
Income taxes	(985)	(767)	(714)
Equity in undistributed earnings of subsidiaries	49,257	76,137	54,047

Net income	$47,427	$74,711	$52,718

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (Continued)
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$47,427	$74,711	$52,718
Adjustments to reconcile net income with cash flows from operating activities —
Increase (decrease) in income taxes payable currently	(226)	342	(693)
Equity in undistributed earnings of subsidiaries	(49,257)	(76,137)	(54,047)
Other, net	73	2	1

Net cash flows from operating activities	(1,983)	(1,082)	(2,021)

Cash flows from financing activities:
Advances from subsidiaries, net	11,803	10,628	12,305
Repayment of notes payable	—	—	(1,035)
Payment of cash dividends	(9,822)	(9,539)	(9,257)

Net cash flows from financing activities	1,981	1,089	2,013

Increase (decrease) in cash and cash equivalents	(2)	7	(8)
Cash and cash equivalents — beginning of year	27	20	28

Cash and cash equivalents — end of year	$25	$27	$20

See notes to consolidated financial statements.