Form 10-Q
period 2005-03-31
WESCO FINANCIAL CORP
filed 2005-05-09
CIK 105729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2005 or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 4, 2005

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).

	Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2005 and March 31, 2004	4

	Condensed consolidated balance sheet — March 31, 2005 and December 31, 2004	5

	Condensed consolidated statement of cash flows — three-month periods ended March 31, 2005 and March 31, 2004	6

	Notes to condensed consolidated financial statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 28 through 30 of the Form 10-K Annual Report for the year ended December 31, 2004, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2005.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues:
Sales and service revenues	$108,685	$100,487
Insurance premiums earned	12,069	18,466
Dividend and interest income	11,949	8,491
Other	847	799

	133,550	128,243

Costs and expenses:
Cost of products and services sold	37,572	35,568
Insurance losses, loss adjustment and underwriting expenses	6,735	10,768
Selling, general and administrative expenses	64,990	64,334
Interest expense	217	163

	109,514	110,833

Income before income taxes	24,036	17,410
Income taxes	5,609	5,212

Net income	18,427	12,198

Retained earnings — beginning of period	1,655,929	1,618,324
Cash dividends declared and paid	(2,528)	(2,455)

Retained earnings — end of period	$1,671,828	$1,628,067

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.59	$1.71

Cash dividends	$.355	$.345

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,179,129	$1,161,163
Investments:
Securities with fixed maturities	80,326	94,299
Marketable equity securities	784,238	759,658
Rental furniture	176,210	171,983
Goodwill of acquired businesses	266,607	266,607
Other assets	127,189	117,825

	$2,613,699	$2,571,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses	$58,174	$56,162
Unearned insurance premiums	27,900	25,341
Deferred furniture rental income and security deposits	21,133	20,358
Notes payable	25,200	29,225
Income taxes payable, principally deferred	276,050	272,005
Other liabilities	57,131	51,501

	465,588	454,592

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	442,959	427,690
Retained earnings	1,671,828	1,655,929

Total shareholders’ equity	2,148,111	2,116,943

	$2,613,699	$2,571,535

     See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities, net	$37,620	$45,931

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	12,771	22,293
Purchases of securities with fixed maturities	—	(2,509)
Purchases of rental furniture	(23,450)	(18,296)
Other, net	(2,422)	(837)

Net cash flows from investing activities	(13,101)	651

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	(4,025)	8,506
Payment of cash dividends	(2,528)	(2,455)

Net cash flows from financing activities	(6,553)	6,051

Increase in cash and cash equivalents	17,966	52,633

Cash and cash equivalents — beginning of period	1,161,163	1,052,462

Cash and cash equivalents — end of period	$1,179,129	$1,105,095

Supplementary information:
Interest paid during period	$166	$38
Income taxes paid, net, during period	8,988	1,518

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

     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 40 through 48 of its 2004 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 40 through 42.

     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2005 are likely to have a material effect on reported shareholders’ equity.

Note 2

     Following is a summary of securities with fixed maturities:

	March 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$66,281	$69,622	$76,212	$80,531
U.S. government obligations	9,890	10,704	12,812	13,768

	$76,171	$80,326	$89,024	$94,299

     At March 31, 2005, the estimated fair values of securities with fixed maturities contained no unrealized losses compared with $31 of unrealized losses at December 31, 2004.

     Following is a summary of marketable equity securities (all common stocks):

	March 31, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$300,257	$40,761	$300,041
The Gillette Company	40,000	323,072	40,000	286,592
American Express Company	20,687	99,817	20,687	109,533
Wells Fargo & Company	6,333	61,092	6,333	63,492

	$107,781	$784,238	$107,781	$759,658

     Reference is made to information as to the pending purchase of The Gillette Company by The Procter and Gamble Company discussed in Note 2 to the consolidated financial statements appearing on page 42 of Wesco’s 2004 Form 10-K Annual Report. Based on market prices in New York Stock Exchange trading as of the close of business on March 31, 2005, had the transaction closed at that date, Wesco would have recognized a pre-tax gain of approximately $283,000 ($184,000, after income taxes).

Note 3

     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income	$18,427	$12,198
Increase in unrealized appreciation of investments, net of income tax effect of $8,191 and $5,812	15,269	10,915

Comprehensive income	$33,696	$23,113

Note 4

     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Insurance segment:
Revenues	$23,805	$26,770
Net income	13,749	11,102
Assets at end of period	2,047,775	2,020,258

Furniture rental segment:
Revenues	$92,826	$85,747
Net income	4,266	384
Assets at end of period	241,848	236,231

Industrial segment:
Revenues	$15,859	$14,740
Net income	412	630
Assets at end of period	20,721	19,155

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,607

Other items unrelated to business segments:
Revenues	$1,060	$986
Net income	—	82
Assets at end of period	36,748	33,318

Consolidated totals:
Revenues	$133,550	$128,243
Net income	18,427	12,198
Assets at end of period	2,613,699	2,575,569

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 19 through 30 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2004 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Financial Condition

     Wesco continues to have a strong balance sheet at March 31, 2005, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past two years due principally to sales, maturities and early redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.

Results of Operations

     After-tax earnings improved in the first quarter of 2005 from the corresponding 2004 amount mainly due to improved results of the furniture rental segment and increased investment income earned by the insurance segment resulting mainly from increased interest rates on short-term investments.

FINANCIAL CONDITION

     Wesco’s shareholders’ equity at March 31, 2005 was approximately $2.15 billion ($302 per share), up from $2.12 billion ($297 per share) at December 31, 2004. Shareholders’ equity included $443.0 million at March 31, 2005, and $427.7 million at December 31, 2004, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly from $1.16 billion at December 31, 2004, to $1.18 billion at March 31, 2005.

     Wesco’s consolidated borrowings totaled $25.2 million at March 31, 2005 versus $29.2 million at December 31, 2004. The decrease in borrowings related to a revolving line of credit used in the furniture rental business.

     Wesco’s management continues to believe that the Wesco group has adequate liquidity and capital resources to provide for any contingent needs that may arise.

RESULTS OF OPERATIONS

     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Insurance segment:
Underwriting	$5,477	$5,004
Investment income	8,272	6,098
Furniture rental segment	4,266	384
Industrial segment	412	630
Nonsegment items	—	82

Consolidated net income	$18,427	$12,198

Insurance Segment

     The insurance segment is comprised of Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc., Wesco’s ultimate parent company. Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Premiums written	$12,431	$12,544

Premiums earned	$12,069	$18,466

Underwriting gain	$5,334	$7,698
Dividend and interest income	11,726	8,301

Income before income taxes	17,060	15,999
Income taxes	3,311	4,897

Segment net income	$13,749	$11,102

     Premiums written for the first quarters of 2005 and 2004 included $6.5 million and $6.9 million related to Wes-FIC; its earned premiums were $6.9 million and $13.5 million. Premiums written by KBS in the first quarters of 2005 and 2004 were $5.9 million and $5.6 million; its earned premiums were $5.2 million and $5.0 million.

     At March 31, 2005, Wes-FIC’s in-force business consisted of a reinsurance contract under which it was participating in three pools of aviation-related risks: hull and liability pools to the extent of 10% each; and a workers’ compensation pool to the extent of 5% which became effective in 2005 but which has not yet resulted in significant premium volume. In 2004, Wes-FIC was participating only in the hull and liability pools. Under the contracts, written premiums in the first quarters of 2005 and 2004 were $6.5 million and $5.3 million and earned premiums were $6.9 million and $7.6 million. Until the fourth quarter of 2004, Wes-FIC also participated in a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer. That arrangement was commuted in the fourth quarter of 2004 as discussed on pages 21 and 22 of Wesco’s 2004 Form 10-K Annual Report. Written and earned premiums under that contract, were $1.6 million and $5.8 million for the first quarter of 2004. The overall decrease in premiums earned for the 2005 quarter is attributed principally to the commutation of that reinsurance arrangement.

     For the first quarters of 2005 and 2004, reinsurance generated net underwriting gains of $2.1 million and $4.6 million. Those amounts represented gains of $2.8 million and $4.0 million relating to the aviation contract, reduced by a loss of $0.7 million on other reinsurance business in 2005, and increased by a gain of $0.6 million associated with the aforementioned commuted contract in 2004. KBS’ underwriting gains were $3.2 million for the first quarter of 2005, essentially unchanged from the $3.1 million reported for the first quarter of 2004.

     Wes-FIC’s underwriting results have recently benefited from relatively low levels of aviation losses. Because KBS cedes minimal amounts to reinsurers, its underwriting results often fluctuates from period to period. Management accepts volatility in its underwriting results in return for better potential aggregate results over the long term.

     Dividend and interest income earned by the insurance segment for the first quarter of 2005 improved from the corresponding prior year figure principally due to improvement in interest rates on short-term investments.

     The income tax provision for the segment for the first quarter of 2005 benefited by $2.0 million relating to the settlement of an issue raised in an examination of a prior year income tax return by the Internal Revenue Service.

Furniture Rental Segment

     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues:
Furniture rentals	$73,074	$66,260
Furniture sales	17,956	16,725
Apartment locator fees	1,796	2,762

Total revenues	92,826	85,747

Cost of rentals, sales and fees	24,406	23,887
Selling, general and administrative expenses	61,846	61,399
Interest expense	217	163

	86,469	85,449

Income before income taxes	6,357	298
Income taxes	2,091	(86)

Segment net income	$4,266	$384

     Furniture rental revenues for the first quarter of 2005 increased $6.8 million, or 10.3%, over those of the first quarter of 2004. Excluding $2.9 million and $0.8 million of rental revenues from trade shows and locations not in operation throughout each quarter, rental revenues for the first quarter of 2005 increased approximately 7.2% from those of the 2004 quarter as a result of an improving economy and continued focus on new business development. The number of furniture leases, which had declined more than 20% through yearend 2003 from the peak level attained in late 2000, increased during 2004; the corresponding number of leases at the end of the first quarter of 2005 was about 9.8% higher than at the end of the corresponding 2004 quarter. Management is cautiously optimistic that the recent recovery in its business will continue.

     Furniture sales revenues increased 7.4% in the first quarter of 2005 from those reported in the comparable period of 2004. The increase is attributed principally to renewed efforts to reduce idle inventory.

     Apartment locator fees decreased by $1.0 million, or 35%, from those of the first quarter 2004, which in turn were down $1.3 million, or 32%, from those of the first quarter 2003. Since late 2003, the apartment locator operation has been undergoing reorganization. Some of its walk-in facilities have been merged into furniture rental or sale facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in apartment locator revenues has been offset by a reduction in related costs and expenses.

     Cost of rentals, sales and fees amounted to 26.3% of revenues for the first quarter of 2005 versus 27.9% for the comparable 2004 period. The improved margin was a result of a decrease in the depreciation component of cost of rentals and sales due mainly to the increase in the number of leases outstanding and a slight increase in furniture sales in the current period, and, thus, a reduction in the proportion that depreciation expense bore to total revenue. Costs of generating apartment locator fees were $1.8 million in the first quarter of 2005, down from $2.7 million in the comparable period of 2004 due principally to the reorganization efforts mentioned above. Excluding apartment-locator costs, segment costs for furniture rentals and sales were 24.3% of sales revenues in the first quarter of 2005 and 25.5% in the 2004 period.

     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $62.1 million for the first quarter of 2005, up slightly from the $61.6 million incurred in the first quarter of 2004. These included apartment locator-related expenses of $2.0 million for the first quarter of 2005, down from $2.7 million in the first quarter of 2004. Operating expenses as a percentage of revenues decreased from 71.8% for the first quarter of 2004 to 66.9% for the 2005 period.

     Income before income taxes for the furniture rental segment amounted to $6.4 million for the first quarter of 2005 and $0.3 million for the first quarter of 2004. If the portion of these amounts representing losses incurred by the apartment-locator operation ($2.2 million for the first quarter of 2005 and $2.8 million for the first quarter of 2004) were eliminated, income before taxes would have been $8.6 million for the first quarter of 2005 and $3.1 million for the first quarter of 2004. The $6.1 million improvement in the operating results for the first quarter of 2005 was primarily attributable to growth in rental revenues and the continued focus on managing operating expenses.

Industrial Segment

     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues	$15,859	$14,740

Income before income taxes	$685	$1,047
Income taxes	273	417

Segment net income	$412	$630

     In Wesco’s 2004 Annual Report on Form 10-K it was reported that the operations of the industrial segment had suffered for several years prior to 2004. Not only had there been a decline in the number of orders placed, but there had also been a trend towards smaller-sized orders. At the beginning of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Customers wishing to avoid running out of stock, accelerated their purchasing, exacerbating the tumult. As the year progressed, domestic steel mills were operating at capacity and imported steel was not readily available. These and other factors enabled the mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel reacted by passing the price increases, plus normal mark-ups, on to its customers.

     More recently, as supplies of product from domestic mills have become more readily available, demand has softened, competitive pressures have increased, and mills have begun to lower prices, although such prices remain substantially above their level one year earlier. Industrial segment revenues for the first quarter of 2005 increased $1.1 million, or 7.6%, over those of the first quarter of 2004, while pounds of steel products sold in the first quarter decreased 24% from those of the comparable 2004 quarter. This anomalous result was attributable principally to an increase of about 40% in average selling prices since the beginning of 2004.

     Income before income taxes and net income of the industrial segment for the first quarter of 2005 declined about 35% from the corresponding 2004 figures. These figures are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 83.0% for the first quarter of 2005 versus 79.3% for the comparable 2004 period. The cost percentage typically fluctuates slightly from period to period as a result of changes in product mix and price competition at all levels. The 3.7 percentage point increase is indicative of the recent steel industry turmoil. Though conditions may become more stable, management is concerned that the steel warehouse business may revert to the difficult times that prevailed prior to 2004; as noted in the 2004 Form 10-K, average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.

Unrelated to Business Segment Operations

     Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Other nonsegment items, net, before income taxes	$(66)	$(4)
Income taxes	66	86

	$—	$82

     Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses – plus or minus income taxes related to such items. These taxes do not correlate well with total pre-tax income or loss, primarily because dividend income is substantially tax-exempt.

*      *     *     *     *

     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 23.3% and 29.9% for the quarters ended March 31, 2005 and March 31, 2004. The 2005 percentage would have been 31.7% without the $2.0 million benefit explained above (see last paragraph under Insurance Segment).

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     Reference is made to page 27 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2004, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2004. At March 31, 2005, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Reference is made to pages 27 and 28 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2004 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 40 through 42 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2005.

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

WESCO FINANCIAL CORPORATION
Date: May 6, 2005	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)