Form 10-Q
period 2005-06-30
WESCO FINANCIAL CORP
filed 2005-08-09
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2005 or

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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 2, 2005

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).

Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2005 and June 30, 2004	4

Condensed consolidated balance sheet — June 30, 2005 and December 31, 2004	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2005 and June 30, 2004	6

Notes to condensed consolidated financial statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-17
Exhibit 31.(a)
Exhibit 31.(b)
Exhibit 32.(a)
Exhibit 32.(b)
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 28 through 30 of the Form 10-K Annual Report for the year ended December 31, 2004, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2005.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security-Holders
     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 4, 2005, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,861,173	84,573
Carolyn H. Carlburg	6,918,249	27,497
Robert E. Denham	6,613,944	331,802
Robert T. Flaherty	6,928,916	16,830
Peter D. Kaufman	6,930,540	15,206
Elizabeth Caspers Peters	6,930,156	15,590
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Sales and service revenues	$111,058	$103,934	$219,743	$204,421
Insurance premiums earned	12,686	15,122	24,755	33,588
Dividend and interest income	13,614	8,431	25,563	16,922
Realized investment gains	774	—	774	—
Other	901	824	1,748	1,623

	139,033	128,311	272,583	256,554

Costs and expenses:
Cost of products and services sold	37,384	36,789	74,956	72,357
Insurance losses, loss adjustment and underwriting expenses	6,848	9,513	13,583	20,281
Selling, general and administrative expenses	65,767	66,836	130,757	131,166
Interest expense	302	156	519	323

	110,301	113,294	219,815	224,127

Income before income taxes	28,732	15,017	52,768	32,427
Income taxes	9,552	4,456	15,161	9,668

Net income	19,180	10,561	37,607	22,759
Retained earnings — beginning of period	1,671,828	1,628,067	1,655,929	1,618,324
Cash dividends declared and paid	(2,527)	(2,456)	(5,055)	(4,911)

Retained earnings — end of period	$1,688,481	$1,636,172	$1,688,481	$1,636,172

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.69	$1.49	$5.28	$3.20

Cash dividends	$.355	$.345	$.710	$.690

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,203,740	$1,161,163
Investments:
Securities with fixed maturities	79,670	94,299
Marketable equity securities	791,207	759,658
Rental furniture	187,134	171,983
Goodwill of acquired businesses	266,607	266,607
Other assets	125,823	117,825

	$2,654,181	$2,571,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses	$58,313	$56,162
Unearned insurance premiums	28,156	25,341
Deferred furniture rental income and security deposits	21,956	20,358
Notes payable	39,900	29,225
Income taxes payable, principally deferred	279,986	272,005
Other liabilities	57,506	51,501

	485,817	454,592

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	446,559	427,690
Retained earnings	1,688,481	1,655,929

Total shareholders’ equity	2,168,364	2,116,943

	$2,654,181	$2,571,535

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities, net	$82,483	$80,375

Cash flows from investing activities:
Proceeds from sales and maturities of investments	28,907	46,236
Purchases of investments	(16,039)	(2,907)
Purchases of rental furniture	(54,238)	(44,936)
Other, net	(4,156)	1,740

Net cash flows from investing activities	(45,526)	133

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	10,675	12,900
Payment of cash dividends	(5,055)	(4,911)
Other	—	11

Net cash flows from financing activities	5,620	8,000

Increase in cash and cash equivalents	42,577	88,508

Cash and cash equivalents — beginning of period	1,161,163	1,052,462

Cash and cash equivalents — end of period	$1,203,740	$1,140,970

Supplementary information:
Interest paid during period	$856	$101
Income taxes paid (recovered), net, during period	16,598	(2,133)

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
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after June 30, 2005 are likely to have a material effect on reported shareholders’ equity.
Note 2
     Following is a summary of securities with fixed maturities:

	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$57,989	$60,757	$76,212	$80,531
U.S. government obligations	18,942	18,913	12,812	13,768

	$76,931	$79,670	$89,024	$94,299

     At June 30, 2005, the estimated fair values of securities with fixed maturities contained $2,780 of unrealized gains and $41 of unrealized losses, compared with $5,306 of unrealized gains and $31 of unrealized losses at December 31, 2004.
     Following is a summary of marketable equity securities (all common stocks):

	June 30, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$300,834	$40,761	$300,041
The Gillette Company	40,000	324,032	40,000	286,592
American Express Company	20,687	103,431	20,687	109,533
Wells Fargo & Company	6,333	62,910	6,333	63,492

	$107,781	$791,207	$107,781	$759,658

     Reference is made to information as to the pending purchase of The Gillette Company by The Procter and

Gamble Company discussed in Note 2 to the consolidated financial statements appearing on page 42 of Wesco’s 2004 Form 10-K Annual Report. Based on market prices in New York Stock Exchange trading as of the close of business on June 30, 2005, had the transaction closed at that date, Wesco would have recognized a pre-tax gain of approximately $284,000 ($185,000, after income taxes).
Note 3
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income	$19,180	$10,561	$37,607	$22,759
Increase in unrealized appreciation of investments, net of income tax effect of $1,953, $7,016, $10,144 and $12,829	3,600	12,995	18,869	23,910

Comprehensive income	$22,780	$23,556	$56,476	$46,669

Dollar amounts in thousands except for amounts per share

Note 4
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Insurance segment:
Revenues	$26,080	$23,365	$49,885	$50,135
Net income	13,253	9,657	27,002	20,759
Assets at end of period	2,076,171	2,048,723	2,076,171	2,048,723

Furniture rental segment:
Revenues	$95,965	$88,088	$188,791	$173,835
Net income	5,065	220	9,331	604
Assets at end of period	253,891	241,021	253,891	241,021

Industrial segment:
Revenues	$15,093	$15,856	$30,952	$30,596
Net income	226	582	638	1,212
Assets at end of period	19,036	20,540	19,036	20,540

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$774	$—	$774	$—
After taxes (included in net income)	503	—	503	—

Other items unrelated to business segments:
Revenues	$1,121	$1,002	$2,181	$1,988
Net income	133	102	133	184
Assets at end of period	38,476	34,073	38,476	34,073

Consolidated totals:
Revenues	$139,033	$128,311	$272,583	$256,554
Net income	19,180	10,561	37,607	22,759
Assets at end of period	2,654,181	2,610,964	2,654,181	2,610,964

Dollar amounts in thousands except for amounts per share

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
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at June 30, 2005, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past two years due principally to sales, maturities and early redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     After-tax earnings improved in the second quarter and the first six months of 2005 from the corresponding 2004 amounts mainly due to improved results of the furniture rental segment and increased investment income earned by the insurance segment resulting mainly from increased interest rates on short-term investments.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at June 30, 2005 was approximately $2.17 billion ($305 per share), up from $2.12 billion ($297 per share) at December 31, 2004. Shareholders’ equity included $446.6 million at June 30, 2005, and $427.7 million at December 31, 2004, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly from $1.16 billion at December 31, 2004, to $1.20 billion at June 30, 2005.
     Wesco’s consolidated borrowings totaled $39.9 million at June 30, 2005 versus $29.2 million at December 31, 2004. The increase in borrowings related to a revolving line of credit used in the furniture rental business.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Insurance segment:
Underwriting	$3,795	$3,629	$9,272	$8,633
Investment income	9,458	6,028	17,730	12,126
Furniture rental segment	5,065	220	9,331	604
Industrial segment	226	582	638	1,212
Nonsegment items other than investment gains	133	102	133	184

Realized investment gains	503	—	503	—

Consolidated net income	$19,180	$10,561	$37,607	$22,759

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Premiums written	$13,228	$13,140	$25,659	$25,684

Premiums earned	$12,686	$15,122	$24,755	$33,588

Underwriting gain	$5,838	$5,583	$11,172	$13,281
Dividend and interest income	13,404	8,235	25,130	16,536

Income before income taxes	19,242	13,818	36,302	29,817
Income taxes	5,989	4,161	9,300	9,058

Segment net income	$13,253	$9,657	$27,002	$20,759

     Premiums written for the second quarters of 2005 and 2004 included $7.9 million and $8.2 million of reinsurance written by Wes-FIC, and $5.3 million and $4.9 million of primary insurance written by KBS. Premiums written for the six-month periods ended June 30, 2005 and 2004 included $14.4 million and $15.1 million written by Wes-FIC, and $11.2 million and $10.6 million written by KBS. Premiums earned by Wes-FIC for the second quarters of 2005 and 2004 were $7.4 million and $10.1 million; KBS earned premiums of $5.3 million and $5.0 million. For the first six months of 2005 and 2004, Wes-FIC earned premiums of $14.4 million and $23.6 million; KBS earned $10.4 million and $10.0 million.
     At June 30, 2005, Wes-FIC’s in-force business consisted of a reinsurance contract under which it was participating in three pools of aviation-related risks: hull and liability pools to the extent of 10% each; and a workers’ compensation pool to the extent of 5% which became effective in 2005 but has not yet resulted in significant premium volume. In 2004, Wes-FIC was participating in the hull and liability pools as well as in a reinsurance contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer. The latter arrangement was commuted in the fourth quarter of 2004 as discussed on pages 21 and 22 of Wesco’s 2004 Form 10-K Annual Report. Written premiums under that contract for the second quarter and first six months of 2004 were $1.4 million and $2.9 million; earned premiums were $2.0 million and $7.9 million for those periods.
     For the second quarters of 2005 and 2004, reinsurance generated underwriting gains of $3.3 million and $4.6 million. The 2005 figure included gains of $2.9 million relating to the aviation contract and $0.4 million attributable to other reinsurance business. The 2004 figure related to the aviation contract only. Other reinsurance business for the 2004 quarter did not significantly affect Wes-FIC’s underwriting results. For the first six months of 2005 and 2004, reinsurance generated net underwriting gains of $5.5 million and $9.2 million. Those amounts represented gains of $5.7 million and $8.6 million relating to the aviation contract, reduced, in the 2005 period, by a loss of $0.2 million on other reinsurance business, and increased, in 2004, by a gain of $0.6 million associated with the aforementioned commuted contract. KBS’s underwriting gains for the second quarters of 2005 and 2004 were $2.5 million and $0.9 million; its underwriting gains for the first six months of 2005 and 2004 were $5.7 million and $4.1 million.
     Underwriting results of the insurance segment typically fluctuate from period to period. The aviation-related reinsurance activity reflected higher, but quite favorable, ratios of losses and expenses to premiums for the 2005 periods than for the comparable periods of 2004. KBS’s underwriting results for the 2004 periods reflected greater-than-usual losses in the second quarter. KBS cedes minimal amounts to reinsurers. Management accepts volatility in underwriting results in return for better potential aggregate results over the long term.
     Dividend and interest income earned by the insurance segment for the 2005 periods increased from the corresponding prior year figures principally due to improvement in interest rates on short-term investments.
     The insurance segment’s income tax provision for the six-month period ended June 30, 2005 benefited by $2.0 million relating to the resolution of an issue raised in an examination of a prior year income tax return by the Internal Revenue Service, recorded in the first quarter.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Furniture rentals	$76,330	$68,055	$149,404	$134,315
Furniture sales	17,332	17,104	35,288	33,829
Apartment locator fees	2,303	2,929	4,099	5,691

Total revenues	95,965	88,088	188,791	173,835

Cost of rentals, sales and fees	24,734	24,020	49,140	47,907
Selling, general and administrative expenses	62,797	63,766	124,643	125,165
Interest expense	305	160	522	323

	87,836	87,946	174,305	173,395

Income before income taxes	8,129	142	14,486	440
Income taxes	3,064	(78)	5,155	(164)

Segment net income	$5,065	$220	$9,331	$604

     Furniture rental revenues for the second quarter of 2005 increased $8.3 million, or 12.2%, over those of the second quarter of 2004, and $15.1 million, or 11% over those of the first six months of 2004. Excluding $9.5 million and $7.3 million of rental revenues from tradeshows and from locations not in operation throughout each of the three-month periods, and $19.7 million and $14.8 million of similar revenues for each of the six month periods, rental revenues for the second quarter of 2005 increased approximately 10% from those of the 2004 quarter and 8.5% for the current six-month period from those of the first six months of last year. Management attributes the improvement principally to an improving economy as well as to CORT’s continued focus on new business development. The number of furniture leases, which had declined more than 20% through yearend 2003 from the peak level attained in late 2000, has continued to increase since 2004. The corresponding number of leases at the end of the second quarter of 2005 was 9.2% higher than at June 30, 2004, and 6.1% higher than the count at yearend 2004. Management is cautiously optimistic that the recent recovery in its business will continue.
     Furniture sales revenues increased 1.3% for the second quarter of 2005, and 4.3% for the first six months, from those reported for the comparable periods of 2004. The improvement is attributed principally to renewed efforts to reduce idle inventory.
     Apartment locator fees for the second quarter of 2005 decreased by $0.6 million, or 21%, from those of the second quarter 2004, and, for the first six months of 2005, fees decreased by $1.6 million, or 28%, from those reported for the first six months of 2004. Since late 2003, the apartment locator operation has been undergoing reorganization. Some of its walk-in facilities have been merged into furniture rental or sale facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in apartment locator revenues has been offset by a reduction in related costs and expenses.

     Cost of rentals, sales and fees amounted to 25.8% and 26.0% of revenues for the second quarter and first six months of 2005, versus 27.3% and 27.6% for the corresponding periods of 2004. The improved margins for each 2005 period resulted principally from a relative decrease in the depreciation component in the ratio of cost of rentals and sales to revenues in each current period due mainly to the increases in the numbers of leases outstanding for each such period (depreciation is charged whether or not furniture is out on lease) as well as increases in furniture sales in the current periods. Costs of generating apartment locator fees were $1.8 million for the second quarter and $3.6 million for the first six months of 2005, versus $2.3 million and $5.0 million for the comparable periods of 2004. Excluding apartment-locator costs, segment costs for furniture rentals and sales were 24.5% and 24.7% of sales revenues for the second quarter and first six months of 2005, versus 25.5% in each corresponding period of 2004.
     Selling, general, administrative and interest expenses (“operating expenses”) for the furniture segment were $63.1 million for the second quarter of 2005 and $125.2 million for the first six months, down slightly from the $63.9 million and $125.5 million incurred for the comparable periods of 2004. These costs included apartment locator-related expenses of $2.3 million for the second quarter and $4.6 million for the first six months of 2005, versus $4.3 million and $7.1 million for the 2004 periods. Operating expenses as a percentage of revenues decreased from 72.6% for the second quarter and 72.2% for the first six months of 2004 to 65.8% and 66.3% for the comparable periods of 2005.
     Income before income taxes for the furniture rental segment amounted to $8.1 million for the second quarter and $14.5 million for the first six months of 2005, versus $0.1 million for the second quarter and $0.4 million for the first six months of 2004. The $8.0 million improvement in the operating results for the second quarter and $14.1 million improvement for the first six months of 2005 were primarily attributable to growth in rental revenues and the benefit of cost and expense reductions in the apartment locator business due mainly to its reorganization. If the losses incurred by the apartment-locator operation ($1.2 million, before income taxes, for the second quarter and $3.1 million for the first six months of 2005, and $3.4 million, before taxes, for the second quarter and $6.0 million of the first six months of 2004) were eliminated, income before taxes would have been $9.2 million for the second quarter and $17.6 million for the first six months of 2005, and $3.4 million for the second quarter and $6.5 million for the first six months of 2004.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$15,093	$15,856	$30,952	$30,596

Income before income taxes	$449	$965	$1,134	$2,012
Income taxes	223	383	496	800

Segment net income	$226	$582	$638	$1,212

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
     Throughout 2005, as supplies of product from domestic mills have become more readily available, demand has softened, competitive pressures have increased, and mills have lowered prices, although such prices remain substantially above their level one year earlier. Industrial segment revenues for the second quarter of 2005 decreased $0.8 million, or 4.8%, from those of the second quarter of 2004; volume, in terms of pounds of steel products sold, decreased by 20.6% for the quarter from volume of the comparable 2004 quarter. For the first six months of 2005, industrial segment revenues increased $0.4 million; pounds of steel products sold decreased by 24.9%.
     These anomalous results were attributable principally to increases of about 40% in average selling prices since the beginning of 2004.
     Income before income taxes and net income of the industrial segment for the second quarter and for the first six months of 2005 each declined by approximately 50% from the corresponding 2004 figures. These decreases resulted principally from increases in the cost of products sold, from 80.6% of sales revenues for the second quarter of 2004 to 83.8% for the second quarter of 2005, and from 79.9% for the first six months of 2004 to 83.4% for the comparable period of 2005. The cost percentages typically fluctuate slightly from period to period as a result of changes in product mix and price competition at all levels. The cost percentages for the 2004 periods, however, were unusually low, reflecting mainly customers’ acceptance of price increases in view of metal shortages and other factors described above. Though current conditions may no longer be as unstable, management is concerned that the steel warehouse business may revert to the difficult times that prevailed prior to 2004; as noted in the 2004 Form 10-K, average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.
Unrelated to Business Segment Operations
     Set forth below is a summary of items increasing Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Realized investment gains, before income tax effect	$774	$—	$774	$—
Income taxes	271	—	271	—

Realized investment gains	$503	$—	$503	$—

     Realized gains and losses on Wesco’s investments have fluctuated in amount from period to period, sometimes impacting consolidated earnings significantly. No gains or losses were realized in the first six months of 2004. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.
*   *   *   *   *
     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 33.2% and 29.7% for the quarters ended June 30, 2005 and June 30, 2004, and 28.7% and 29.8% for the respective six-month periods. The effective income tax rate for the six-month period ended June 30, 2005 would have been 32.5% without the $2.0 million benefit recorded by Wes-FIC in the first quarter, explained above (see last paragraph under Insurance Segment).
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 27 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2004, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2004. At June 30, 2005, except for an increase in borrowings of $10.7 million under a revolving line of credit by Wesco’s furniture rental subsidiary, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2004.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 27 and 28 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2004 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 40 through 42 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2005.
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

WESCO FINANCIAL CORPORATION

Date: August 8, 2005	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson
Vice President and
Chief Financial Officer
(principal financial officer)