Form 10-Q
period 2005-09-30
WESCO FINANCIAL CORP
filed 2005-11-07
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No☐
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No☐
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 2, 2005

PART I. FINANCIAL INFORMATION

Page
Item 1. Financial Statements (unaudited).

Condensed consolidated balance sheet — September 30, 2005 and December 31, 2004	4

Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2005 and September 30, 2004	5

Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2005 and September 30, 2004	6

Notes to condensed consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 28 through 30 of the Form 10-K Annual Report for the year ended December 31, 2004, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2005.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, Mr. Munger and Mr. Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec.31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,223,534	$1,161,163
Investments:
Securities with fixed maturities	71,359	94,299
Marketable equity securities	855,137	759,658
Rental furniture	191,133	171,983
Goodwill of acquired businesses	266,607	266,607
Other assets	120,524	117,825

	$2,728,294	$2,571,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses payable —
Through affiliates	$18,004	$14,910
Unaffiliated	43,550	41,252
Unearned insurance premiums —
Transactions through affiliates	12,638	14,118
Unaffiliated	14,879	11,223
Deferred furniture rental income and security deposits	22,776	20,358
Notes payable	38,200	29,225
Income taxes payable, principally deferred	295,959	272,005
Other liabilities	57,480	51,501

	503,486	454,592

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	487,665	427,690
Retained earnings	1,703,819	1,655,929

Total shareholders’ equity	2,224,808	2,116,943

	$2,728,294	$2,571,535

     See notes to condensed consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands, except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept 30,
	2005	2004	2005	2004

Revenues:
Sales and service revenues	$115,063	$106,080	$334,806	$310,501
Insurance premiums earned —
Transactions through affiliates	7,171	(232)	21,600	7,992
Unaffiliated transactions	6,024	10,927	16,350	36,291
Dividend and interest income	14,547	8,912	40,103	25,823
Realized investment gains	—	—	774	—
Other	895	797	2,643	2,420

	143,700	126,484	416,276	383,027

Costs and expenses:
Cost of products and services sold	40,108	37,955	115,064	110,312
Insurance losses and loss adjustment expenses —
Transactions through affiliates	2,638	(20)	7,534	5,204
Unaffiliated transactions	4,942	7,342	8,401	15,568
Insurance underwriting expenses —
Transactions through affiliates	1,800	356	4,386	1,859
Unaffiliated transactions	3,117	4,247	5,759	9,601
Selling, general and administrative expenses	67,218	63,746	197,968	194,875
Interest expense	375	209	894	532

	120,198	113,835	340,006	337,951

Income before income taxes	23,502	12,649	76,270	45,076
Income taxes	5,636	3,605	20,797	13,273

Net income	17,866	9,044	55,473	31,803

Retained earnings — beginning of period	1,688,481	1,636,172	1,655,929	1,618,324
Cash dividends declared and paid	(2,528)	(2,458)	(7,583)	(7,369)

Retained earnings — end of period	$1,703,819	$1,642,758	$1,703,819	$1,642,758

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.51	$1.27	$7.79	$4.47

Cash dividends	$.355	$.345	$1.065	$1.035

     See notes to condensed consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004
Cash flows from operating activities, net	$125,507	$121,360

Cash flows from investing activities:
Proceeds from sales and maturities of investments	36,558	62,595
Purchases of investments	(16,178)	(2,907)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(12,704)
Purchases of rental furniture	(79,658)	(63,630)
Other, net	(5,250)	(1,242)

Net cash flows from investing activities	(64,528)	(17,888)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	8,975	19,743
Payment of cash dividends	(7,583)	(7,369)

Net cash flows from financing activities	1,392	12,374

Increase in cash and cash equivalents	62,371	115,846

Cash and cash equivalents — beginning of period	1,161,163	1,052,462

Cash and cash equivalents — end of period	$1,223,534	$1,168,308

Supplementary information:
Interest paid during period	$1,216	$153
Income taxes paid (recovered), net, during period	29,032	(2,633)

     See notes to condensed consolidated financial statements.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for amounts per share)
(Unaudited)
Note 1
     The unaudited condensed consolidated financial statements of which these notes are an integral part, include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States. Certain amounts in the accompanying 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after September 30, 2005 are likely to have a material effect on reported shareholders’ equity.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 40 through 48 of its 2004 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 40 through 42. In addition to such policies, the following practice is followed by the industrial segment: revenues from product sales and services are recognized upon passage of title to the customer, which coincides with product shipment.
Note 2
     Following is a summary of securities with fixed maturities:

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$50,319	$52,310	$76,212	$80,531
U.S. government obligations	19,079	19,049	12,812	13,768

	$69,398	$71,359	$89,024	$94,299

     At September 30, 2005, the estimated fair values of securities with fixed maturities contained $1,991 of unrealized gains and $30 of unrealized losses, compared with $5,306 of unrealized gains and $31 of unrealized losses at December 31, 2004.

     Following is a summary of marketable equity securities (all common stocks):

	September 30, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
The Coca-Cola Company	$40,761	$311,210	$40,761	$300,041
The Gillette Company	40,000	372,480	40,000	286,592
American Express Company	18,108	97,699	20,687	109,533
Ameriprise Financial Inc*	2,579	13,913	—	—
Wells Fargo & Company	6,333	59,835	6,333	63,492

	$107,781	$855,137	$107,781	$759,658

*	Spun off by American Express Company to its shareholders on September 30, 2005
     Reference is made to information as to the pending purchase of The Gillette Company by The Procter and Gamble Company (“PG”) discussed in Note 2 to the consolidated financial statements appearing on page 42 of Wesco’s 2004 Form 10-K Annual Report. PG completed the acquisition on October 1, 2005. Wesco earnings will include a non-cash pre-tax realized investment gain from the disposition of Gillette of approximately $331,000 ($215,000, after taxes) in the fourth quarter of 2005. However, since Wesco’s investments are carried at fair value, with unrealized gain reflected in shareholders’ equity, net of taxes, at the balance sheet date, consolidated shareholders’ equity will not change significantly as a result of this transaction.
Note 3
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Net income	$17,866	$9,044	$55,473	$31,803
Change in unrealized appreciation of investments, net of income tax effect of ($22,045), $27,007, ($32,189) and $14,178	41,106	(50,280)	59,975	(26,370)

Comprehensive income (loss)	$58,972	$(41,236)	$115,448	$5,433

Dollar amounts in thousands, except for amounts per share

Note 4
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
     In 2003, PBP recorded a provision of $1,044 ($628 after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. PBP increased that estimate by $139 ($84 after income tax benefit) in the third quarter of 2004, and by an additional $110 early in 2005. Several of PBP’s and Precision Steel’s insurers have agreed to undertake their defenses and to indemnify them to the policy limits in connection with certain of the matters. To date in 2005, PBP recovered $237 ($142 after taxes) from its insurers. Additional recoveries are expected, but in amounts that management is unable to estimate. Accordingly, future recoveries, if any, are not reflected in the accompanying condensed consolidated financial statements. The accompanying financial statements for the first nine months of 2005 reflect the net reduction in provision for costs and expenses associated with the environmental matters, aggregating $127 ($76 after income taxes), recorded in the first half of the year.
     Management anticipates that additional provisions with respect to such remediation and other legal matters may be required in the future. However, as of September 30, 2005, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with the matter. Although management does not anticipate that the ultimate impact of such provisions, net of future insurance recoveries, if any, will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands, except for amounts per share

Note 5
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Insurance segment:
Revenues	$27,505	$19,402	$77,390	$69,526
Net income	10,458	5,660	37,460	26,419
Assets at end of period	2,146,293	1,979,392	2,146,293	1,979,392

Furniture rental segment:
Revenues	$99,624	$90,463	$288,415	$264,298
Net income	6,986	3,232	16,317	3,836
Assets at end of period	257,215	251,871	257,215	251,871

Industrial segment:
Revenues	$15,439	$15,607	$46,391	$46,203
Net income	185	33	823	1,245
Assets at end of period	18,520	20,306	18,520	20,306

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$—	$—	$774	$—
After taxes (included in net income)	—	—	503	—

Other items unrelated to business segments:
Revenues	$1,132	$1,012	$3,316	$3,000
Net income	237	119	370	303
Assets at end of period	39,659	35,765	39,659	35,765

Consolidated totals:
Revenues	$143,700	$126,484	$416,276	$383,027
Net income	17,866	9,044	55,473	31,803
Assets at end of period	2,728,294	2,553,941	2,728,294	2,553,941

Dollar amounts in thousands, except for amounts per share

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
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at September 30, 2005, with relatively low debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past two years due principally to sales, maturities and early redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     After-tax earnings improved in the third quarter and the first nine months of 2005 from the corresponding 2004 amounts mainly due to improved results of the furniture rental segment and increased investment income earned by the insurance segment principally as a result of increased interest rates on short-term investments.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at September 30, 2005 was approximately $2.22 billion ($312 per share), up from $2.12 billion ($297 per share) at December 31, 2004. Shareholders’ equity included $487.7 million at September 30, 2005, and $427.7 million at December 31, 2004, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly from $1.16 billion at December 31, 2004, to $1.22 billion at September 30, 2005.
     Wesco’s consolidated borrowings totaled $38.2 million at September 30, 2005 versus $29.2 million at December 31, 2004. The increase in borrowings related to a revolving line of credit used in the furniture rental business.
     Wesco’s management continues to believe that the Wesco group has adequate liquidity and capital resources to provide for any contingent needs that may arise.

RESULTS OF OPERATIONS
     Wesco’s operating businesses are managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Wesco’s corporate headquarters in the day-to-day business activities of the operating businesses. Wesco’s Board of Directors has delegated to Berkshire Hathaway Inc. (“Berkshire Hathaway”), Wesco’s ultimate parent, of which Wesco’s Board Chairman is Vice Chairman, the responsibility for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses, subject to the approval by Wesco’s Board of Directors.
     Wesco’s reportable business segments are organized in a manner that reflects how Wesco’s top management views those business activities. Wesco’s management views insurance businesses as possessing two distinct operations – underwriting and investing, and believes that “underwriting gain or loss” is an important measure of their financial performance. Underwriting gain or loss represents the simple arithmetic difference between the following line items appearing on the consolidated statement of income: (1) insurance premiums earned, less (2) insurance losses and loss adjustment expenses, and insurance underwriting expenses. Management’s goal is to maximize underwriting gains over the long term, without regard to investment income.
     The following summary sets forth the contribution to Wesco’s consolidated net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Insurance segment:
Underwriting gain (loss)	$453	$(799)	$9,725	$7,834
Investment income	10,005	6,459	27,735	18,585
Furniture rental segment	6,986	3,232	16,317	3,836
Industrial segment	185	33	823	1,245
Nonsegment items other than investment gains	237	119	370	303

Realized investment gains	—	—	503	—

Consolidated net income	$17,866	$9,044	$55,473	$31,803

Insurance Segment
     The insurance segment is comprised of Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc., Wesco’s ultimate parent company. For purposes of the following discussion, the results have been disaggregated between reinsurance and primary insurance activities. Following is a summary of the insurance segment’s underwriting activities. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Insurance premiums written —
Reinsurance	$7,139	$8,860	$21,559	$23,959
Primary insurance	4,681	4,865	15,920	15,450

Total	$11,820	$13,725	$37,479	$39,409

Insurance premiums earned —
Reinsurance	$7,790	$5,508	$22,135	$29,118
Primary insurance	5,405	5,187	15,815	15,165

Total	13,195	10,695	37,950	44,283
Insurance losses, loss adjustment expenses and underwriting expenses	(12,497)	(11,925)	(26,080)	(32,232)

Underwriting gain (loss), before income taxes —
Reinsurance	(683)	(2,669)	4,766	6,527
Primary insurance	1,381	1,439	7,104	5,524

Total	698	(1,230)	11,870	12,051
Income taxes	245	(431)	2,145	4,217

Underwriting gain (loss)	$453	$(799)	$9,725	$7,834

     At September 30, 2005, in-force reinsurance business consisted of a participation in three pools of aviation-related risks: hull and liability pools to the extent of 10% each; and, a workers’ compensation pool to the extent of 5% which became effective in 2005. In 2004, reinsurance included participation in the hull and liability pools as well as in a contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer. The latter arrangement was commuted in the fourth quarter of 2004 as discussed on pages 21 and 22 of Wesco’s 2004 Form 10-K Annual Report. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire Hathaway Inc., and otherwise.
     Reinsurance premiums written in 2005 decreased $1.7 million (19%) for the third quarter and $2.4 million (10%) for the first nine months. Excluding the written premiums under the commuted contract mentioned above from the 2004 figures, written reinsurance premiums for the 2005 periods decreased $0.1 million for the third quarter, but increased $2.2 million for the first nine months. The 2005 figures also included approximately $0.3 million for the third quarter and $0.9 million for the nine-month period attributable to the workers’ compensation pool in which participation began in 2005.

     Primary insurance premiums written for the third quarter decreased $0.2 million (4%) but increased $0.5 million (3%) for the first nine months of 2005. The decrease for the quarter is believed to have resulted mainly from timing of renewals of policies with customers. The increase in primary insurance premiums written for the first nine months is due mainly to an increase in bank deposit guarantee bonds.
     Earned premiums from reinsurance activities increased $2.3 million (41%) for the third quarter of 2005, but decreased $7.0 million (24%) for the first nine months, from the comparable figures for the corresponding periods of 2004. Excluding the earned premiums under the commuted contract mentioned above from the 2004 figures, earned reinsurance premiums for the 2005 periods increased $2.5 million for the third quarter, and $0.7 million for the first nine months.
     Earned premiums from primary insurance increased $0.2 million (4%) for the third quarter and $0.7 million (4%) for the first nine months due mainly to increased deposit guarantee bonds.
     Management believes that “underwriting gain or loss,” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses, loss adjustment expenses and underwriting expenses, divided by premiums earned gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss.
     Underwriting losses from reinsurance business declined by $2.0 million for the third quarter of 2005 and underwriting gains decreased $1.8 million for the first nine months as compared with the comparable figures for the corresponding periods of 2004. Excluding underwriting gains from the commuted contract discussed above, reinsurance underwriting losses for the 2005 periods decreased by $2.2 million for the third quarter and $0.1 million for the nine-month period. The combined ratios from reinsurance were 108.6% and 148.2% for the third quarters of 2005 and 2004, and 78.4% and 77.4% for the nine-month periods. The 2005 figures include estimated losses of $0.7 million related to Hurricane Katrina, which struck the Gulf Coast of the United States in the third quarter. The 2004 ratios reflect increased aviation loss activity for the third quarter, including estimated losses of $0.5 million related to hurricanes that struck the Southeastern United States.
     Underwriting results from primary insurance have been quite favorable but have fluctuated from period to period, as shown in the preceding table, due to timing and volatility of losses incurred. Combined ratios from primary insurance were 74.5% and 72.3% for the third quarters of 2005 and 2004, and 55.1% and 63.6% for the respective nine-month periods.
     Wesco’s insurers cede minimal amounts of business, and as a result underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, Management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     The income tax provision associated with the insurance segment’s underwriting activities for the nine-month period ended September 30, 2005 benefited by $2.0 million relating to the resolution of an issue raised in an examination of a prior year income tax return by the Internal Revenue Service, recorded in the first quarter.

     Investment income produced by Wesco’s insurance segment for the third quarter and first nine months of 2005 and 2004 is summarized in the table below (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Investment income, before taxes	$14,310	$8,707	$39,440	$25,243
Income taxes	4,305	2,248	11,705	6,658

Investment income, after taxes	$10,005	$6,459	$27,735	$18,585

     Investment income earned by the insurance segment for the 2005 periods increased from the corresponding prior year figures principally due to improvement in interest rates on short-term investments. Wesco’s insurance subsidiaries, as a matter of practice, maintain liquidity in amounts which exceed expected near-term needs for payment of claims and expenses, by wide margins. As a result, it would be unlikely that any unanticipated payment of claims or expenses would cause the insurance segment to liquidate investments before anticipated. Wesco does not attempt to match long-term investment maturities to estimated durations of claim liabilities. Reference is made to the table of contractual obligations appearing on page 20 for an indication of the periods in which the insurance segment’s losses and loss expenses are expected to be paid.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues:
Furniture rentals	$77,748	$69,430	$227,152	$203,745
Furniture sales	19,355	17,827	54,643	51,656
Apartment locator fees	2,521	3,206	6,620	8,897

Total revenues	99,624	90,463	288,415	264,298

Cost of rentals, sales and fees	27,037	24,640	76,177	72,547
Selling, general and administrative expenses	64,229	60,619	188,872	185,784
Interest expense	469	208	991	531

	91,735	85,467	266,040	258,862

Income before income taxes	7,889	4,996	22,375	5,436
Income taxes	903	1,764	6,058	1,600

Segment net income	$6,986	$3,232	$16,317	$3,836

     Furniture rental revenues for the third quarter of 2005 increased $8.3 million, or 12%, over those of the third quarter of 2004, and $23.4 million, or 11.5% over those of the first nine months of 2004. Excluding $7.8 million and $6 million of rental revenues from tradeshows and from locations not in operation throughout each of the three-month periods, and $27.5 million and $20.8 million of similar revenues for each of the nine month periods, rental revenues for the third quarter of 2005 increased approximately 10.3% from those of the 2004 quarter and 9.1% from those of the first nine months of last year. The number of furniture leases, which had declined more than 20% through yearend 2003 from the peak level attained in late 2000, has continued to increase since 2004. The corresponding number of leases at the end of the third quarter of 2005 was 9.4% higher than at September 30, 2004, and 3.1% higher than the count at yearend 2004. Management is cautiously optimistic about further improvement in the furniture rental business.
     Furniture sales revenues increased 8.6% for the third quarter, and 5.8% for the first nine months of 2005, from those reported for the comparable periods of 2004. The improvement is attributed principally to renewed efforts to reduce idle inventory.
     Apartment locator fees for the third quarter of 2005 decreased by $0.7 million, or 21%, from those of the third quarter 2004, and, for the first nine months of 2005, fees decreased by $2.3 million, or 26%, from those reported for the first nine months of 2004. Since late 2003, the apartment locator operation has been undergoing reorganization. Some of its walk-in facilities have been merged into furniture rental or sale facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in apartment locator revenues has been offset by a reduction in related costs and expenses.
     Cost of rentals, sales and fees amounted to 27.1% and 26.4% of revenues for the third quarter and first nine months of 2005, versus 27.2% and 27.4% for the corresponding periods of 2004. The improved margins for each 2005 period resulted principally from a relative decrease in the depreciation component in the ratio of cost of rentals and sales to revenues in each current period due mainly to the increases in the numbers of leases outstanding for each such period (depreciation is charged whether or not furniture is out on lease) offset somewhat in the third quarter by lower margins on furniture sales. Costs of generating apartment locator fees were $1.9 million for the third quarter and $5.5 million for the first nine months of 2005, versus $2.4 million and $7.5 million for the comparable periods of 2004. Excluding apartment-locator costs, segment costs for furniture rentals and sales were 25.8% and 24.8% of revenues for the third quarter and first nine months of 2005, versus 25.5% for each of the corresponding periods of 2004.
     Selling, general, administrative and interest expenses (“operating expenses”) for the furniture segment were $64.7 million for the third quarter of 2005 and $189.9 million for the first nine months, up from the $60.8 million and $186.3 million incurred for the comparable periods of 2004. The contributing factors to the increase in segment operating expense were associated with closure of redundant real estate facilities, and an increase in transportation and storage costs primarily associated with the increase in the cost of fuel. Included in the operating expenses are apartment locator-related expenses of $2 million for the third quarter and $6.6 million for the first nine months of 2005, versus $2.6 million and $9.7 million for the 2004 periods. Operating expenses as a percentage of revenues decreased from 67.2% for the third quarter and 70.5% for the first nine months of 2004 to 64.9% and 65.8% for the comparable periods of 2005.
     Segment net income amounted to $7.0 million for the third quarter and $16.3 million for the first nine months of 2005, versus $3.2 million for the third quarter and $3.8 million for the first nine months of 2004. The $3.8 million improvement in the operating results for the third quarter and $12.5 million improvement for the first nine months of 2005 were primarily attributable to growth in rental revenues and the benefit of cost and expense reductions in the apartment locator business due mainly to its reorganization. If the losses incurred by the apartment locator operation ($1.0 million, before income taxes, for the third quarter and $4.1 million for the first nine months of 2005, and $1.5 million, before taxes, for the third quarter and $7.5 million of the first nine months of 2004) were eliminated, segment net income would have been $8.0 million for the third quarter and $20.4 million for the first nine months of 2005, and $4.7 million for the third quarter and $11.3 million for the first nine months of 2004.
     The furniture segment’s tax provision and net income for the quarter and nine-month period ended September 30, 2005 benefited by $2.1 million relating to an adjustment of a prior year tax reserve.
     The financial effects of Hurricanes Katrina and Rita, which occurred late in the third quarter of the current year, are believed not to have materially affected the furniture rental segment based on information currently available. To date, the segment has incurred approximately $0.6 million in expenses directly attributable to the hurricanes. However, the segment is also experiencing increased demand for furniture rental in the areas affected by the disasters, offset by higher costs associated with doing business in the affected areas. At the present time, management cannot predict the financial impact that the two storms will have on the furniture segment in future periods.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues	$15,439	$15,607	$46,391	$46,203

Income before income taxes	$313	$60	$1,447	$2,072
Income taxes	128	27	624	827

Segment net income	$185	$33	$823	$1,245

     In Wesco’s 2004 Annual Report on Form 10-K it was reported that the operations of the industrial segment had suffered for several years prior to 2004. Not only had there been a decline in the number of orders placed, but there had also been a trend towards smaller-sized orders. At the beginning of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Customers wishing to avoid running out of stock accelerated their purchasing, exacerbating the tumult. As the year progressed, domestic steel mills were operating at capacity and imported steel was not readily available. These and other factors enabled the mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel reacted by passing the price increases, plus normal mark-ups, on to its customers.
     Throughout 2005, as supplies of product from domestic mills have become more readily available, demand has softened, competitive pressures have increased, and mills have lowered prices, although such prices remain substantially above their 2004 level. Industrial segment revenues for the third quarter of 2005 decreased $0.2 million, or 1.1%, from those of the third quarter of 2004; volume, in terms of pounds of steel products sold, decreased by 11.0% for the quarter from volume of the comparable 2004 quarter. For the first nine months of

2005, industrial segment revenues increased $0.2 million; pounds of steel products sold decreased by 18.9%. These anomalous results were attributable principally to increases of about 44% in average selling prices since the beginning of 2004 as well as to changes in the mix of product sold.
     As explained in Note 4 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter the ultimate cost of which is difficult to estimate. Segment operating results for 2005 include the net benefit of $0.1 million ($0.1 million after taxes) resulting from the reimbursement in the first half of the year from insurance companies of certain costs expensed in prior periods. Segment operating results for the 2004 periods reflect an increase in the estimated provision for environmental costs and expenses of $0.2 million ($0.1 million after taxes) recorded in the third quarter.
     Income before income taxes and net income of the industrial segment for the third quarter of 2005 improved slightly from the figures reported for the third quarter of 2004. Had it not been for the detrimental effects on the 2004 figures of the environmental expenses recorded in the third quarter last year, third quarter pre-tax and net income for 2005 would not have significantly differed from those of 2004. Income before income taxes and net income of the industrial segment for the first nine months of 2005 declined by 30% and 34%, respectively, from the corresponding 2004 figures. These figures were significantly affected by fluctuations in the cost of products sold, as a percentage of revenues. Such costs increased to 83.8% of sales revenues for the first nine months of 2005 from 81.7% for the comparable period in 2004. The cost percentages typically fluctuate slightly from period to period as a result of changes in product mix and price competition at all levels. The cost percentage early in 2004 was unusually low, reflecting mainly customers’ acceptance of price increases in view of metal shortages and other factors described above. Though current conditions may no longer be as unstable, management is concerned that the steel warehouse business may revert to the difficult times that prevailed prior to 2004. As noted in the 2004 Form 10-K, average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.
Unrelated to Business Segment Operations
     Set forth below is a summary of items increasing Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Realized investment gains, before income tax effect	$—	$—	$774	$—
Income taxes	—	—	271	—

Realized investment gains	$—	$—	$503	$—

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
     Reference is made to Note 2 to the accompanying condensed consolidated financial statements for information as to the acquisition of The Gillette Company (“Gillette”) by The Procter and Gamble Company on October 1, 2005. Wesco’s earnings will include a non-cash pre-tax realized investment gain from the disposition of its investment in common stock of Gillette of approximately $331 million ($215 million, after taxes) in the fourth quarter of 2005. However, because Wesco’s investments are carried at fair value, with unrealized gains reflected in shareholders’ equity, net of taxes, at the balance sheet date, consolidated shareholders’ equity will not change significantly as a result of this transaction.
*     *     *     *     *
     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 24.0% and 28.5% for the quarters ended September 30, 2005 and September 30, 2004, and 27.3% and 29.4% for the respective nine-month periods. The effective income tax rate for the quarter ended September 30, 2005 would have been 33.2% without the $2.1 million benefit recorded by CORT in the third quarter, and the effective rate for the nine-month period ended September 30, 2005 would have been 30.0% without that $2.1 million benefit recorded by CORT and the $2.0 million benefit recorded by Wes-FIC in the second quarter, both of which are explained above.
     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of investment gains and losses, large individual or catastrophe losses incurred under property and casualty insurance and reinsurance contracts as well as potential changes from business acquisitions. In addition, consolidated revenues, expenses and net income are subject to external conditions such as the September 11, 2001 terrorist activity, which had an immediate impact on insurance underwriting results, and changes in the general U.S. economy.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 27 and 28 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2004 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 40 through 42 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2005. In addition to such policies, the following practice is followed by the industrial segment: revenues from product sales and services are recognized upon passage of title to the customer, which coincides with product shipment.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain of those obligations, such as insurance losses and loss adjustment expenses, and notes payable, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, and Wesco’s MS Property Company subsidiary is in process of constructing a multi-story luxury condominium building in Pasadena, California, and is contemplating the construction of another, obligations for which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations follows. (Amounts are in thousands.)

		Payments Due
	Total	2005	2006-2007	2008-2009	Subsequently
Notes payable, including interest	$38,385	$38,185	$—	$—	$200
Operating lease obligations	113,578	7,686	47,261	31,200	27,431
Purchase obligations, other than for capital expenditures	14,816	11,041	3,082	693	—
Payment of insurance losses and loss adjustment expenses (1)	61,554	7,393	19,620	9,831	24,710
Construction of condominiums	15,472	7,167	8,305	—	—
Other, principally deferred compensation	4,102	113	152	—	3,837

Totals	$247,907	$71,585	$78,420	$41,724	$56,178

(1)	Amounts and timing of payments are significantly dependent on estimates. See Significant Accounting Policies and Practices of the Insurance business appearing on page 41 of Wesco’s 2004 Form 10-K Annual Report for further information.
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

WESCO FINANCIAL CORPORATION

Date: November 7, 2005	By:	/s/ Jeffrey L. Jacobson

Jeffrey L. Jacobson
Vice President and Chief Financial Officer
(principal financial officer)