Form 10-K
period 2005-12-31
WESCO FINANCIAL CORP
filed 2006-03-16
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from  to
Commission file number 1-4720
WESCO FINANCIAL CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	95-2109453
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California	91101-1901
(Address of Principal Executive Offices)	(Zip Code)
(626) 585-6700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Capital Stock, $1 par value	American Stock Exchange and Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)

(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was: $481,193,000.
      The number of shares outstanding of the registrant’s Capital Stock as of March 2, 2006 was: 7,119,807.
DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2006 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

Item 1.	Business
GENERAL
      Wesco Financial Corporation (“Wesco”) was incorporated in Delaware on March 19, 1959. Wesco engages in three principal businesses through its direct or indirect wholly owned subsidiaries:

•	the insurance business, through Wesco-Financial Insurance Company (“Wes-FIC”), which was incorporated in 1985 and engages in the property and casualty insurance business, and The Kansas Bankers Surety Company (“KBS”), which was incorporated in 1909, purchased by Wes-FIC in 1996 and provides specialized insurance coverages for banks;

•	the furniture rental business, through CORT Business Services Corporation (“CORT”), which traces its national presence to the combination of five regional furniture rental companies in 1972 and was purchased by Wesco in 2000; and

•	the steel service center business, through Precision Steel Warehouse, Inc. (“Precision Steel”), which was begun in 1940 and acquired by Wesco in 1979.
      Wesco’s operations also include, through another wholly owned subsidiary, MS Property Company (“MS Property”), management of owned commercial real estate in downtown Pasadena, California. MS Property began its operations in late 1993, upon transfer to it of real properties previously owned by Wesco and by a former savings and loan subsidiary of Wesco.
      Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s chairman and chief executive officer and economic owner of 32.3% of its stock. Wesco’s chairman, president and chief executive officer, Charles T. Munger, is also vice chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.
      Wesco’s activities fall into three business segments — insurance, furniture rental and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The furniture rental segment consists of the operations of CORT. The industrial segment comprises Precision Steel’s steel service center and other operations. Wesco is also engaged in several activities not identified with the three business segments, including investment activity unrelated to the insurance segment, MS Property’s real estate activities, and parent company activities.
INSURANCE SEGMENT
      Wes-FIC was incorporated in 1985 to engage in the property and casualty insurance and reinsurance business. Its insurance operations are managed by National Indemnity Company (“NICO”), which is headquartered in Omaha, Nebraska. To simplify discussion, the term “Berkshire Insurance Group” refers to NICO, General Reinsurance Corporation, and certain other wholly owned insurance subsidiaries of Berkshire, although Berkshire also includes in its insurance group the insurance subsidiaries that are 80.1%-owned through Berkshire’s ownership of Wesco.
      Wes-FIC’s high statutory net worth (about $2.2 billion at December 31, 2005) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC has also been party to “quota-share” reinsurance, under which it shares in premiums and losses proportionately with the ceding company.
      Wesco’s board of directors has authorized automatic acceptance of retrocessions of super-catastrophe reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums, which is believed to be less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth. Occasionally, the Berkshire Insurance Group will also have an upper-level reinsurance interest with interests different from Wes-FIC’s, particularly in the event of one or more large losses. Although Wes-FIC has no active super-catastrophe reinsurance contracts in force, Wes-FIC may have opportunities to participate in such business from time to time in the future.
      Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated:

•	A quota-share agreement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of essentially all insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses.

•	A multi-year, quota-share arrangement, entered into in 2000 through NICO, as intermediary without profit, for participation in a pool of certain property and casualty risks written by a large, unaffiliated insurer, under which Wes-FIC’s participation increased from approximately 3.3% of certain risks associated with policy years 2000 through 2002 to 6% of certain risks thereafter. The terms of this arrangement were identical to those accepted by a member of the Berkshire Insurance Group, except as to the amount of the participation. This arrangement was commuted (terminated) in the fourth quarter of 2004. Thus, Wes-FIC is no longer liable for any claims or losses, or for adjustments to losses previously recorded, under the contract.

•	Participation in several risk pools managed by a subsidiary of General Reinsurance Corporation, a Berkshire Insurance Group member, covering hull, liability, workers’ compensation and satellite exposures relating to the aviation industry, as follows: with respect to 2001, to the extent of 3% for each pool, with satellite exposures effective June 1; for 2002, 13% of the hull and liability pools, increasing to 15.5% in August, and 3% of the workers’ compensation pool (satellite exposures were not renewed in June); for 2003 and 2004, 10% of the hull and liability pools only; and, for 2005, 10% of the hull and liability pools and 5% of the workers’ compensation pool. For 2006, the participation in hull and liability pools has increased to 12.5%. Another General Reinsurance Corporation subsidiary provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes- FIC’s exposure to detrimental effects, however, is mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC, and unrelated pool members representing an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, have access to information regarding significant losses and thus are able to address conflict issues that might arise.
      Wes-FIC is also licensed to write “direct,” or “primary” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write such insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

      In 1996, Wes-FIC purchased 100% of KBS. KBS, which writes primary insurance, provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 30 states. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity, as well as deposit guaranty bonds which insure deposits in excess of federal deposit insurance limits. KBS purchases reinsurance for indemnification against large losses. Through 2005, 50% of a layer of loss exposure was ceded to an unaffiliated reinsurer and the other 50% to the Berkshire Insurance Group, on identical terms. Effective in 2006, the unaffiliated reinsurer declined to renew its contract with KBS. As a result, the Berkshire Insurance Group now reinsures the entire layer of exposure itself. A layer of losses above such layer is 30%-retained by KBS and the other 70% is reinsured by the Berkshire Insurance Group at market prices. In 2005, premiums of $2.7 million were ceded to the Berkshire Insurance Group and incurred reinsured losses of $125,000 were allocated to it. In recent years, KBS has retained a greater proportion of the risks it has underwritten. By retaining a larger amount of risk than in the past, Wesco seeks satisfactory operating results over the long term in return for greater short-term volatility.
      KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its employees and agents, and on new products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 46 percent of premiums written.
      A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.2 billion at December 31, 2005. This capital strength creates opportunities for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.
      Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2005 amounted to only 2% of their combined statutory surplus, compared to an industry average of 109% based on figures reported for 2004 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting, conservative reserving, and Wes-FIC’s extremely strong capital base.
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
      Because it is operated by NICO, Wes-FIC has no employees of its own. KBS has 17 employees.
FURNITURE RENTAL SEGMENT
      CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 32 states and the District of Columbia) comprises 91 showrooms, 79 clearance centers and 75 warehouses, as well as four websites — www.cort1.com, www.corttradeshow.com, www.relocationcentral.com and www.myrelocationcentral.com.
      CORT’s rent-to-rent business is differentiated from rent-to-own businesses primarily by the terms of the rental arrangements and the type of customer served. Rent-to-rent customers generally desire high-quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property on a permanent basis. In a typical rent-to-rent transaction, the customer agrees to rent furniture for a minimum of three months, subject to extension by the customer on a month-to-month basis. By contrast, rent-to-own arrangements are generally made by customers lacking established credit whose objective is the eventual ownership of the property. These transactions are typically entered into on a month-to-month basis and may require weekly rental payments.
      CORT’s customer base includes primarily Fortune 500 companies, small businesses, professionals, and owners and operators of apartment communities. CORT’s management believes its size, national presence, brand awareness, consistently high level of customer service, product quality, breadth of selection, depth and experience of management, and efficient clearance centers have been key contributors to the company’s success. CORT offers a wide variety of office and home furnishings, including commercial panel systems, televisions, housewares and accessories. CORT emphasizes its ability to furnish an apartment, home or entire suite of offices with high-quality furniture, housewares and accessories in two business days. CORT’s objective is to build upon these core competencies and competitive advantages to increase revenues and market share. Key to CORT’s growth strategies are:

•	expanding its commercial customer base;

•	enhancing its ability to capture an increasing number of Internet customers through its on-line catalog and other web services;

•	making selective acquisitions; and

•	continuing to develop various products and services.
      In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on rentals of office furniture than on residential furniture. In order to promote longer office lease terms, CORT offers lower rates on leases when lease terms exceed six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully furnished rental apartments as a lower-cost alternative to hotel accommodations. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation and travel while developing residential business with new and transferred employees. CORT also provides short-term rentals for trade shows and conventions. Its www.corttradeshow.com website assists in providing information to and gathering leads from prospects.
      Following four years of disappointing results, CORT began to see improved profitability in 2004. In 2005 this trend continued, with increased lease pricing and improved gross margin outpacing a 3.8% decline in the number of outstanding leases (attributable mainly to non-renewals by customers of a competitor acquired in the latter half of 2004). Wesco management is hopeful that the slight decline in leases is anomalous and that the improvement in gross margin and profitability will continue.

      CORT’s Relocation Central division (“Relocation Central”) provides a nation-wide apartment locator service through its websites (www.relocationcentral.com and www.myrelocationcentral.com), customer call centers and walk-in locations. Relocation Central started as a subsidiary of CORT in 2001 and was reorganized as a division of CORT as of yearend 2004. It now relies more on Internet traffic and less on separate, fully staffed facilities. The integration of Relocation Central into CORT was begun in 2003 as part of an ongoing corporate-wide program to reduce operating expenses, including the number of facilities and personnel. While this market has developed more competition during the past two years, Wesco management is hopeful that Relocation Central, which has sustained losses since inception, will enhance corporate operating results in the future by allowing CORT to reach potential customers earlier in the rental cycle. Overall, it is believed that CORT is well positioned to benefit from domestic job growth and any corresponding economic expansion.
      The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional competitors, as well as a number of smaller regional and local rent-to-rent competitors. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. We believe that the principal competitive factors in the furniture rental industry are product value, furniture condition, the extent of furniture selection, terms of the rental agreement, speed of delivery, exchange privileges, options to purchase, deposit requirements and customer service.
      The majority of CORT’s furniture sales revenue is from its clearance center sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. The sale of previously leased furniture allows CORT to control inventory quantities and to maintain inventory quality at showroom level. On the average, furniture is typically sold through the clearance centers three years after its initial purchase. With respect to sales of furniture through its clearance centers, CORT competes with numerous new and used furniture retailers, some of which are larger than CORT. Wesco management believes that price and value are CORT’s principal competitive advantages in this activity.
      CORT has approximately 2,270 full-time employees, including 50 union members. Management considers labor relations to be good.
INDUSTRIAL SEGMENT
      Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.
      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 24 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume of approximately 13 million tons of comparable products. Precision Steel competes not only with other service centers but also with mills that supply metal to the service centers. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by imports, a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.
      Precision Brand Products, Inc. (“Precision Brand”), a wholly owned subsidiary of Precision Steel that is also located in the Chicago area, manufactures shim stock and other toolroom specialty items, and distributes a line of hose clamps and threaded rod. These products are sold under the Precision Brand and DuPage names nationwide, generally through industrial distributors. This business is highly competitive, and Precision Brand’s sales represent a very small share of the market.

      Steel service raw materials are obtained principally from major domestic steel mills, and their availability had generally been good until approximately two years ago, when the market drifted into near chaos caused by shortages. Consolidation and downsizing at the mill level, coupled with an increased use of steel due to a higher level of manufacturing activity, have resulted in extended mill lead times and limitations being placed on order quantities by the producing mills. Precision Steel’s service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.
      The industrial segment businesses are subject to economic cycles and other factors. These businesses are not dependent on a few large customers. The backlog of steel service orders increased to $6.0 million at December 31, 2005 from $4.8 million at December 31, 2004.
      There are 200 full-time employees engaged in the industrial segment businesses, 40% of whom are members of unions. Management considers labor relations to be good.
ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT
      Certain of Wesco’s activities are not identified with any business segment. These include investment activity unrelated to the insurance segment, management of owned commercial real property, a portion of which it is redeveloping, and parent company activities.
      Six full-time employees are engaged in the activities of Wesco and MS Property.
AVAILABLE INFORMATION
      Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, may be accessed soon after they are electronically filed with the Securities and Exchange Commission (“SEC”), through Wesco’s website, www.wescofinancial.com, or the SEC’s, www.sec.gov.
Item 1A.     Risk Factors
      In addition to the factors affecting specific business operations identified in connection with the description of these operations and their financial results elsewhere in this report, the most significant factors affecting Wesco’s operations are listed below. These factors could cause Wesco’s actual results to differ materially from the forward-looking and other statements contained in this report and in the other periodic reports and other filings Wesco makes with the SEC, as well as in news releases, annual reports and other communications that Wesco makes from time to time.
Wesco is dependent for its investment and all other capital allocation decisions on a few key people.
      Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, chairman of the board of directors, president and CEO of Wesco, and vice chairman of the board of directors of Berkshire Hathaway, age 82, in consultation with Warren E. Buffett, chairman of the board of directors and CEO of Berkshire Hathaway, age 75. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a materially adverse effect on the Company. However, Berkshire’s board of directors has identified three current Berkshire subsidiary managers who are capable of being CEO of Berkshire, Wesco’s parent company. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its board continually monitors this matter and could alter its current view in the future. Management of Wesco believes that the Berkshire board’s succession plan mitigates this risk.

Unless Wesco can reinvest a large amount currently invested in cash equivalents at attractive returns, future returns on shareholders’ equity will probably be less than those of the past.
      Wesco’s consolidated balance sheet reflects total assets of $2.7 billion as of yearend 2005. Of that amount, more than $1 billion has been invested in cash equivalents and fixed-maturity investments since early in 2003. Unless those funds can be attractively reinvested in acquisitions, equity securities or other long-term instruments of the type that have been responsible for the long-term growth of Wesco’s shareholders’ equity, future returns on shareholders’ equity will probably be less than those of the past. Due to the current size of Wesco and its parent, Berkshire Hathaway, Wesco’s opportunities for growing shareholders’ equity are unlikely to be as attractive as in the past.
Wesco’s Wes-FIC subsidiary is dependent upon the Berkshire Insurance Group for its management and personnel, and for opportunities to participate with the Group in reinsurance contracts representing essentially the entirety of its reinsurance business, as well as a significant portion of its insurance business to date.
      Since the incorporation of Wes-FIC in 1985, its insurance and reinsurance business, other than that conducted by its Kansas Bankers Surety subsidiary, has been limited principally to participation with members of the Berkshire Insurance Group in contracts for the reinsurance of risks of unaffiliated property and casualty insurance companies. Wes-FIC’s operations are managed by National Indemnity Company, a member of the Berkshire Insurance Group; it has no employees of its own. In the event the Berkshire Insurance Group were to cease operating Wes-FIC’s business or to significantly curtail Wes-FIC’s participation with it in reinsurance contracts, Wes-FIC would be required to look elsewhere for personnel who would conduct and manage its operations, and/or seek to continue its insurance business in a different manner, possibly by acquisition. Inasmuch as Wesco and its subsidiaries, including Wes-FIC, are also subsidiaries of Berkshire Hathaway through Berkshire Hathaway’s 80.1%-ownership of Wesco, Wesco does not foresee a time when Berkshire Hathaway would not continue operating its insurance business.
Wesco’s tolerance for risk in its insurance businesses may result in a high degree of volatility in periodic reported earnings.
      Wes-FIC participates with members of the Berkshire Insurance Group in certain reinsurance contracts in which significant risk is periodically assumed. The Berkshire Insurance Group has indicated that it continues to be willing to assume more risk than any other insurer has knowingly taken on. Although Wes-FIC’s reinsurance currently in force does not subject it to super-catastrophe risks, it has procedures in place for the immediate acceptance of participations in catastrophic excess of loss reinsurance, which could subject it to large amounts of losses from mega-catastrophes such as hurricanes or earthquakes, if offered to it by the Berkshire Insurance Group, so long as the Berkshire Insurance Group participates in such reinsurance activities to a greater degree. The tolerance for significant losses may in certain future periods result in significant losses. This policy may result in a high degree of volatility in Wesco’s periodic reported earnings.
The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in a high degree of volatility in periodic reported earnings.
      In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Wesco believes that loss reserve balances are adequate to cover losses, Wesco will not truly know whether the premiums charged for the coverages provided are sufficient until well after the balance sheet date. Wesco’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Wesco’s reserve estimates are subject to revision, so adjustments to reserve estimates can have a material effect on periodic reported earnings.

Wesco’s insurance subsidiaries’ investments are unusually concentrated.
      Compared to other insurers, Wesco’s insurance subsidiaries may keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the stock market or in the price of major investees could produce a large decrease in Wesco’s shareholders’ equity, and could precipitate recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a materially adverse effect on Wesco’s book value per share.
Each of Wesco’s operating businesses faces intense competitive pressures.
      Each of Wesco’s operating businesses faces intense competitive pressures within its respective market. While Wesco’s businesses are managed with the objective of achieving sustainable growth over the long term through developing and strengthening competitive advantages, many factors, including market changes and technology, could erode or impede those competitive advantages.
      The property and casualty insurance industry is highly competitive. Many insurers price their business more to provide immediate cash flow than profitability. Competition occurs not only with respect to price, but also to service, the ability to adapt to meet needs of customers as changes occur, reputation, and often, the need to satisfy customers’ expectations that insurers have sufficient capital strength to ensure that they will be viable when called upon to pay large losses in the future. Because of the disciplined underwriting standards of the Berkshire Insurance Group, Wes-FIC does not enter into insurance or reinsurance activities that do not provide the expectation of acceptable underwriting profitability. Thus, the volume of written premiums will continue to vary significantly from period to period.
      CORT competes not only with regional and local furniture rental businesses, but also with furniture businesses offering “lease purchase” or “rent-to-own” programs, as well as with national, regional and local furniture retailers. Competitive factors include price, furniture style and condition, lease terms, speed of delivery and overall customer service.
      Precision Steel’s annual sales volume is a small fraction of the domestic steel service industry’s. Precision Steel competes not only with other service centers, but also with mills that supply metal to the service centers. Sales competition exists in the areas of price, quality, availability, speed of delivery, and customer service. Competitive pressure has been intensified by imports, a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making products. Precision Steel’s subsidiary’s toolroom specialty business also faces strong competition, mainly based on price.
In addition to the foregoing risk factors inherent in Wesco’s operations, Wesco’s shareholders face a market liquidity risk because the daily trading volume of Wesco’s shares on the American Stock Exchange and Pacific Stock Exchange is relatively low.
      In addition to the risks facing Wesco in its business operations, investors wishing to purchase or sell shares of its capital stock face market price risks because the daily AMEX and PSE trading volume of Wesco’s shares is relatively low. An order for the purchase or sale of a large number of Wesco shares could significantly affect the price at which the order is executed.
An investment in Wesco is not an investment in Berkshire Hathaway.
      From time to time there is an erroneous report by an analyst or reporter that an investor wishing to purchase Berkshire Hathaway common stock can simply purchase shares of Wesco stock at a lower price. Berkshire Hathaway is the parent of Wesco. Wesco’s operations differ significantly from those of Berkshire Hathaway, and its shares may trade at a significantly different price relative to its intrinsic value than do those of Berkshire Hathaway. In addition to the risk factors affecting Wesco’s operations, Berkshire Hathaway has risk factors of its own. Investors wishing to invest in shares of

Berkshire Hathaway cannot do so by purchasing Wesco shares. They should carefully read Berkshire Hathaway’s published financial statements and filings with the SEC.
Special note about forward-looking statements.
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
      Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to, those reported in this section, but also to changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.
Item 1B.     Unresolved Staff Comments
      None.

Item 2.	Properties
      CORT leases 16,212 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters. It has recently exercised its 5 year renewal option and the lease will expire in 2012. Its Relocation Central operation leases 4,280 square feet of office space in a multistory office building in Santa Clara, California, which it uses as its headquarters. The lease was recently renewed for one year and expires in February 2007.
      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 32 states and the District of Columbia through 173 facilities, of which 18 were owned and the balance leased as of December 31, 2005. The leased facilities’ lease terms expire at dates ranging from 2006 to 2015. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of year end 2005 ranged in size from 2,500 to 4,000 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.
      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 425 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco at market rental rates. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2010. Adjacent to the building and garage is a parcel on which MS Property is constructing a multi-story luxury condominium building; MS Property is seeking city approval of its plans to build another multi-story luxury condominium building on a vacant parcel of land it owns in the next block.
      MS Property also owns several buildings that are leased to various small businesses in a small shopping center in Southern California.
      Wes-FIC’s place of business is the Omaha, Nebraska headquarters office of NICO.
      KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires June 30, 2007.
      Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3.	Legal Proceedings
      Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in detrimental financial impact material to its shareholders’ equity. However, see Note 10 to the accompanying consolidated financial statements for an explanation of an environmental matter involving Precision Steel and one of its subsidiaries that could materially impact consolidated net income in any given fiscal period.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Wesco’s capital stock is traded on the American Stock Exchange and the Pacific Exchange.
      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2005 and 2004, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2005			2004

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$405	$369	$0.355	$410	$324	$0.345
June 30	388	341	0.355	433	351	0.345
September 30	360	330	0.355	374	339	0.345
December 31	395	339	0.355	419	338	0.345

			$1.420			$1.380

      There were approximately 475 shareholders of record of Wesco’s capital stock as of the close of business on February 15, 2006. It is estimated that approximately 4,600 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.
      Wesco did not purchase any of its own equity securities during 2005.

Item 6.	Selected Financial Data
      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2005 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2005	2004	2003	2002	2001

Assets:
Cash and cash equivalents	$1,194,113	$1,161,163	$1,052,462	$349,812	$120,784
Investments —
Securities with fixed maturities	74,441	94,299	167,390	827,537	924,160
Marketable equity securities	884,673	759,658	754,634	626,768	667,262
Accounts receivable	53,987	46,007	60,168	67,425	43,871
Rental furniture	187,572	171,983	163,699	187,480	212,586
Goodwill of acquired businesses	266,607	266,607	266,607	266,203	264,465
Other assets	67,118	71,818	73,435	81,750	86,565

Total assets	$2,728,511	$2,571,535	$2,538,395	$2,406,975	$2,319,693

Liabilities:
Insurance losses and loss adjustment expenses —
Affiliated business	$19,697	$14,910	$67,416	$50,299	$47,000
Unaffiliated business	42,283	41,252	35,110	22,766	14,879
Unearned insurance premiums —
Affiliated business	12,301	14,118	8,646	23,115	13,594
Unaffiliated business	16,092	11,223	20,347	25,566	11,303
Deferred furniture rental income and security deposits	22,204	20,358	19,835	21,562	23,796
Accounts payable and accrued expenses	52,587	51,501	48,931	45,122	37,410
Notes payable	42,300	29,225	12,679	32,481	33,649
Income taxes payable, principally deferred	290,615	272,005	247,241	227,902	225,665

Total liabilities	$498,079	$454,592	$460,205	$448,813	$407,296

Shareholders’ equity:
Capital stock and additional paid-in capital	$33,324	$33,324	$33,324	$30,439	$30,439
Unrealized appreciation of investments, net of taxes	256,710	427,690	426,542	374,571	372,267
Retained earnings	1,940,398	1,655,929	1,618,324	1,553,152	1,509,691

Total shareholders’ equity	$2,230,432	$2,116,943	$2,078,190	$1,958,162	$1,912,397

Per capital share	$313.27	$297.33	$291.89	$275.03	$268.60

	Year Ended December 31,

	2005	2004	2003	2002	2001

Revenues:
Furniture rentals	$303,485	$275,378	$275,949	$309,341	$329,406
Sales and service revenues	141,749	139,130	130,301	127,758	114,222
Insurance premiums earned —
Affiliated business	17,032	19,371	47,818	23,768	22,865
Unaffiliated business	32,450	35,218	58,833	40,859	20,166
Dividend and interest income	56,792	36,844	44,763	70,652	70,981
Realized net investment gains	333,241	—	53,466	—	—
Other	3,541	3,372	3,187	3,299	3,439

	888,290	509,313	614,317	575,677	561,079

Costs and expenses:
Cost of products and services sold	153,402	146,783	144,725	145,677	144,712
Insurance losses and loss adjustment expenses —
Affiliated business	11,990	(2,251)	34,599	17,666	26,803
Unaffiliated business	9,482	22,209	27,703	21,157	6,774
Insurance underwriting expenses —
Affiliated business	6,611	6,646	9,490	8,703	7,894
Unaffiliated business	6,832	5,458	10,705	11,210	5,211
Selling, general and administrative	262,594	261,434	278,090	288,353	276,712
Interest expense	1,575	799	749	1,994	4,169
Goodwill amortization	—	—	—	—	7,476

	452,486	441,078	506,061	494,760	479,751

Income before income taxes and minority interest	435,804	68,235	108,256	80,917	81,328
Income taxes	141,225	20,808	34,852	28,199	28,792
Minority interest in net loss of subsidiary	—	—	(1,307)	—	—

Net income	$294,579	$47,427	$74,711	$52,718	$52,536

Amounts per capital share:
Net income	$41.37	$6.66	$10.49	$7.40	$7.38
Cash dividends	1.42	1.38	1.34	1.30	1.26

The reinsurance activities of Wesco’s insurance segment are managed by Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary and represent participations in contracts in which NICO and other members of the Berkshire Insurance Group also participate. Financial information associated with these participations is identified in Wesco’s consolidated financial statements, as well as in Item 6, Selected Financial Data, as affiliated business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

OVERVIEW
      The principal goal of Wesco’s management is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions. Nor do fluctuations in annual net income. To accomplish desired growth, a high priority is placed on the purchases of companies having excellent economic characteristics, run by outstanding managers. Management strives also to invest in common stocks of outstanding publicly traded companies at prices deemed reasonable. In the event that such investments are not available, as has often been the case in recent years, capital is preserved through investments principally in high-quality cash equivalents and securities of the U.S. Government and its agencies.
      Wesco’s operating businesses are managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Wesco’s management in the day-to-day business activities of the operating businesses. Wesco’s chairman, president and chief executive officer, Charles T. Munger, is also vice chairman of Berkshire, and consults with Warren E. Buffett, chairman and chief executive officer of Berkshire, with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of Wesco’s operating units, subject to ultimate approval of Wesco’s Board of Directors.
      The operations of Wesco’s Wesco-Financial Insurance Company (“Wes-FIC”) subsidiary are managed by Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary. Wes-FIC participates principally in reinsurance contracts in which NICO and other Berkshire Hathaway insurance subsidiaries participate in the reinsurance of property and casualty risks of unaffiliated insurance companies. Terms of Wes-FIC’s participation are essentially identical to those by which the other Berkshire Hathaway insurance subsidiaries participate, except as to the percentages of participation (see Item 1, Business, for further information). Financial information relative to these participations appearing in Item 6, Selected Financial Data, and in Wesco’s consolidated financial statements, is identified as affiliated business.

Financial Condition
      Wesco continues to have a strong balance sheet at December 31, 2005, with relatively low debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past three years following sales, maturities and redemptions of fixed-maturity investments, the proceeds from which have not yet been reinvested for the long term.
      Wesco’s equity investments are in strong, well-known companies. The practice of concentrating in a few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire Hathaway, who consult with respect to Wesco’s investments and major capital allocations.

Results of Operations
      Wesco’s consolidated net income for 2005 included realized investment gains of $333.2 million ($216.6 million, after income taxes) resulting principally from the exchange of common shares of the Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with PG’s acquisition of Gillette in the fourth quarter of 2005. Realized investment gains or losses have been an element of Wesco’s net income for a number of years. The varying effect upon Wesco’s pre-tax and net income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco’s consolidated investment portfolio at each balance sheet date.
      Wesco’s 2005 after-tax income, excluding realized investment gains, increased by $30.5 million for the year, due mainly to improved operating results of the furniture rental business and increased investment income earned by the insurance businesses, partially offset by decreased net underwriting gains.
FINANCIAL CONDITION
      Wesco’s shareholders’ equity at December 31, 2005 was $2.23 billion ($313.27 per share), up $113 million from the $2.12 billion ($297.33 per share) at December 31, 2004. Wesco’s consolidated balance sheet reflects investments carried at fair values, with unrealized appreciation, net of deemed applicable income taxes, included as a component of shareholders’ equity. Upon completion of PG’s acquisition of Gillette on October 1, 2005, the after-tax gain of $216.1 million, which had been included in the unrealized gain component at September 30, 2005, was reclassified to retained earnings, another component of Wesco’s shareholders’ equity. Principally as a result, unrealized appreciation declined from 20.2% of Wesco’s shareholders’ equity at December 31, 2004, to 11.5% at December 31, 2005. These changes have no significant economic effect.
      Wesco’s consolidated borrowings totaled $42.3 million at December 31, 2005 versus $29.2 million at December 31, 2004. Of these amounts, $42.1 million and $29.0 million related to a $100 million revolving line of credit used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $145.2 million of operating lease and other contractual obligations at December 31, 2005, up from $130.2 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)
      Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2005 totaled $62.0 million versus $56.2 million at December 31, 2004. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.
RESULTS OF OPERATIONS
      Wesco’s reportable business segments are organized in a manner that reflects how Wesco’s top management views those business activities. Wesco’s management views insurance businesses as possessing two distinct operations — underwriting and investing, and believes that “underwriting gain or loss” is an important measure of their financial performance. Underwriting gain or loss represents the simple arithmetic difference between the following line items appearing on the consolidated statement of income: (1) insurance premiums earned, less (2) insurance losses and loss adjustment expenses, and insurance underwriting expenses. Management’s goal is to generate underwriting gains over the long term. Underwriting results are evaluated without allocation of investment income.
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

	Year Ended December 31,

	2005	2004	2003

Insurance segment:
Underwriting	$11,798	$14,618	$15,711
Investment income	39,068	26,302	30,925
Furniture rental segment	20,676	5,022	(6,257)
Industrial segment	1,198	1,094	(860)
Nonsegment items other than investment gains	5,233	391	439
Realized investment gains	216,606	—	34,753

Consolidated net income	$294,579	$47,427	$74,711

      In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed.

Insurance Segment
      Wesco engages in both primary insurance and reinsurance of property and casualty risks through Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire Hathaway”), Wesco’s ultimate parent company. In reinsurance activities, defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities are assumed. In primary insurance activities, defined portions of the risks of loss from persons or organizations that are directly subject to the risks are assumed. For purposes of the following discussion, the results have been disaggregated between reinsurance and primary insurance activities. Following is a summary of the insurance segment’s underwriting activities. (Amounts are in thousands.)

	Year Ended December 31,

	2005	2004	2003

Insurance premiums written —
Reinsurance	$29,054	$24,313	$67,112
Primary	21,199	20,729	19,850

Total	$50,253	$45,042	$86,962

Insurance premiums earned —
Reinsurance	$28,338	$34,217	$86,456
Primary	21,144	20,372	20,195

Total	49,482	54,589	106,651
Insurance losses, loss adjustment expenses and underwriting expenses	34,916	32,099	82,480
Underwriting gain, before income taxes —
Reinsurance	6,857	17,146	17,166
Primary	7,709	5,344	7,005

Total	14,566	22,490	24,171
Income taxes	2,768	7,872	8,460

Underwriting gain	$11,798	$14,618	$15,711

      Under the aviation-related contracts, written premiums for 2005, 2004 and 2003 totaled $29.1 million, $26.6 million and $36.7 million and earned premiums were $28.3 million, $28.0 million and $44.5 million. Of the increases of 9.0% in aviation-related written premiums and 0.5% in earned premiums for 2005, slightly higher volume and improved pricing were responsible for about half; the entry into the workers’ compensation pool in 2005 accounted for the remainder. The decreases of 27.2% in written and 37.0% in earned aviation-related premiums for 2004 were attributable mainly to increased competition. Prices in certain aviation markets declined, resulting in fewer opportunities to write business at prices considered acceptable. Reinsurance activities have fluctuated from year to year. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates.
      Until late 2004, Wes-FIC participated in a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer under a contract entered into in 2000. That contract was commuted in the fourth quarter of 2004, at which time Wes-FIC paid the ceding company $43.1 million, representing all unearned premiums, reduced by unamortized costs and expenses. After the commutation, Wes-FIC’s obligation to indemnify with respect to any further insurance losses under the contract ceased. Under the contract, there was a net reduction in written premiums of $2.3 million for 2004, compared with written premiums of $30.4 million for 2003; earned premiums were $6.2 million and $42.0 million, respectively. Volume of premiums written and earned under that contract in 2004 before its commutation were significantly lower than in 2003 due principally to the imposition of tighter underwriting standards with respect to business written.
      Written primary insurance increased $0.5 million (2.3%) for 2005 and $0.9 million (4.4%) for 2004. These increases were principally due to growth in volume of bank deposit guarantee bonds; this product currently accounts for approximately 45% of Wes-FIC’s primary insurance business.
      Earned premiums from primary insurance increased $0.8 million (3.8%) for 2005 and $0.2 million (0.8%) for 2004 due mainly to the increase in written premiums for deposit guarantee bonds. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premium from year to year.
      Liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts are recorded based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. Depending on the type of loss being estimated, the timing and amount of loss payments are subject to a great degree of variability and are contingent, among other factors, upon the timing of the claim reporting by cedants and insureds, and the determination and payment of the ultimate loss amounts through the loss adjustment process. Significant judgments and assumptions are necessary in projecting the ultimate amounts payable in the future with respect to loss events that have occurred.
      Claims that have occurred as of the balance sheet date have not all been reported, and if reported may not have been settled. The time between the occurrence date and payment date of a loss is referred to as the “claim tail.” Property claims usually have fairly short claim tails, and, absent litigation, are reported and settled within no more than a few years after occurrence. Casualty losses usually have very long claim tails. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment, which contributes to extended claim tails. Claim tails for reinsurers may be further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices. The loss and loss expense reserves reflected on the consolidated balance sheet include provision for those claims that have been reported (referred to as “case reserves”) and for those claims that have not been reported, referred to as incurred-but-not-reported (“IBNR”) reserves. Actual ultimate loss amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates, referred to as “loss development,” are recorded as a component of losses incurred in the period of change. Wes-FIC and KBS do not use consultants to assist in reserving activities.

Reinsurance — Wes-FIC’s property and casualty loss reserves derive from individual risk, multi-line and catastrophe reinsurance policies. Reserve amounts are based upon loss estimates reported by ceding companies, whose reserving techniques vary. Wes-FIC necessarily relies in part on the judgment of ceding companies’ management, to which Wes-FIC management may add additional IBNR reserves, which are primarily a function of reported losses from ceding companies and anticipated loss ratios established on an individual contract basis based on Wes-FIC management’s judgment as to the likely impact on each contract of major events as they become known or the history of loss reserving by the ceding companies. Ceding companies report minimal detail to their reinsurers, such as data about most individual claims, case and IBNR reserves, dismissals and settlements. Ranges of reserve amounts as a result of changes in underlying assumptions are not prepared.

Primary insurance — Property and casualty loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS. Reserve amounts are estimated by its management on a case-by-case basis, and estimates of IBNR reserves, which amounted to $7.1 million at yearend 2005, 2004 and 2003, are based on management’s judgment of the impact of current trends and other factors. Because of the low volume of losses reported annually, KBS management is intimately familiar with each, negating the need for extended actuarial studies and broad estimates of the nature typically performed by large primary insurers whose business volume requires such procedures for the development of their loss data. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.
      For 2005, 2004 and 2003, reinsurance generated underwriting gains of $6.9 million, $17.1 million and $17.2 million, before income taxes. The 2005 figure reflects estimated losses of $0.7 million related to Hurricane Katrina, which struck the Gulf Coast of the United States in the third quarter. Included in the 2004 figure was a pre-tax underwriting gain of $11.0 million (including $10.7 million in the fourth quarter) associated with the aforementioned commuted contract as well as an estimated loss of $0.5 million relating to hurricanes that struck the Southeastern United States that year. The underwriting gain for 2003 is net of a pre-tax underwriting loss of $1.7 million associated with the commuted contract. Excluding underwriting results attributable to the commuted contract, pre-tax underwriting gains from reinsurance amounted to $6.9 million, $6.2 million and $18.8 million for 2005, 2004 and 2003. These figures include favorable (unfavorable) reserve development of $0.7 million for 2005, attributable to the aviation-related contracts; $0.6 million for 2004, consisting of favorable development of $2.6 million relating to a contract whose coverage period expired in 1989, less $2.0 million of unfavorable aviation-related development; and ($1.4 million) for 2003, representing $4.4 million of unfavorable development under the aviation-related contracts, partially offset by $3.0 million of favorable development relating principally to the contract whose coverage period expired in 1989.
      Management believes that “underwriting gain or loss” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses, loss adjustment expenses and underwriting expenses, divided by premiums, gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss.
      Excluding the results from the contract commuted in 2004, combined ratios from reinsurance activities were 75.9%, 77.8% and 76.2% for 2005, 2004 and 2003, which management considers to have been favorable.
      Underwriting results from primary insurance have also been favorable but have fluctuated from year to year as shown in the preceding table, due to timing and volatility of losses incurred. In 2005, pre-tax underwriting results improved by $2.4 million (30.7%), after having declined by $1.7 million (16.6%) for 2004. KBS’ combined ratios, net of unfavorable loss development of $0.6 million each for 2005 and 2004, and $1.9 million for 2003, were 58.8%, 74.9% and 65.0% for those respective years.

      Wesco’s insurers cede minimal amounts of business, and as a result underwriting results may be volatile. Instead of paying reinsurers substantial amounts to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable. In addition, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.
      The income tax provision associated with the insurance segment’s underwriting activities for 2005 benefited by $2.3 million relating to the resolution of an issue raised in an examination of prior year income tax returns by the Internal Revenue Service.
      Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. It should be noted that the commutation of the multi-line property and casualty contract in 2004 resulted in the return to the ceding company of all remaining liability relating to the terrorist activity of September 11, 2001. In spite of partial relief provided to the insurance industry by the Terrorism Risk Insurance Act, enacted in 2002 and amended by the Terrorism Risk Extension Act of 2005, Wes-FIC is exposed to insurance losses from terrorist events. Although Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted, management does not believe it likely that, on a worst-case basis, Wesco’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect.
      Other industry concerns in recent years have been exposures to losses relating to environmental contamination and asbestos. Management currently believes such exposures to be minimal.
      Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Year Ended December 31,

	2005	2004	2003

Investment income, before taxes	$55,889	$36,058	$44,118
Income taxes	16,821	9,756	13,193

Investment income, after taxes	$39,068	$26,302	$30,925

      Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Pre-tax investment income for 2005 increased $19.8 million, or 55.0%, from the corresponding 2004 figure principally due to higher interest rates earned on short-term investments in 2005. Pre-tax investment income declined $8.1 million, or 18.3% in 2004 from the corresponding 2003 figure principally because proceeds from sales, maturities and early redemptions of long-term, fixed-maturity investments during the first half of 2003 were reinvested in lower-yielding, short-term investments and cash equivalents.
      The increases in short-term interest rates in the United States since mid-2004 should result in increased earnings from such investments in 2006 periods when compared to 2005 periods. Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings. However, absent such opportunities, investment income may remain relatively low.
      Wesco’s insurance subsidiaries, as a matter of practice, maintain liquidity in amounts which exceed by wide margins expected near-term requirements for payment of claims and expenses. As a result, it would be unlikely that any unanticipated payment of claims or expenses would require the liquidation of investments at a loss. Wesco does not attempt to match long-term investment maturities to estimated durations of claim liabilities. Reference is made to the table of contractual obligations appearing elsewhere in this Item 7 for an indication of the periods in which the insurance segment’s losses and loss expenses are expected to be paid.

Furniture Rental Segment
      Following is a summary of the results of operations of CORT Business Services Corporation (“CORT”), Wesco’s furniture rental segment. (Amounts are in thousands.)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Furniture rentals	$303,485	$275,378	$275,949
Furniture sales	72,394	67,772	68,253
Apartment locator fees	8,021	10,844	15,910

	383,900	353,994	360,112

Cost of rentals, sales and fees	102,032	96,266	105,998
Selling, general and administrative expenses	250,542	249,319	265,799
Interest expense	1,575	799	749

	354,149	346,384	372,546

Income (loss) before income taxes and minority interest	29,751	7,610	(12,434)
Income taxes	9,075	2,588	(4,870)
Minority interest in net loss of subsidiary	—	—	(1,307)

Segment net income (loss)	$20,676	$5,022	$(6,257)

      Furniture rental revenues for 2005 increased $28.1 million, or 10.2%, from those of 2004, after being relatively flat from those reported for the previous year. Excluding $27.5 million, $31.7 million and $25.9 million of rental revenues from trade shows and locations not in operation throughout each year, rental revenues for 2005 increased 8.4% from those of 2004; this followed a decline of approximately 3% in the preceding year. The number of furniture leases at yearend 2005 was about 3.8% lower than at yearend 2004 after having increased about 11.3% from year end 2003. Despite the net decrease in furniture leases at the end of 2005, attributed mainly to non-renewals by customers of a competitor acquired in the latter half of 2004, the average rental revenue received per unit leased increased 5.1%. Management is cautiously optimistic about further improvements in the furniture business.
      Furniture sales revenues increased 6.8% in 2005 after decreases of 0.7% and 6.3% in 2004 and 2003 from those of each previous year. The increase is attributed principally to continued efforts to reduce inventory.
      Apartment locator fees for 2005 decreased $2.8 million, or 26%, from those reported for 2004, after decreasing $5.1 million or 32% from those for 2003. Since late in 2003, the apartment locator operations have undergone reorganization in order to reduce operating losses. Some of their walk-in facilities have been merged into the furniture rental facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in revenues has been more than offset by a reduction in related costs and expenses.
      Cost of rentals, sales and fees amounted to 26.6% of revenues for 2005 versus 27.2% for 2004 and 29.4% for 2003. The decrease in costs as a percentage of revenues is principally due to revenue growth and an improvement in revenue mix, with a larger percentage of revenue coming from furniture rental, which has a higher margin than furniture retail. Costs of generating apartment locator fees were $7.0 million in 2005, down from $9.4 million in 2004 and $15.1 million in 2003. Excluding such costs, segment costs for furniture rentals and sales were 25.3% in 2005, 25.3% in 2004 and 26.4% in 2003.

      Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $250.5 million for 2005, up 0.5% from the $249.3 million incurred for 2004, following a decrease of 6.2% from the $266.5 million incurred for 2003. Total operating expenses remained relatively stable, even with the growth of revenues, due to aggressive restructuring of the apartment locator-related expenses, employee headcount management, and substantial improvements in occupancy expenses, offset by an increase in transportation and storage costs primarily associated with the increase in the cost of fuel. Included in the operating expenses are apartment locator-related expenses of $9.0 million in 2005, an 18% reduction from the $11.0 million recorded in 2004, which declined from $16.6 million in 2003. Operating expenses as a percentage of revenues decreased to 65.7% in 2005 from 70.7% in 2004 and 74.0% in 2003.
      Furniture rental segment net income amounted to $20.7 million in 2005, versus $5.0 million in 2004 and a loss of $6.3 million in 2003. The $15.7 million improvement is principally associated with the increase in revenues and the continued focus on reducing operating expenses.
      The furniture segment’s tax provision and net income for the year ended December 31, 2005 benefited by $2.1 million relating to an adjustment of a prior year tax reserve.
      The minority interest in net loss of subsidiary of $1.3 million in 2003 relates to a period of several months during which the apartment locator operation was an 80%-owned subsidiary of CORT. (See Note 7 to the accompanying consolidated financial statements for further information.)
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

	Year Ended December 31,

	2005	2004	2003

Revenues, principally sales and services	$61,334	$60,514	$46,138

Income (loss) before income taxes	$2,056	$1,758	$(1,531)
Income taxes	858	664	(671)

Segment net income (loss)	$1,198	$1,094	$(860)

      For several years prior to 2004, the operations of the industrial segment suffered due to various factors including the following: a prolonged economic downturn, a shift of production by many manufacturers from domestic to overseas facilities, periodic shortages of product from domestic mills, and extraordinary competitive pressures. Not only was there a decline in the number of orders placed, but there was also a trend towards smaller-sized orders. The severity of the impact on the business is demonstrated by the fact that average annual segment revenues for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.
      At the beginning of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Customers wishing to avoid running out of stock accelerated their purchasing, exacerbating the tumult. As the year progressed, domestic steel mills were operating at capacity and imported steel was not readily available. These and other factors enabled the mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel reacted by passing the price increases, plus normal mark-ups, on to its customers. Thus, for the year 2004, pounds of steel products sold increased 14.5% and segment revenues increased $14.4 million (31.2%); pre-tax and net income increased $3.3 million and $2.0 million, respectively.

      Throughout 2005, supplies of product from domestic mills have become more readily available, demand has softened, competitive pressures have increased, and mills have lowered prices, although such prices remain approximately 40% higher than they were two years earlier. Segment revenues for 2005 increased $0.8 million, or 1.4%, from those of 2004, despite a year-to-year 8.6% decrease in pounds of steel sold. For 2005, pre-tax and net income increased $0.3 million and $0.1 million, respectively. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. Cost of products sold included adverse LIFO inventory accounting adjustments of $0.3 million ($0.2 million, after income taxes) for 2005 and $2.9 million ($1.8 million, after income taxes) for 2004. LIFO adjustments were insignificant for 2003. Despite these adjustments, cost of sales, which have tended to fluctuate from year to year, amounted to 83.8%, 83.5% and 83.9% of revenues for those years, reflecting mainly customers’ acceptance of price increase in view of the metal shortages. Despite improved results in 2005 and 2004, management is concerned that the steel warehouse business may revert to the difficult times that prevailed prior to 2004.
      As explained in Note 10 to the consolidated financial statements, Precision Steel and a subsidiary are involved in environmental litigation, the ultimate cost of which is difficult to estimate. The foregoing segment operating results reflect estimated costs plus legal fees for this matter for each of the past three years, less insurance reimbursements received in the two most recent years, as follows: a net benefit of $0.1 million ($0.0 million, after taxes) for 2005, net costs of $0.4 million ($0.2 million, after taxes) for 2004, and costs of $1.2 million ($0.7 million, after taxes) for 2003. Had it not been for the costs incurred in connection with the environmental matter in 2004 and 2003, pre-tax and net income reported for the industrial segment for 2005 would not have differed significantly from those of 2004; however, for 2003, the pre-tax and net losses reported by the industrial segment would have been $0.3 million and $0.2 million, respectively.
      Management anticipates that additional provisions and legal fees with respect to environmental remediation may be required in the future. However, as of December 31, 2005, it was not possible to reasonably estimate the amount, if any, of additional costs or a range of costs, that may be required in connection with the matter. Although management does not anticipate that the ultimate impact of such provisions and costs, net of future insurance recoveries, if any, will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.

Unrelated to Business Segment Operations
      Set forth below is a summary of items increasing (decreasing) Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2005	2004	2003

Realized investment gains, before income tax effect	$333,241	$—	$53,466
Income taxes	116,635	—	18,713

Realized investment gains	$216,606	$—	$34,753

Other nonsegment items —
Rental income from commercial real estate	$3,541	$3,372	$3,187
Dividend and interest income	903	786	617
Real estate and general and administrative expenses	(4,143)	(3,815)	(3,367)
Other items, net	—	(1)	29

Income before income taxes	301	342	466
Income taxes	(4,932)	(49)	27

Net income from other nonsegment activities	$5,233	$391	$439

      Management’s principal goal is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions. There is no particular strategy as to the timing of sales of investments. Investments may be sold for a variety of reasons, including (1) the belief that prospects for future appreciation of a particular investment are less attractive than the prospects for reinvestment of the after-tax proceeds from its sale, or (2) the desire to generate funds for an acquisition or repayment of debt. Investment gains may also derive from non-cash exchanges of securities for other investment securities as a result of merger activity involving the investees.
      Wesco’s consolidated earnings contained net realized investment gains of $333.2 million ($216.6 million, after taxes) in 2005 and $53.5 million ($34.8 million, after taxes) in 2003; no gains or losses were realized in 2004. Of the 2005 figure, $216.1 million, after taxes, resulted from Wesco’s non-cash exchange of common shares of The Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with the purchase of Gillette by PG in the fourth quarter. The $332.5 million excess of fair value of the shares exchanged over Wesco’s original cost basis was recorded by Wesco as a realized investment gain on October 1, the date of the transaction, as required under generally accepted accounting principles. Although the gain had a material impact on Wesco’s reported earnings for the fourth quarter of 2005, there was no effect on shareholders’ equity. Wesco carried its investment in Gillette at market value with unrealized gains reflected, net of potential income tax effect, in the net unrealized appreciation component of its shareholders’ equity, as of September 30, 2005. Federal income taxes are not currently payable as a result of the exchange.
      Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses — plus or minus income taxes related to such items. These taxes do not typically correlate well with total pre-tax income, primarily because dividend income is taxed at a very low rate. Additionally, in the fourth quarter of 2005, Wesco and its MS Property Company subsidiary reduced their liabilities for deferred income taxes by an aggregate of $4.9 million. That amount is reflected as a reduction of income tax expense of activities unrelated to business segments, shown in the preceding table, as well as an increase in after-tax income, for the fourth quarter as well as the year.
* * * *

* * * *
      Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of investment gains and losses, as well as other unusual nonoperating items such as a large acquisition. In addition, consolidated revenues, expenses and net income are subject to external conditions such as the September 11, 2001 terrorist activity, which had an immediate impact on Wes-FIC’s underwriting results, and changes in the economy, which have significantly affected CORT and Precision Steel in recent years.
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

		Payments Due

	Total	2006	2007-2008	2009-2010	Subsequently

Notes payable, including interest	$42,593	$42,393	$—	$—	$200
Operating lease obligations	107,733	26,089	40,063	23,980	17,601
Payment of insurance losses and loss adjustment expenses*	61,980	61,980	—	—	—
Purchase obligations, other than for capital expenditures	16,792	14,757	1,831	204	—
Construction of condominiums	16,564	16,564	—	—	—
Other, principally deferred compensation	4,143	115	60	—	3,968

Totals	$249,805	$161,898	$41,954	$24,184	$21,769

      *Amounts and timing of payments are significantly dependent on estimates. See Critical Accounting Policies and Practices below.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies and practices followed by Wesco are set forth in Note 1 to the accompanying consolidated financial statements.

Following are the accounting policies and practices considered by Wesco’s management to be critical to the determination of consolidated financial position and results of operations.
Use of Estimates in Preparation of Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.
Investments
      The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. In recent years, all equity and fixed-maturity investments have been classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.
Rental Furniture
      Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards or excessive in quantity, for sale. Rental furniture is carried at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.
Revenue Recognition
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
      Furniture rentals are recognized as revenue proportionately over the rental contract period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses. Revenues from product sales are recognized upon passage of title to the customer, which coincides with product shipment, delivery or acceptance, depending on the sales arrangement.
Losses and Loss Adjustment Expenses
      Liabilities for insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses includes significant estimates for these claims. Liabilities for insurance losses are determined from (1) individual case amounts, (2) reports from ceding insurers, and (3) past experience. Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts because of the inherent delays in receiving loss information from ceding companies. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change.
      Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.
Goodwill
      Goodwill of acquired businesses represents the excess of the cost of acquired entities (principally CORT) over the fair values assigned to assets acquired and liabilities assumed. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Annual impairment tests are performed in the fourth quarter of each year using a variety of methods that require that certain assumptions and estimates be made regarding economic factors and future profitability. Impairments, if any, are charged to earnings. Prior to 2002, GAAP required the amortization of goodwill.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Apart from investments, the consolidated balance sheet at December 31, 2005 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.
EQUITY PRICE RISK
      Wesco’s consolidated balance sheet at December 31, 2005 contained $885 million of marketable equity securities stated at market value, up from $760 million one year earlier. The increase was due to an increase in market values as well as the purchase of securities at cost of $51.9 million during 2005. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2005, two investments comprised 61% of the carrying value of the consolidated equity portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2005 ($652 million, combined) were common stocks of The Coca-Cola Company and The Procter and Gamble Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in the filings these companies make with the SEC, which are available to the public.

      Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above- average levels of shareholders’ equity as well as much liquidity to provide a margin of safety against short-term equity price volatility.
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
      The following table summarizes Wesco’s equity price risks as of December 31, 2005 and 2004. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2005		December 31, 2004

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$884,673	$884,673	$759,658	$759,658
Hypothetical	1,150,075	619,271	987,556	531,760
Shareholders’ equity —
As recorded	2,230,432	2,230,432	2,116,943	2,116,943
Hypothetical	2,402,943	2,057,921	2,265,076	1,968,810

      The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.
INTEREST RATE RISK
      Wesco’s consolidated balance sheet at December 31, 2005 contained $70 million of securities with fixed maturities stated at fair value, down from $94 million one year earlier. The decrease resulted principally from maturities and redemptions of such securities during the year. Proceeds received were mainly invested in U.S. Treasury Notes and investments maturing within three months (cash equivalents); as a result, cash and cash equivalents on the consolidated balance sheet increased from $1.16 billion to $1.19 billion during 2005. Consequently, market value risks with respect to interest-rate movements or otherwise as of December 31, 2005 are considered insignificant.
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

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2005 and 2004, and years ended December 31, 2005, 2004 and 2003	I	57-58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable, as there were no such changes or disagreements.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure.
      There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2005.
      Wesco’s independent registered public accounting firm has audited our assessment of internal control over financial reporting as of December 31, 2005. Their report appears immediately below.

WESCO FINANCIAL CORPORATION
Pasadena, California
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wesco Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
Omaha, Nebraska
March 2, 2006

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Director Independence, Committees and Meetings” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 11, 2006 (the “2006 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation
      The information set forth in the section “Compensation of Directors and Executive Officers” in the 2006 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Directors and Executive Officers,” “Board of Directors Interlocks and Insider Participation” and “Director Independence, Committees and Meetings” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information set forth in the section “Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
      The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:
      3a — Articles of incorporation and by-laws of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended December 31, 1999 — Commission File No. 1-4720)
      14 — Code of Ethics (may be accessed through Wesco’s website, www.wescofinancial.com.)
      21 — List of subsidiaries
      31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
      31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

      32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2005. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.
      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.
SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board and President (principal executive officer)	March 2, 2006

By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	March 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	March 2, 2006

/s/ Robert E. Denham
Robert E. Denham Director	March 2, 2006

/s/ Robert T. Flaherty
Robert T. Flaherty Director	March 2, 2006

/s/ Peter D. Kaufman
Peter D. Kaufman Director	March 2, 2006

/s/ Charles T. Munger
Charles T. Munger Director	March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California
      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Omaha, Nebraska
March 2, 2006

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$1,194,113	$1,161,163
Investments:
Securities with fixed maturities	74,441	94,299
Marketable equity securities	884,673	759,658
Accounts receivable	53,987	46,007
Rental furniture	187,572	171,983
Goodwill of acquired businesses	266,607	266,607
Other assets	67,118	71,818

	$2,728,511	$2,571,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses —
Affiliated business	$19,697	$14,910
Unaffiliated business	42,283	41,252
Unearned insurance premiums —
Affiliated business	12,301	14,118
Unaffiliated business	16,092	11,223
Deferred furniture rental income and security deposits	22,204	20,358
Accounts payable and accrued expenses	52,587	51,501
Notes payable	42,300	29,225
Income taxes payable, principally deferred	290,615	272,005

	498,079	454,592

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Unrealized appreciation of investments, net of taxes	256,710	427,690
Retained earnings	1,940,398	1,655,929

Total shareholders’ equity	2,230,432	2,116,943

	$2,728,511	$2,571,535

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Furniture rentals	$303,485	$275,378	$275,949
Sales and service revenues	141,749	139,130	130,301
Insurance premiums earned —
Affiliated business	17,032	19,371	47,818
Unaffiliated business	32,450	35,218	58,833
Dividend and interest income	56,792	36,844	44,763
Realized investment gains	333,241	—	53,466
Other	3,541	3,372	3,187

	888,290	509,313	614,317

Costs and expenses:
Cost of products and services sold	153,402	146,783	144,725
Insurance losses and loss adjustment expenses —
Affiliated business	11,990	(2,251)	34,599
Unaffiliated business	9,482	22,209	27,703
Insurance underwriting expenses —
Affiliated business	6,611	6,646	9,490
Unaffiliated business	6,832	5,458	10,705
Selling, general and administrative expenses	262,594	261,434	278,090
Interest expense	1,575	799	749

	452,486	441,078	506,061

Income before income taxes and minority interest	435,804	68,235	108,256
Income taxes	141,225	20,808	34,852
Minority interest in net loss of subsidiary	—	—	(1,307)

Net income	$294,579	$47,427	$74,711

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$41.37	$6.66	$10.49
Cash dividends	1.42	1.38	1.34

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Shareholders’ Equity
						Total
		Additional	Unrealized			Compre-
	Capital	Paid In	Appreciation	Retained		hensive
	Stock	Capital	of Investments	Earnings	Total	Income

Balance, December 31, 2002	$7,120	$23,319	$374,571	$1,553,152	$1,958,162
Net income				74,711	74,711
Increase in unrealized appreciation
of investments, net of income tax						$126,682

effect of $28,334			51,971		51,971
Increase in additional paid-in capital due to subsidiary stock transactions		2,885			2,885
Cash dividends declared and paid				(9,539)	(9,539)

Balance, December 31, 2003	7,120	26,204	426,542	1,618,324	2,078,190
Net income				47,427	47,427
Increase in unrealized appreciation
of investments, net of income tax						$48,575

effect of $714			1,148		1,148
Cash dividends declared and paid				(9,822)	(9,822)

Balance, December 31, 2004	7,120	26,204	427,690	1,655,929	2,116,943
Net income				294,579	294,579
Decrease in unrealized appreciation
of investments, net of income tax						$123,599

effect of $92,046			(170,980)		(170,980)
Cash dividends declared and paid				(10,110)	(10,110)

Balance, December 31, 2005	$7,120	$26,204	$256,710	$1,940,398	$2,230,432

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$294,579	$47,427	$74,711
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(24,955)	(25,956)	(27,511)
Realized net securities gains	(333,241)	—	(53,466)
Provision for depreciation and amortization, net	38,887	36,473	44,114
Increase (decrease) in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	4,787	(52,506)	17,117
Unaffiliated business	1,031	6,142	12,344
Increase (decrease) in unearned insurance premiums — Affiliated business	(1,817)	5,472	(14,469)
Unaffiliated business	4,869	(9,124)	(5,219)
Increase (decrease) in income taxes payable	110,656	24,050	(8,995)
Other, net	6,605	23,715	16,182

Net cash flows from operating activities	101,401	55,693	54,808

Cash flows from investing activities:
Purchases of securities with fixed maturities	(24,368)	(2,907)	(2,562)
Purchases of rental furniture	(97,297)	(76,532)	(50,960)
Purchase of equity securities	(51,886)	—	—
Proceeds from redemptions and maturities of securities with fixed maturities	29,676	72,592	314,556
Proceeds from sales of securities with fixed maturities	11,577	—	351,180
Proceeds from sales of rental furniture	72,000	67,772	68,253
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(12,704)	(9,825)
Other, net	(11,118)	(1,937)	(3,267)

Net cash flows from investing activities	(71,416)	46,284	667,375

Cash flows from financing activities:
Borrowings (repayments) under line of credit, net	13,100	16,900	(9,900)
Repayment of notes payable, net	(25)	(354)	(94)
Payment of cash dividends	(10,110)	(9,822)	(9,539)

Net cash flows from financing activities	2,965	6,724	(19,533)

Increase in cash and cash equivalents	32,950	108,701	702,650
Cash and cash equivalents — beginning of year	1,161,163	1,052,462	349,812

Cash and cash equivalents — end of year	$1,194,113	$1,161,163	$1,052,462

Supplementary disclosures:
Interest paid during year	$481	$375	$642
Income taxes paid (recovered) during year, net	34,648	(7,142)	43,847
Noncash activities — conversion of debt to equity in subsidiary	—	—	9,808
Increase in additional paid-in capital due to subsidiary stock transactions	—	—	2,885

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)

Note 1.	Significant Accounting Policies and Practices

Nature of operations, basis of consolidation, and presentation
      Wesco Financial Corporation (“Wesco”) is, indirectly, an 80.1%-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Wesco is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. Its principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 12. Intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.
      The operations of Wes-FIC are managed by Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary. Historically, a significant part of Wes-FIC’s insurance business has derived from contracts with NICO and other wholly owned insurance subsidiaries of Berkshire. To simplify discussion, the term “Berkshire Insurance Group,” as used herein, refers to those companies, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries that are 80.1%-owned through Berkshire’s ownership of Wesco. Terms of Wes-FIC’s participation in the insurance contracts are essentially identical to those by which the other Berkshire Insurance Group members participate except as to the relative percentages of their participation in the various contracts. Financial data appearing in the accompanying consolidated financial statements relative to business with the Berkshire Insurance Group is designated as affiliated business.

Accounting pronouncements not yet in effect
      Wesco’s management does not believe that any accounting pronouncements issued to date by the Financial Accounting Standards Board or other applicable authorities and required to be adopted after yearend 2005 are likely to have a material effect on shareholders’ equity.

Use of estimates in preparation of financial statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.

Cash equivalents
      Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, and in other investments with a maturity of three months or less when purchased.

Investments
      The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. In recent years, all equity and fixed-maturity investments have been classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.
      Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value, when applicable.

Accounts receivable
      Substantially all accounts receivable are due from customers located within the United States. Accounts receivable are recorded net of an allowance for doubtful accounts, based on a review of specifically identified accounts in addition to an overall collectibility analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Rental furniture
      Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. Rental furniture is carried at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

Goodwill of acquired businesses
      Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to assets acquired and liabilities assumed. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Annual impairment tests are performed in the fourth quarter of each year using a variety of methods that require that certain assumptions and estimates be made regarding economic factors and future profitability. Impairments, if any, are charged to earnings.

Inventories
      Inventories of $6,376 and $7,008, included in other assets on the accompanying consolidated balance sheet at December 31, 2005 and 2004, are stated at lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate difference in value between LIFO cost and cost determined under FIFO methods was $8,025 and $7,605 as of December 31, 2005 and December 31, 2004, respectively. LIFO inventory accounting adjustments decreased income before income taxes by $347 and $2,918 ($208 and $1,755, after income taxes) for 2005 and 2004, respectively; for 2003, LIFO inventory accounting adjustments increased pretax income by $19 ($12, after income taxes).
Dollar amounts in thousands except for amounts per share

Revenue recognition
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
      Furniture rentals are recognized as revenue proportionately over the rental contact period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Costs related to furniture rentals comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance, and inventory losses. Revenues from product sales are recognized upon passage of title to the customer, which coincides with customer pickup, product shipment, delivery or acceptance, depending on the sales arrangement.

Losses and loss adjustment expenses
      Liabilities for insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. As of that date, some incurred claims have not yet been reported (and some of these may not be reported for many years); the liability for unpaid losses includes significant estimates for these claims. Liabilities for insurance losses are determined from (1) individual case amounts, (2) reports from ceding insurers, and (3) past experience. Considerable judgment is required to evaluate claims and estimate claim liabilities in connection with reinsurance contracts because of the inherent delays in receiving loss information from ceding companies. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates are recorded as a component of losses incurred in the period of change.
      Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts.

Income taxes payable
      Income taxes are accounted for using the liability method. Under this method, temporary differences between financial statement and tax return bases of assets and liabilities at each balance sheet date are multiplied by the tax rates in effect at that date, with the results reported on the balance sheet as net deferred tax liability. The effect of a change in tax rate on such deferred items is required, under GAAP, to be reflected when enacted in the consolidated statement of income even though the original charge or credit for income taxes has been charged or credited to shareholders’ equity, as in the case of unrealized appreciation of investments. As the temporary differences reverse in future periods, the taxes become currently payable or recoverable.
Dollar amounts in thousands except for amounts per share

Note 2.	Investments
      Following is a summary of investments in securities with fixed maturities:

	December 31, 2005		December 31, 2004

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$45,569	$47,174	$76,212	$80,531
Other, principally U.S. government obligations	27,272	27,267	12,812	13,768

	$72,841	$74,441	$89,024	$94,299

      At yearend 2005 and 2004, the estimated fair values of securities with fixed maturities contained unrealized gains of $1,606 and $5,306. Unrealized losses at yearend 2005 and 2004 totaled $6 and $31.
      Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2005, by contractual maturity dates.

		Estimated Fair
	Amortized	(Carrying)
	Cost	Value

Due in 2006	$23,510	$23,506
Due in 2007	3,762	3,761

	27,272	27,267
Mortgage-backed securities	45,569	47,174

	$72,841	$74,441

      Following is a summary of investments in marketable equity securities (all common stocks):

	December 31, 2005		December 31, 2004

		Fair		Fair
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Procter & Gamble Company	$424,367	$414,103	$—	$—
The Coca-Cola Company	40,761	290,458	40,761	300,041
The Gillette Company	—	—	40,000	286,592
American Express Company	18,108	99,992	20,687	109,533
Wells Fargo & Company	6,333	64,187	6,333	63,492
Ameriprise Financial Inc*	2,579	15,933	—	—

	$492,148	$884,673	$107,781	$759,658

*	Spun off by American Express Company in 2005.
      On October 1, 2005, The Procter & Gamble Company (“PG”) acquired 100% of The Gillette Company (“Gillette”) by issuing 0.975 shares of its common stock for each outstanding share of Gillette common stock. Wesco realized a non-cash pre-tax investment gain of $332,480 upon the exchange of Gillette shares for PG shares. The cost of PG shares in the table above includes the fair value of the Gillette shares exchanged for PG shares.
      Total unrealized losses of equity securities at December 31, 2005 were $10,264, all of which related to securities in an unrealized loss position for less than twelve months.
Dollar amounts in thousands except for amounts per share

      Investment gains are summarized below.

	December 31,	December 31,
	2005	2004

Realized investment gains	$333,255	$—
Realized investment losses	(14)	—

	$333,241	$—

      Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Note 3.	Accounts Receivable
      Accounts receivable are comprised of the following.

	December, 31	December 31,
	2005	2004

Trade accounts receivable	$56,372	$49,277
Allowance for uncollectible accounts	(2,385)	(3,270)

	$53,987	$46,007

Note 4.	Rental Furniture
      Following is a breakdown of rental furniture:

	December 31,	December 31,
	2005	2004

Cost of rental furniture	$275,135	$260,109
Less accumulated depreciation	(87,563)	(88,126)

	$187,572	$171,983

Note 5.	Goodwill
      At yearend 2005, the balance of goodwill carried as an asset on Wesco’s consolidated balance sheet was $266,607, of which $239,616 related to Wesco’s acquisition of CORT, with the balance pertaining to the KBS acquisition. SFAS No. 142 requires that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.
      The Company performed step one of its annual goodwill impairment test in the fourth quarter of 2005 and determined that the estimated fair value of CORT and KBS exceeded their net book value at September 30, 2005. Therefore, step two was not required. Fair value is estimated using a variety of techniques and considerable judgment is required. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of future cash flows. This approach is dependent on a number of factors including projections of future earnings and discount rates. Although management believes the determination was based on reasonably conservative estimates, results of future operations are uncertain and potential revisions to the projections of future
Dollar amounts in thousands except for amounts per share

earnings or discount rates, caused by adverse changes to the underlying long-term economics of the business, could lead to an impairment of all or a portion of goodwill in future periods.

Note 6.	Insurance Losses and Loss Adjustment Expenses Payable
      The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain casualty or liability claims, which are typically reported over long periods of time and subject to changing legal and litigation trends. The delay in claim reporting is exacerbated in reinsurance of liability or casualty claims as claim reporting by ceding companies is also delayed by contract terms.
      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2005	2004	2003

Gross liabilities at beginning of year	$56,162	$102,526	$73,065
Less ceded liabilities	(1,880)	(500)	(50)

Net balance at beginning of year	54,282	102,026	73,015

Incurred losses recorded during year —
For current year	21,507	25,249	57,805
For all prior years	(35)	(5,291)	4,497

Total incurred losses	21,472	19,958	62,302

Payments made during year —
For current year	7,234	6,238	15,584
For all prior years	12,682	61,464	17,707

Total payments	19,916	67,702	33,291

Net liabilities at end of year	55,838	54,282	102,026
Plus ceded liabilities	6,142	1,880	500

Gross liabilities at end of year	$61,980	$56,162	$102,526

      Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 12, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2005, reserve development of ($35) was credited to income and was attributed primarily to $683 of favorable loss development of aviation-related reinsurance, less unfavorable development of $648 relating to primary insurance.
      In 2004 the Company commuted its participation in a multi-year reinsurance contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer under a contract entered into in 2000. Payments made during 2004 for losses incurred in prior years included $37,585 resulting from commutation of the contract. As a result, the Company has no further loss exposure under the contract, including exposures related to the terrorist activity of September 11, 2001. Accordingly, no loss reserves remain on the accompanying consolidated balance sheet for this contract. The favorable development for 2004 resulted almost entirely from the commutation of that agreement.
Dollar amounts in thousands except for amounts per share

      The $4,497 of unfavorable development for 2003 primarily reflected the net effect of unfavorable development of $4,431 relating to reinsurance of aviation-related risks for the years 2000 through 2002, and $1,886 relating to primary insurance principally for the years 1994 through 1997, partially offset by favorable development of $2,593 in connection with reinsurance of a quota share agreement with a major property and casualty insurer for the years 1985 through 1989.

Note 7.	Notes Payable and Other Contractual Obligations
      Following is a summary of notes payable, at year end:

	December 31,

	2005	2004

Revolving line of credit	$42,100	$29,000
Other	200	225

	$42,300	$29,225

      The line of credit, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual rate of interest on amounts outstanding under the line of credit at yearend 2005 was 4.66% in addition to an annual commitment fee of .10% of the total credit line. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit line expires in June 2006. In addition to the $42,100 of loans outstanding, the business is contingently liable with respect to letters of credit totaling $10,451.
      Estimated fair values of the notes payable at yearend 2005 and 2004 approximated carrying values of $42,300 and $29,225.
      In addition to recorded liabilities, Wesco at yearend 2005 had operating lease obligations aggregating $107,733 (payable in 2006, $26,089; in 2007, $21,736; in 2008, $18,327; in 2009, $13,645; in 2010, $10,335; and thereafter, $17,601) and other contractual obligations aggregating $37,499. Rent expense amounted to $28,503, $29,800 and $31,886 for 2005, 2004 and 2003.
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
Dollar amounts in thousands except for amounts per share

Note 8.	Income Taxes
      Following is a breakdown of income taxes payable at 2005 and 2004 yearends:

	December 31,

	2005	2004

Deferred tax liabilities, relating to —
Appreciation of investments	$139,048	$229,462
Cost basis differences in investments	116,368	—
Other items	47,679	56,677

	303,095	286,139
Deferred tax assets	(27,232)	(27,041)

Net deferred tax liabilities	275,863	259,098
Taxes currently payable	14,752	12,907

Income taxes payable	$290,615	$272,005

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2005	2004	2003

Federal	$141,406	$19,894	$37,362
State	(181)	914	(2,510)

Provision for income taxes	$141,225	$20,808	$34,852

Current	$38,816	$16,984	$39,965
Deferred	102,409	3,824	(5,113)

Provision for income taxes	$141,225	$20,808	$34,852

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(0.9)	(3.3)	(2.9)
State income taxes, less federal tax benefit	(0.1)	(0.9)	(1.7)
Other differences, net	(1.6)	(0.3)	1.8

Effective income tax provision rate	32.4%	30.5%	32.2%

      Wesco and its subsidiaries join in the filing of consolidated Federal income tax returns of Berkshire Hathaway Inc. The consolidated Federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. Consolidated Federal income tax returns have been examined by and settled with the Internal Revenue Service through 1998.
Dollar amounts in thousands except for amounts per share

Note 9.	Consolidated Statement of Cash Flows
      CORT’s furniture rental business encompasses the rental of furniture and the sale of previously rented furniture. Inasmuch as the average useful life of rental furniture approximates three years, after which it is sold, rental furniture is considered a “productive asset” rather than “inventory.” Accordingly, as required by Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” purchases of rental furniture are included in investing activities on the accompanying consolidated statement of cash flows. Furniture sales result not only in the recognition of revenues, but also in the recognition of the cost of sales equal to the net book value of the furniture sold, in the period in which the sale occurs, essentially akin to the relief from inventory of the cost of the goods sold in a retail business. In previous years, proceeds from the sales of rental furniture, less gross profit included in net income, were included in operating activities on the consolidated statement of cash flows.
      In consideration of issues raised by the staff of the Securities and Exchange Commission, the Company has determined that it is appropriate that the purchases and sales of furniture be disclosed consistently within the consolidated statement of cash flows. Accordingly, proceeds from sales of rental furniture are now included in cash flows from investing activities. Figures appearing in the accompanying consolidated statement of cash flows for the years ended December 31, 2004 and 2003 have been reclassified to conform with 2005 presentation.
      The following table shows the effects of these reclassifications on data presented for prior years.

	Year Ended December 31,

	2004	2003

Net cash flows from operating activities as previously reported	$123,465	$123,061
Reclassification	(67,772)	(68,253)

Revised net cash flows from operating activities	$55,693	$54,808

Net cash flows from investing activities as previously reported	$(21,488)	$599,122
Reclassification	67,772	68,253

Revised net cash flows from investing activities	$46,284	$667,375

Note 10.	Environmental Matters and Litigation
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
      In 2003, PBP recorded a provision of $1,044 ($628 after income tax benefit), representing a preliminary estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. PBP increased that estimate by $139 ($84 after income tax benefit) in 2004, and by an additional $110 ($66, after taxes) in 2005. So far, several of PBP’s and Precision Steel’s insurers have agreed to undertake the cost of their defense and to indemnify them within the policy limits in connection with certain of the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP recovered $285 ($171, after taxes) in 2004, and $237 ($142 after taxes) in 2005, from its insurers. Additional recoveries are expected, but in amounts that management is unable to estimate. Accord-
Dollar amounts in thousands except for amounts per share

ingly, future recoveries, if any, are not reflected in the accompanying condensed consolidated financial statements.
      Management anticipates that additional provisions with respect to such remediation and other legal matters may be required in the future. However, as of December 31, 2005, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses, that may be required in connection with the matter, or any related benefit from insurance indemnification. Although management does not anticipate that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.

Note 11.	Quarterly Financial Information
      Unaudited quarterly consolidated financial information for 2005 and 2004 follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Total For Year

2005
Revenues	$133,550	$139,033	$143,700	$472,007	$888,290

Net income	$18,427	$19,180	$17,866	$239,106	$294,579
Per capital share	2.59	2.69	2.51	33.58	41.37

2004
Revenues	$128,243	$128,311	$126,490	$126,269	$509,313

Net income	$12,198	$10,561	$9,044	$15,624	$47,427
Per capital share	1.71	1.49	1.27	2.19	6.66

Realized net investment gains —
2005
Before taxes* (included in revenues)	$—	$774	$—	$332,467	$333,241
After taxes* (included in net income)	—	503	—	216,103	216,606

2004
None

* See Note 2.

Note 12.	Business Segment Data
      Wesco’s reportable business segments are organized in a manner that reflects how management views those business activities. The financial information that follows shows data of reportable segments reconciled as needed to amounts reflected in the Consolidated Financial Statements.
      The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. For the past three years its reinsurance business has consisted of participation with the Berkshire Insurance Group in several pools of aviation-related risks, and, in 2004 and 2003, in the reinsurance of a portion of the risks of a large, unaffiliated property and casualty insurer, in a contract entered into in 2000 and commuted (terminated) in the fourth quarter of 2004. The figures relating to these reinsurance transactions, as well as to liabilities and reserve development in connection with these and other transactions with the
Dollar amounts in thousands except for amounts per share

Berkshire Insurance Group, are shown on the accompanying consolidated financial statements as affiliated business.
      Wes-FIC has also participated through the Berkshire Insurance Group in several contracts for super-catastrophe reinsurance covering hurricane risks in Florida and catastrophic excess-of-loss risks of a major international reinsurer, in prior years. Because Wesco’s board of directors desires that Wesco participate in insurance and reinsurance activities in which the Berkshire Insurance Group also participates, it has approved Wes-FIC’s automatic acceptance of retrocessions of super-catastrophe reinsurance provided that the following guidelines are met: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth.
      KBS provides specialized insurance coverage mainly to small and medium-sized banks in the midwestern United States. In addition to generating insurance premiums, Wesco’s insurance segment derives dividend and interest income from the investment of float (premiums received before payment of related claims and expenses) as well as earnings retained and reinvested.
      Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $219,270 as ordinary dividends during 2006.
      Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,193,000 at December 31, 2005 and $2,078,000 at December 31, 2004. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.
      The furniture rental segment includes the operating accounts of CORT. CORT is a national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.
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
      Wesco’s consolidated realized net securities gains, most of which have resulted from sales of investments held by its insurance subsidiaries, and goodwill of acquired businesses, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate, together with related revenues
Dollar amounts in thousands except for amounts per share

and expenses, (3) residential real estate development, and (4) the assets, revenues and expenses of the parent company.

	2005	2004	2003

Insurance segment:
Premiums earned	$49,482	$54,589	$106,651
Dividend and interest income	55,889	36,058	44,118
Income taxes	19,590	17,605	21,653
Net income	50,866	40,920	46,636
Depreciation and amortization other than of discounts and premiums of investments	61	53	27
Advertising expense	89	76	65
Capital expenditures	45	76	4
Assets at yearend	2,142,033	2,004,417	1,985,846

Furniture rental segment:
Revenues	$383,900	$353,994	$360,112
Income taxes	9,075	2,588	(4,870)
Net income (loss)	20,676	5,022	(6,257)
Depreciation and amortization other than of discounts and premiums of investments	37,912	35,643	41,472
Advertising expense	13,177	18,245	19,712
Interest expense	1,575	799	749
Capital expenditures	3,972	4,091	3,209
Assets at yearend	255,767	245,777	235,455

Industrial segment:
Sales, service and other revenues	$61,334	$60,514	$46,138
Income taxes	858	664	(671)
Net income (loss)	1,198	1,094	(860)
Depreciation and amortization	448	426	505
Advertising expense	249	188	198
Capital expenditures	409	314	106
Assets at yearend	16,394	16,949	16,826

Goodwill of acquired businesses (included in assets)	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$333,241	$—	$53,466
After taxes (included in net income)	216,606	—	34,753

Other items unrelated to business segments:
Dividend and interest income	$903	$786	$617
Other revenues	3,541	3,372	3,215
Income taxes	(4,933)	(49)	27
Net income	5,233	391	439
Depreciation and amortization	466	350	354
Capital expenditures	606	288	366
Assets at yearend	47,710	37,785	33,661

Consolidated revenues (total of those set forth above)	$888,290	$509,313	$614,317

Consolidated assets (total of those set forth above)	$2,728,511	$2,571,535	$2,538,395

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT
BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2005	2004

Assets:
Cash and cash equivalents	$28	$25
Income taxes recoverable	541	—-
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,369,891	2,246,775

	$2,370,460	$2,246,800

Liabilities and shareholders’ equity:
Advances from subsidiaries	$139,987	$127,223
Income taxes payable	—	42
Other liabilities	41	2,592

Total liabilities	140,028	129,857
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,230,432	2,116,943

	$2,370,460	$2,246,800

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,

	2005	2004	2003

Revenues	$—	$—	$—

Expenses:
Intercompany interest	3,779	1,953	1,487
General and administrative	1,015	862	706

	4,794	2,815	2,193

Loss before items shown below	(4,794)	(2,815)	(2,193)
Income taxes	(5,277)	(985)	(767)
Equity in undistributed earnings of subsidiaries	294,096	49,257	76,137

Net income	$294,579	$47,427	$74,711

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (Continued)
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$294,579	$47,427	$74,711
Adjustments to reconcile net income with cash flows from operating activities —
Increase (decrease) in income taxes payable currently	(583)	(226)	342
Equity in undistributed earnings of subsidiaries	(294,096)	(49,257)	(76,137)
Other, net	(2,551)	73	2

Net cash flows from operating activities	(2,651)	(1,983)	(1,082)

Cash flows from financing activities:
Advances from subsidiaries, net	12,764	11,803	10,628
Payment of cash dividends	(10,110)	(9,822)	(9,539)

Net cash flows from financing activities	2,654	1,981	1,089

Increase (decrease) in cash and cash equivalents	3	(2)	7
Cash and cash equivalents — beginning of year	25	27	20

Cash and cash equivalents — end of year	$28	$25	$27

See notes to consolidated financial statements.