Form 10-Q
period 2006-03-31
WESCO FINANCIAL CORP
filed 2006-05-08
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2006 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                 Accelerated Filer ☒                  Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 2, 2006

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).

	Condensed consolidated balance sheet — March 31, 2006 and December 31, 2005	4

	Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2006 and March 31, 2005	5

	Condensed consolidated statement of cash flows — three-month periods ended March 31, 2006 and March 31, 2005	6

	Notes to condensed consolidated financial statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2005, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2006.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 6.  Exhibits

31(a)	—	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (chief executive officer)

31(b)	—	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (chief financial officer)

32(a)	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32(b)	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,203,547	$1,194,113
Investments:
Securities with fixed maturities	71,226	74,441
Marketable equity securities	918,044	884,673
Rental furniture	189,521	187,572
Goodwill of acquired businesses	266,607	266,607
Other assets	136,312	121,105

	$2,785,257	$2,728,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses –
Affiliated business	$20,468	$19,697
Unaffiliated business	46,996	42,283
Unearned insurance premiums –
Affiliated business	11,735	12,301
Unaffiliated business	21,695	16,092
Deferred furniture rental income and security deposits	24,026	22,204
Notes payable	41,800	42,300
Income taxes payable, principally deferred	307,911	290,615
Other liabilities	50,228	52,587

	524,859	498,079

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	265,860	256,710
Retained earnings	1,961,214	1,940,398

Total shareholders’ equity	2,260,398	2,230,432

	$2,785,257	$2,728,511

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues:
Furniture rentals	$80,038	$73,074
Sales and service revenues	36,265	35,611
Insurance premiums earned –
Affiliated business	6,511	7,037
Unaffiliated business	8,698	5,032
Dividend and interest income	21,099	11,949
Other	939	847

	153,550	133,550

Costs and expenses:
Cost of products and services sold	39,631	37,572
Insurance losses and loss adjustment expenses –
Affiliated business	2,018	3,631
Unaffiliated business	6,429	459
Insurance underwriting expenses –
Affiliated business	1,339	1,200
Unaffiliated business	2,620	1,445
Selling, general and administrative expenses	65,285	64,990
Interest expense	587	217

	117,909	109,514

Income before income taxes	35,641	24,036
Income taxes	12,226	5,609

Net income	23,415	18,427

Retained earnings — beginning of period	1,940,398	1,655,929
Cash dividends declared and paid	(2,599)	(2,528)

Retained earnings — end of period	$1,961,214	$1,671,828

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.29	$2.59

Cash dividends	$.365	$.355

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities, net	$35,393	$19,664

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	6,147	12,771
Purchases of equity securities	(18,856)	—
Purchases of securities with fixed maturities	(3,351)	—
Purchases of rental furniture	(23,005)	(23,450)
Sales of rental furniture	18,580	17,956
Other, net	(2,375)	(2,422)

Net cash flows from investing activities	(22,860)	4,855

Cash flows from financing activities:
Net decrease in notes payable, principally line of credit	(500)	(4,025)
Payment of cash dividends	(2,599)	(2,528)

Net cash flows from financing activities	(3,099)	(6,553)

Increase in cash and cash equivalents	9,434	17,966

Cash and cash equivalents — beginning of period	1,194,113	1,161,163

Cash and cash equivalents — end of period	$1,203,547	$1,179,129

Supplementary information:
Interest paid during period	$526	$166
Income taxes paid (recovered), net, during period	(20)	8,988

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
     Note 1.
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
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 46 through 57 of its 2005 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 46 through 48.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2006 are likely to have a material effect on reported shareholders’ equity.
Note 2.
     Following is a summary of securities with fixed maturities:

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$66,261	$67,477	$45,569	$47,174
Other, principally U.S. government obligations	3,772	3,749	27,272	27,267

	$70,033	$71,226	$72,841	$74,441

     At March 31, 2006, the estimated fair values of securities with fixed maturities contained unrealized losses of $27, compared with $6 of unrealized losses at December 31, 2005.
     Following is a summary of marketable equity securities (all common stocks):

	March 31, 2006		December 31, 2005
		Fair		Fair
	Cost	Value	Cost	Value
The Procter & Gamble Company	$424,367	$412,314	$424,367	$414,103
The Coca-Cola Company	40,761	301,698	40,761	290,458
American Express Company	18,108	102,110	18,108	99,992
Wells Fargo & Company	25,189	84,411	6,333	64,187
Ameriprise Financial Inc	2,579	17,511	2,579	15,933

	$511,004	$918,044	$492,148	$884,673

     Total unrealized losses of equity securities were $12,053 at March 31, 2006, versus $10,264 at December 31, 2005, all of which related to securities in an unrealized loss position for less than twelve months.
Note 3.
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net income	$23,415	$18,427
Increase in unrealized appreciation of investments, net of income tax effect of $4,944 and $8,191	9,150	15,269

Comprehensive income	$32,565	$33,696

Note 4.
     Effective as of yearend 2005, proceeds from the sales of rental furniture are now classified on the consolidated statement of cash flows in the category of investing activities, consistent with the classification of cash used for the purchases of rental furniture. In prior periods, proceeds from sales of rental furniture had been included in operating cash flows in Wesco’s consolidated statements of cash flows. Reference is made to the Note 9 to Wesco’s consolidated financial statements appearing on page 54 of its 2005 Form 10-K Annual Report for a more complete explanation of the reclassification.
     The following table shows the effects of the reclassification on data presented in the condensed consolidated statement of cash flows for the quarter ended March 31, 2005.

Net cash flows from operating activities as previously reported	$37,620
Reclassification	(17,956)

Revised net cash flows from operating activities	$19,664

Net cash flows from investing activities as previously reported	$(13,101)
Reclassification	17,956

Revised net cash flows from investing activities	$4,855

Note 5.
     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in an industrial park in Downers Grove, Illinois. PBP, along with the other businesses, has been negotiating remedial actions with various governmental entities.
     In 2003, PBP recorded a provision of $1,044 ($628, after income tax benefit), representing a preliminary
Dollar amounts in thousands, except for amounts per share

estimate of its share of costs of remediation agreed to with governmental entities and other parties to date and related expenses. PBP increased that estimate by $139 ($84, after income tax benefit) in 2004, and $110 ($66, after taxes) in the first quarter of 2005. So far, several of PBP’s and Precision Steel’s insurers have agreed to undertake the cost of their defense and to indemnify them within the policy limits in connection with certain of the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP has recovered $522 ($313, after taxes) from its insurers, including $188 ($113, after taxes) in the first quarter of 2005. Additional recoveries are expected, but in amounts that management is unable to estimate. Accordingly, future recoveries, if any, are not reflected in the accompanying condensed consolidated financial statements.
     PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois, is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. Plaintiffs seek unspecified compensatory damages. The Court has granted the plaintiffs’ motion to certify the class on liability issues, but not on damages, and discovery is ongoing. In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants released by PBP and Precision caused her to contract cancer. Plaintiff seeks unspecified compensatory and punitive damages. PBP and Precision have filed third party actions against a number of other companies who were or are located in the industrial park. Discovery relating to causation is largely completed and the matter has been assigned to a pre-trial judge for potential settlement discussions. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote pending against PBP and Precision Steel and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. This matter has been consolidated with the Bendik matter for purposes of discovery. The plaintiff seeks unspecified compensatory damages, but has preserved the ability to request punitive damages in the future. A third party defendant recently named Wesco as a cross-defendant in the Bendik and Muniz lawsuits. Wesco has not yet been served in connection with the Bendik matter. It is expected that Precision Steel’s insurers will undertake Wesco’s defense on the same basis as they have Precision Steel’s in connection with these matters.
     Management anticipates that additional provisions with respect to such remediation and related legal matters, including these lawsuits, may be required in the future, and is hopeful that the insurers will continue to provide certain defenses and reimburse certain costs previously recorded. However, as of March 31, 2006, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although management does not anticipate that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands, except for amounts per share

Note 6.
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Insurance segment:
Revenues	$36,062	$23,805
Net income	16,480	13,749
Assets at end of period	2,196,368	2,047,775

Furniture rental segment:
Revenues	$98,618	$92,826
Net income	6,051	4,266
Assets at end of period	256,477	241,848

Industrial segment:
Revenues	$17,721	$15,859
Net income	895	412
Assets at end of period	18,939	20,721

Goodwill of acquired businesses (included in assets)	$266,607	$266,607

Other items unrelated to business segments:
Revenues	$1,149	$1,060
Net income (loss)	(11)	—
Assets at end of period	46,866	36,748

Consolidated totals:
Revenues	$153,550	$133,550
Net income	23,415	18,427
Assets at end of period	2,785,257	2,613,699

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 34 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2005 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at March 31, 2006, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     After-tax earnings improved in the first quarter of 2006 from the corresponding 2005 amount mainly due to increased investment income earned by the insurance segment resulting mainly from increased interest rates on short-term investments and improved results of the furniture rental segment, partially offset by decreased underwriting income of the insurance businesses, explained below.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at March 31, 2006 was approximately $2.26 billion ($317 per share), up from $2.23 billion ($313 per share) at December 31, 2005. Shareholders’ equity included $265.9 million at March 31, 2006, and $256.7 million at December 31, 2005, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly, from $1.19 billion at December 31, 2005, to $1.20 billion at March 31, 2006.
     Wesco’s consolidated borrowings totaled $41.8 million at March 31, 2006 versus $42.3 million at December 31, 2005. The decrease in borrowings related to a revolving line of credit used in the furniture rental business. In addition to the recorded debt, Wesco’s liability for unpaid losses and loss adjustment expenses totaled $67.5 million at March 31, 2006, versus $62.0 million at December 31, 2005. In addition to this recorded debt, Wesco and its subsidiaries have operating lease and other contractual obligations which, at

March 31, 2006, were essentially unchanged from the $145.5 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2005.
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
     The condensed consolidated income statement appearing on page 5 has been prepared in accordance with generally accepted accounting principles (“GAAP”). Revenues, including realized net investment gains, if any, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Insurance segment:
Underwriting	$1,822	$5,477
Investment income	14,658	8,272
Furniture rental segment	6,051	4,266
Industrial segment	895	412
Nonsegment items	(11)	—

Consolidated net income	$23,415	$18,427

Insurance Segment
     The insurance segment is comprised of Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”), Wesco’s ultimate parent company. Following is a summary of the results of segment operations, which represent essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Insurance premiums written –
Reinsurance	$13,560	$6,504
Primary	5,748	5,927

Total	$19,308	$12,431

Insurance premiums earned –
Reinsurance	$9,842	$6,924
Primary	5,367	5,145

Total	15,209	12,069
Insurance losses, loss adjustment expenses and underwriting expenses	12,406	6,735
Underwriting gain (loss), before income taxes –
Reinsurance	(452)	2,146
Primary	3,255	3,188

Total	2,803	5,334
Income taxes	981	(143)

Underwriting gain	$1,822	$5,477

     At March 31, 2006, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 12.5%, and a workers’ compensation pool to the extent of 5%. In 2005, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 10% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire, and otherwise.
     Reinsurance premiums written in the first quarter of 2006 increased $7.1 million (108%) from those of the comparable 2005 quarter. The increase is attributed principally to growth in volume of insurance written by the underlying pools, and the 25% increase in the percentage by which Wes-FIC currently participates in the hull and liability pools.
     Earned reinsurance premiums increased $2.9 million (42%) for the first quarter of 2006 over reinsurance premiums earned for the first quarter last year. The increase is attributable principally to the 25% increase in the percentage by which Wes-FIC participates in the hull and liability aviation pools, and growth in volume of business written by the pools.
     Primary insurance premiums written and earned were relatively unchanged for the first quarters of 2006 and 2005.

     Management believes that “underwriting gain or loss,” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses and loss adjustment expenses, and underwriting expenses, divided by premiums, gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss.
     Reinsurance activities resulted in an underwriting loss of $0.5 million, before income taxes, for the first quarter of 2006, versus a pre-tax underwriting gain of $2.1 million for the first quarter of 2005. The decrease in pre-tax profitability from reinsurance underwriting was attributable to an increase in aviation-related incurred-but-not-reported losses and expenses (“IBNR”) of $4.9 million recorded in the first quarter of 2006, including $0.8 million of reserve development relating to 2005. Combined ratios from reinsurance activities amounted to 104.6% for the first quarter of 2006, versus 69.0% for the first quarter of 2005.
     It should be noted that the profitability of a reinsurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given quarterly reporting period.
     Underwriting results from primary insurance have been favorable but have fluctuated from period to period due to timing and volatility of losses incurred. Combined ratios from primary insurance were 39.3% and 38.0 % for the first quarters of 2006 and 2005.
     Wesco’s insurers cede minimal amounts of business, and as a result underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     The income tax provision associated with the insurance segment’s underwriting activities for the first quarter of 2005 benefited by $2.0 million relating to the resolution of an issue raised in an examination of prior year income tax returns by the Internal Revenue Service.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended
	March 31,	March 31,
	2006	2005
Insurance premiums written –
Investment income, before taxes	$21,005	$11,726
Income taxes	6,347	3,454

Investment income, after taxes	$14,658	$8,272

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Pre-tax investment income for the first quarter of 2006 increased $9.3 million, or 79.1%, from the corresponding 2005 figure principally due to higher interest rates earned on short-term investments in 2006.

     The increases in short-term interest rates in the United States since mid- 2004 should result in increased earnings from such investments in 2006 periods when compared to 2005 periods. Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings. However, absent such opportunities, investment income may remain relatively low.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues:
Furniture rentals	$78,704	$73,074
Furniture sales	18,580	17,956
Apartment locator fees	1,334	1,796

Total revenues	98,618	92,826

Cost of rentals, sales and fees	25,326	24,406
Selling, general and administrative expenses	62,216	61,846
Interest expense	587	217

	88,129	86,469

Income before income taxes	10,489	6,357
Income taxes	4,438	2,091

Segment net income	$6,051	$4,266

     Furniture rental revenues for the first quarter of 2006 increased $5.6 million, or 7.7%, over those of the first quarter of 2005. Excluding $9.5 million and $8.0 million of rental revenues from trade shows, rental revenues for the first quarter of 2006 increased approximately 6.4% from those of the 2005 quarter. The number of furniture leases at the end of the first quarter of 2006 was 3.7% lower than at the end of the first quarter of 2005. Despite the net decrease in furniture leases, attributed mainly to non-renewals by customers of a competitor acquired in the latter half of 2004, the average rental revenue received per unit leased increased 8.4%.
     Furniture sales revenues increased 3.5% in the first quarter of 2006 from those reported in the comparable period of 2005. The increase is attributed principally to continued efforts to reduce idle inventory.
     Apartment locator fees decreased by $0.5 million, or 25.7%, from those of the first quarter 2005, which in turn were down $1.0 million, or 35%, from those of the first quarter 2004. Since late 2003, the apartment locator operation has been undergoing reorganization. Some of its walk-in facilities have been merged into furniture rental or sale facilities, and others have been closed, resulting in significant cost and expense reductions. The reduction in apartment locator revenues has been offset by a reduction in related costs and expenses.
     Cost of rentals, sales and fees amounted to 25.7% of revenues for the first quarter of 2006 versus 26.3% for the comparable 2005 period. The decrease in costs as a percentage of revenues is principally due to revenue growth and an improvement in revenue mix, with a larger percentage of revenue coming from commercial furniture rental, versus individual rental and retail sales. Costs of generating apartment locator fees were $1.4 million in the first quarter of 2006, down from $1.8 million in the comparable period of 2005 due principally to the reorganization efforts mentioned above. Excluding apartment-locator costs, segment costs for furniture rentals and sales were 24.6% of sales revenues in the first quarter of 2006 and 24.3% in the 2005 period.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $62.7 million for the first quarter of 2006, up slightly from the $62.0 million incurred in the first quarter of 2005. Total operating expenses remained relatively stable, even with the growth of revenues, due to aggressive restructuring of the apartment locator related expenses, employee headcount management, and substantial improvements in occupancy expenses, offset by an increase in advertising-related expenses. Included in operating expenses are apartment locator-related expenses of $1.6 million for the first quarter of 2006, down from $2.0 million in the first quarter of 2005. Operating expenses as a percentage of revenues decreased from 66.9% for the first quarter of 2005 to 63.5% for the 2006 period.
     Income before income taxes for the furniture rental segment amounted to $10.5 million for the first quarter of 2006 and $6.4 million for the first quarter of 2005. The 64% improvement is principally associated with the increase in revenues and the continued focus on managing operating expenses.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues	$17,721	$15,859

Income before income taxes	$1,350	$685
Income taxes	455	273

Segment net income	$895	$412

     Reference is made to pages 29 and 30 of Wesco’s 2005 Annual Report on Form 10-K for information as to difficulties affecting the domestic steel service industry, as well as Wesco’s industrial segment, for approximately the past decade.
     Industrial segment revenues for the first quarter of 2006 increased $1.9 million, or 11.7%, over those of the first quarter of 2005. Of that increase, $0.9 million was attributable to an extraordinarily large sale of toolroom supplies by Precision Steel’s Precision Brand Products subsidiary to a single customer. Excluding that transaction, segment revenues increased by $1.0 million for the current quarter, or 6.3%, over those of the corresponding quarter of 2005. Pounds of steel products sold increased by 9.9%. Changes in the mix of products sold and decreased selling prices were principally responsible for the variation between these percentages.
     As explained in Note 5 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter the ultimate cost of which is difficult to estimate.

Costs incurred in connection with the matter, net of insurance recoveries, were insignificant in the quarters ended March 31, 2006 and 2005.
     Income before income taxes and net income of the industrial segment for the first quarter of 2006 were approximately double the corresponding 2005 amounts. Pre-tax and net income of the industrial segment are dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 80.9% for the first quarter of 2006 versus 83.0% for the corresponding 2005 period. The cost percentage typically fluctuates slightly from period to period principally as a result of changes in product mix and price competition at all levels. The cost percentage for the current quarter was unusually low, reflecting mainly customers’ acceptance of pricing in view of metal shortages and other factors referred to above, as well as a less costly LIFO inventory accounting adjustment, by $0.2 million ($0.1 million, after taxes) in the 2006 quarter, than in the first quarter of 2005. Though conditions may have become more stable than in the recent past, management is concerned that the business of the industrial segment may revert to the difficult times that prevailed prior to 2004.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2005. At March 31, 2006, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2005.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2006.
FORWARD-LOOKING STATEMENTS
     Certain representations of management stated in this report or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.
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

WESCO FINANCIAL CORPORATION
Date: May 6, 2006	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)