Form 10-Q
period 2006-06-30
WESCO FINANCIAL CORP
filed 2006-08-08
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2006
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 1, 2006

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).

	Condensed consolidated balance sheet — June 30, 2006 and December 31, 2005	4

	Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2006 and June 30, 2005	5

	Condensed consolidated statement of cash flows — six-month periods ended June 30, 2006 and June 30, 2005	6

	Notes to condensed consolidated financial statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2005, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2006.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Reference is made to Item 1A, Risk Factors, appearing on pages 15 through 18 of the Form 10-K Annual Report for the year ended December 31, 2005, filed by Wesco, for information regarding the most significant factors affecting Wesco’s operations. There have been no material changes in these factors through June 30, 2006.
Item 4. Submission of Matters to a Vote of Security-Holders
     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 11, 2006, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,667,846	189,612
Carolyn H. Carlburg	6,828,722	28,736
Robert E. Denham	6,657,628	199,830
Robert T. Flaherty	6,815,612	41,846
Peter D. Kaufman	6,842,976	14,482
Elizabeth Caspers Peters	6,844,217	13,241
Item 6. Exhibits
31 (a) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31 (b) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32 (a) —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32 (b) —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,248,749	$1,194,113
Investments:
Securities with fixed maturities	47,978	74,441
Marketable equity securities	917,199	884,673
Rental furniture	201,028	187,572
Goodwill of acquired businesses	266,607	266,607
Other assets	134,210	121,105

	$2,815,771	$2,728,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$21,606	$19,697
Unaffiliated business	44,761	42,283
Unearned insurance premiums —
Affiliated business	12,065	12,301
Unaffiliated business	14,303	16,092
Deferred furniture rental income and security deposits	24,527	22,204
Notes payable	51,900	42,300
Income taxes payable, principally deferred	310,066	290,615
Other liabilities	55,853	52,587

	535,081	498,079

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	265,004	256,710
Retained earnings	1,982,362	1,940,398

Total shareholders’ equity	2,280,690	2,230,432

	$2,815,771	$2,728,511

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Furniture rentals	$83,992	$76,330	$162,696	$149,404
Sales and service revenues	34,628	34,728	72,227	70,339
Insurance premiums earned —
Affiliated business	6,985	7,309	13,496	14,346
Unaffiliated business	6,337	5,377	15,035	10,409
Dividend and interest income	18,412	13,614	39,511	25,563
Realized investment gains	—	774	—	774
Other	894	901	1,833	1,748

	151,248	139,033	304,798	272,583

Costs and expenses:
Cost of products and services sold	38,030	37,384	77,661	74,956
Insurance losses and loss adjustment expenses —
Affiliated business	2,717	2,700	4,735	6,331
Unaffiliated business	2,013	1,564	8,442	2,023
Insurance underwriting expenses —
Affiliated business	1,626	1,366	2,965	2,566
Unaffiliated business	1,223	1,218	3,843	2,663
Selling, general and administrative expenses	68,709	65,767	133,994	130,757
Interest expense	671	302	1,258	519

	114,989	110,301	232,898	219,815

Income before income taxes	36,259	28,732	71,900	52,768
Income taxes	12,512	9,552	24,738	15,161

Net income	23,747	19,180	47,162	37,607

Retained earnings — beginning of period	1,961,214	1,671,828	1,940,398	1,655,929
Cash dividends declared and paid	(2,599)	(2,527)	(5,198)	(5,055)

Retained earnings — end of period	$1,982,362	$1,688,481	$1,982,362	$1,688,481

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.33	$2.69	$6.62	$5.28

Cash dividends	$.365	$.355	$.730	$.710

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities, net	$69,446	$47,195

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	29,369	28,907
Purchases of equity securities	(18,855)	—
Purchases of securities with fixed maturities	(3,301)	(16,039)
Purchases of rental furniture	(54,906)	(54,238)
Sales of rental furniture	35,649	35,288
Other, net	(7,168)	(4,156)

Net cash flows from investing activities	(19,212)	(10,238)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	9,600	10,675
Payment of cash dividends	(5,198)	(5,055)

Net cash flows from financing activities	4,402	5,620

Increase in cash and cash equivalents	54,636	42,577

Cash and cash equivalents — beginning of period	1,194,113	1,161,163

Cash and cash equivalents — end of period	$1,248,749	$1,203,740

Supplementary information:
Interest paid during period	$1,472	$856
Income taxes paid, net, during period	9,973	16,598

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
          In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires expanded disclosure and clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is likely that an examination of the tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Wesco is currently evaluating the impact, if any, on its consolidated financial statements of adopting FIN 48.
Note 2.
          The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income	$23,747	$19,180	$47,162	$37,607
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($353), $1,953, $4,659 and $10,144	(856)	3,600	8,294	18,869

Comprehensive income	$22,891	$22,780	$55,456	$56,476

Note 3.
          Following is a summary of securities with fixed maturities:

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities	$43,381	$44,231	$45,569	$47,174
Other, principally U.S. government obligations	3,782	3,747	27,272	27,267

	$47,163	$47,978	$72,841	$74,441

          At June 30, 2006, the estimated fair values of securities with fixed maturities contained unrealized losses of $35, compared with $6 of unrealized losses at December 31, 2005.
          Following is a summary of marketable equity securities (all common stocks):

	June 30, 2006		December 31, 2005
		Fair		Fair
	Cost	Value	Cost	Value
The Procter & Gamble Company	$424,367	$397,790	$424,367	$414,103
The Coca-Cola Company	40,761	309,985	40,761	290,458
American Express Company	18,108	103,412	18,108	99,992
Wells Fargo & Company	25,189	88,653	6,333	64,187
Ameriprise Financial Inc.	2,579	17,359	2,579	15,933

	$511,004	$917,199	$492,148	$884,673

     Total unrealized losses of equity securities were $26,577 at June 30, 2006, versus $10,264 at December 31, 2005, all of which related a security which had been in an unrealized loss position for less than twelve months.
Note 4.
     Effective as of yearend 2005, proceeds from the sales of rental furniture are classified on the consolidated statement of cash flows in the category of investing activities, consistent with the classification of cash used for the purchases of rental furniture. In prior periods, proceeds from sales of rental furniture had been included in operating cash flows in Wesco’s consolidated statements of cash flows. Reference is made to Note 9 to Wesco’s consolidated financial statements appearing on page 54 of its 2005 Form 10-K Annual Report for a more complete explanation of the reclassification.
Dollar amount in thousands except for amounts per share

     The following table shows the effects of the reclassification on data presented in the condensed consolidated statement of cash flows for the six-month period ended June 30, 2005.

Net cash flows from operating activities as previously reported	$82,483
Reclassification	(35,288)

Revised net cash flows from operating activities	$47,195

Net cash flows from investing activities as previously reported	$(45,526)
Reclassification	35,288

Revised net cash flows from investing activities	$(10,238)

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
     To date, PBP has recorded provisions aggregating $1,293 ($778, after taxes), representing the estimated share of its costs of remediation agreed to with governmental entities and other parties, and related expenses. Several of PBP’s and Precision Steel’s insurers have undertaken the cost of their defense and have agreed to indemnify them within the policy limits in connection with the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP has recovered $522 ($313, after taxes) from its insurers.
     PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois, is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. The Court has granted the plaintiffs’ motion to certify the class on liability issues, but not on damages. The parties are engaged in mediation, as a group, and have recently reached a tentative agreement on conceptual terms, subject to finalization by the parties and Court approval. Notwithstanding any settlement that may be reached with the plaintiffs by the defendants as a group, the cost ultimately to be borne by each defendant is subject to allocation among the defendants based on their relative responsibilities for the contamination, to be determined by future sampling and analysis of the soils and groundwater. In addition, although the insurers have undertaken PBP’s and Precision’s defense, PBP and Precision are involved in negotiations with the insurers as to amounts ultimately to be paid by the insurers. Thus, it is difficult to estimate the ultimate cost, including the impact of insurance proceeds, that will be borne by PBP and Precision Steel, and thus reflected in Wesco’s consolidated financial statements. Nevertheless, in the second quarter of 2006, a provision of $750 ($450, after income tax benefit) was recorded, reflecting an estimate of the cost expected ultimately to be borne by PBP, Precision Steel, and, thus Wesco, in settling this matter.
Dollar amounts in thousands except for amounts per share

     In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants released by PBP and Precision caused her to contract cancer. The plaintiff seeks unspecified compensatory and punitive damages. PBP and Precision have filed third party actions against a number of other companies who were or are located in the industrial park. Discovery relating to causation is largely completed and the matter has been assigned to a pre-trial judge for potential settlement discussions. The parties are currently in the midst of pre-trial mediation conferences in an effort to reach settlement terms, and PBP is negotiating coverage matters with its insurers. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote pending against PBP and Precision Steel and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. This matter has been consolidated with the Bendik matter for purposes of discovery. The plaintiff seeks unspecified compensatory damages, but has preserved the ability to request punitive damages in the future. A third party defendant recently named Wesco as a cross-defendant in the Bendik and Muniz lawsuits. Wesco, whose defense was undertaken by the insurers, was dropped as a defendant from the Muniz suit, and has not yet been served in connection with the Bendik matter. It is expected that Precision Steel’s insurers will undertake Wesco’s defense in the Bendik suit on the same basis as they have Precision Steel’s in connection with these matters.
     Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of June 30, 2006, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands except for amounts per share

Note 6.
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Insurance segment:
Revenues	$31,486	$26,080	$67,547	$49,885
Net income	16,049	13,253	32,529	27,002
Assets at end of period	2,207,588	2,076,171	2,207,588	2,076,171

Furniture rental segment:
Revenues	$103,020	$95,965	$201,638	$188,791
Net income	7,585	5,065	13,636	9,331
Assets at end of period	271,032	253,891	271,032	253,891

Industrial segment:
Revenues	$15,564	$15,093	$33,285	$30,952
Net income	44	226	939	638
Assets at end of period	18,874	19,036	18,874	19,036

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$—	$774	$—	$774
After taxes (included in net income)	—	503	—	503

Other items unrelated to business segments:
Revenues	$1,179	$1,121	$2,328	$2,181
Net income	69	133	58	133
Assets at end of period	51,670	38,476	51,670	38,476

Consolidated totals:
Revenues	$151,248	$139,033	$304,798	$272,583
Net income	23,747	19,180	47,162	37,607
Assets at end of period	2,815,771	2,654,181	2,815,771	2,654,181

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
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at June 30, 2006, with relatively little debt. Liquidity, which has traditionally been high, has been even higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     After-tax earnings improved in 2006 from the corresponding 2005 amounts principally due to increased investment income earned by the insurance segment resulting mainly from increased interest rates on short-term investments and improved results of the furniture rental segment, partially offset by decreased underwriting income of the insurance businesses.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at June 30, 2006 was approximately $2.28 billion ($320 per share), up from $2.23 billion ($313 per share) at December 31, 2005. Shareholders’ equity included $265.0 million at June 30, 2006, and $256.7 million at December 31, 2005, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded at the balance sheet date based on market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly, from $1.19 billion at December 31, 2005, to $1.25 billion at June 30, 2006.
     Wesco’s consolidated borrowings totaled $51.9 million at June 30, 2006, versus $42.3 million at December 31, 2005. The increase in borrowings related to a revolving line of credit used in the furniture rental business. In addition to the recorded debt, Wesco’s liability for unpaid losses and loss adjustment expenses totaled $66.4 million at June 30, 2006, versus $62.0 million at December 31, 2005. In addition to these obligations, Wesco and its subsidiaries have operating lease and other contractual obligations which, at June 30, 2006, were essentially unchanged from the $145.5 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Insurance segment:
Underwriting	$3,733	$3,795	$5,555	$9,272
Investment income	12,316	9,458	26,974	17,730
Furniture rental segment	7,585	5,065	13,636	9,331
Industrial segment	44	226	939	638
Nonsegment items	69	133	58	133
Realized investment gains	—	503	—	503

Consolidated net income	$23,747	$19,180	$47,162	$37,607

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Insurance premiums written —
Reinsurance	$1,960	$7,916	$15,520	$14,420
Primary	4,793	5,313	10,541	11,239

Total	$6,753	$13,229	$26,061	$25,659

Insurance premiums earned —
Reinsurance	$8,051	$7,422	$17,893	$14,346
Primary	5,271	5,264	10,638	10,409

Total	$13,322	$12,686	$28,531	$24,755

Insurance losses, loss adjustment expenses and underwriting expenses	7,579	6,848	19,985	13,583
Underwriting gain, before income taxes —
Reinsurance	5,139	3,303	4,687	5,449
Primary	604	2,535	3,859	5,723

Total	5,743	5,838	8,546	11,172
Income taxes	2,010	2,043	2,991	1,900

Underwriting gain	$3,733	$3,795	$5,555	$9,272

     At June 30, 2006, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 12.5%, and a workers’ compensation pool to the extent of 5%. In 2005, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 10% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire and otherwise.
     The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Reinsurance premiums written for the second quarter of 2006 included an adjustment with respect to an estimate made as of March 31, 2006, resulting in the reduction of written premiums reported for the second quarter. However, inasmuch as underwriting gain is determined based on earned, not written, premiums, neither the adjustment, nor the accrual of written premiums as of the end of the first quarter, significantly affected underwriting results for the 2006 periods. The pools have reported an overall decline in the volume of business written in 2006, principally attributable to intensified price competition. For the six-month period ended June 30, 2006, reinsurance premiums written increased by $1.1 million (7.6%) over the comparable figure for the corresponding 2005 period, approximately half of which is attributable to increased workers’ compensation premiums, and half due to the increase in Wes-FIC’s level of participation in the hull and liability pools.

     Earned reinsurance premiums increased $0.6 million for the second quarter of 2006 and $3.5 million for the first six months, over those earned for the corresponding periods of 2005. The increases are attributable principally to the 25% increase in the percentage by which Wes-FIC has participated in the hull and liability pools beginning in 2006. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premiums from period to period.
     Primary insurance premiums written decreased $0.5 million (9.7%) for the second quarter, and $0.7 million (6.2%) for the first six months of 2006, from the corresponding 2005 amounts. The restructuring of KBS’s reinsurance program at the beginning of 2006, and intensified price competition, were the principal factors responsible for the period-to-period declines in primary insurance premiums written.
     Primary insurance premiums earned were relatively unchanged for the second quarters and six-month periods of 2006 and 2005.
     Management believes that “underwriting gain or loss” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses and loss adjustment expenses, and underwriting expenses, divided by premiums, gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss. The ratio is figured on a pre-tax basis.
     The pre-tax underwriting gain from reinsurance activities improved for the second quarter of 2006 by $1.8 million, but declined by $0.8 million for the first six months, as compared with the corresponding 2005 figures. Reinsurance results for the first six months of 2006 reflect the detrimental effect of the softening of rates and $0.8 million of reserve development relating to 2005, recorded in the first quarter. Underwriting gain in the second quarter reflects lower aviation-related losses and expenses than in the 2005 period. The combined ratios from reinsurance activities were 36.2% and 73.8% for the second quarter and first six months of 2006, versus 55.5% and 62.0% for the corresponding periods of 2005.
     Underwriting results from primary insurance have been favorable but have fluctuated from period to period due to timing and volatility of losses incurred. Combined ratios from primary insurance were 88.5% and 51.8 % for the second quarters of 2006 and 2005, and 63.7% and 45.0% for the respective six-month periods.
     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     The insurance segment’s income tax provision for the six-month period ended June 30, 2005 benefited by $2.0 million relating to the resolution of an issue raised in an examination of a prior year income tax return by the Internal Revenue Service, recorded in the first quarter.

     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Investment income, before taxes	$18,011	$13,404	$39,016	$25,130
Income taxes	5,695	3,946	12,042	7,400

Investment income, after taxes	$12,316	$9,458	$26,974	$17,730

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Pre-tax investment income for the second quarter and first six months of 2006 increased $4.6 million (34.3%) and $13.9 million (55.3%), respectively, from the corresponding 2005 figures principally due to higher interest rates earned on short-term investments in 2006. Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Furniture rentals	$83,992	$76,330	$162,696	$149,404
Furniture sales	17,069	17,332	35,649	35,288
Apartment locator fees	1,959	2,303	3,293	4,099

Total revenues	103,020	95,965	201,638	188,791

Cost of rentals, sales and fees	25,266	24,734	50,592	49,140
Selling, general and administrative expenses	64,782	62,797	126,998	124,643
Interest expense	671	305	1,258	522

	90,719	87,836	178,848	174,305

Income before income taxes	12,301	8,129	22,790	14,486
Income taxes	4,716	3,064	9,154	5,155

Segment net income	$7,585	$5,065	$13,636	$9,331

     Furniture rental revenues for the second quarter of 2006 increased $7.7 million, or 10.0%, over those of the second quarter of 2005, and $13.3 million, or 8.9% over those of the first six months of 2005. Excluding $10.6 million and $7.9 million of rental revenues from trade shows and from locations not in operation throughout each of the three-month periods, and $20.0 million and $15.9 million of similar revenues for each of the six- month periods, rental revenues for the second quarter of 2006 increased approximately 7.3% from those of the 2005 quarter and 6.9% for the current six-month period from those of the first six months of last year. The number of furniture leases at the end of the second quarter of 2006 was 1.1% lower than at the end of the second quarter of 2005. Despite the net decrease in furniture leases, attributed mainly to non-renewals by customers of a competitor acquired by CORT in the latter half of 2004, the average rental revenue received per unit leased increased 7.5%.
     Furniture sales revenues were relatively unchanged for the second quarter and the first six months of 2006 from those reported for the comparable periods of 2005. Management continues to focus on the reduction of inventory through clearance sales initiatives.
     Apartment locator fees for the second quarter of 2006 decreased by $0.3 million, or 14.9%, from those of the second quarter 2005. For the first six months of 2006, fees decreased by $0.8 million, or 19.7%, from those reported for the first six months of 2005. The apartment locator operation has been shifting to a web-based marketing model. During the transition, the locator business has seen a number of its walk-in facilities replaced by a virtual internet process that allows clients to search for apartments online. The reduction in apartment locator revenues during the transition have been offset by a reduction in related costs and expenses.
     Cost of rentals, sales and fees amounted to 24.5% and 25.1% of revenues for the second quarter and first six months of 2006, versus 25.7% and 26.0% for the corresponding periods of 2005. The decrease in costs as a percentage of revenues in each of the 2006 periods was principally due to revenue growth and improvement in revenue mix, with a larger percentage of revenue derived from higher-margin furniture rentals than from retail sales. Costs of generating apartment locator fees were $1.6 million for the second quarter and $3.0 million for the first six months of 2006, versus $1.8 million and $3.6 million for the comparable periods of 2005. Excluding apartment-locator costs, segment costs of furniture rentals and sales were 23.0% and 23.6% of revenues for the second quarter and first six months of 2006, versus 24.5% and 24.7% for the corresponding periods of 2005.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $65.5 million for the second quarter of 2006 and $128.3 million for the first six months, up slightly from the $63.1 million and $125.2 million for the comparable periods of 2005. Total operating expenses increased moderately, due mainly to higher fuel costs and new marketing and technology initiatives, offset somewhat by the transition of the apartment locator related operations, employee headcount management, and substantial improvements in occupancy expenses. Operating expenses as a percentage of revenues decreased from 65.8% for the second quarter and 66.3% for the first six months of 2005 to 63.5% and 63.6% for the comparable periods of 2006.
     Income before income taxes for the furniture rental segment amounted to $12.3 million for the second quarter and $22.8 million for the first six months of 2006, versus $8.1 million for the second quarter and $14.5 million for the first six months of 2005. The 51.9% improvement in pre-tax operating results for the second quarter of 2006 and 57.2% improvement for the first six months of 2006 were due principally to the increase in revenues and the continued focus on managing operating expenses.

Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues	$15,564	$15,093	$33,285	$30,952

Income before income taxes	$60	$449	$1,410	$1,134
Income taxes	16	223	471	496

Segment net income	$44	$226	$939	$638

     Reference is made to pages 29 and 30 of Wesco’s 2005 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry, since approximately 2000.
     Industrial segment revenues for the second quarter of 2006 increased $0.5 million, or 3.1%, over those reported for the second quarter of 2005, and $2.3 million, or 7.5%, for the first six months of 2006 over those reported for the comparable period of 2005. Of the increase in revenues for the first six months, $0.9 million was attributable to an extraordinarily large sale of toolroom supplies to a single customer by Precision Steel’s Precision Brand Products subsidiary in the first quarter. Excluding that transaction, segment revenues for the first six months of 2006 increased by $1.4 million, or 4.5%, over those of the first six months of 2005. Pounds of steel products sold increased by 5.0% for the current quarter and 7.5% for the first six months over those for the corresponding 2005 periods. Changes in the mix of products sold in each period were principally responsible for the variations between these percentages.
     As explained in Note 5 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is difficult to estimate. Segment operating results reflect a charge for the estimated costs relating to this matter of $0.8 million ($0.5 million, after taxes), which was recorded in the second quarter of 2006. Costs, net of insurance recoveries relating to this matter, were insignificant in the 2005 periods.
     Excluding the aforementioned litigation-related expense of $0.8 million recorded in the second quarter of 2006, explained in the preceding paragraph, income before income taxes and net income of the industrial segment for each of the 2006 periods would have been almost double the corresponding 2005 amounts. Pre-tax and net income of the industrial segment is dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 81.8% for the first quarter, and 81.3% for the first six months of 2006, versus 83.8% and 83.4% for the corresponding periods of 2005. The cost percentages typically fluctuate slightly from period to period principally as a result of changes in product mix and price competition at all levels. The cost percentages for each of the 2006 periods were unusually low, reflecting mainly customers’ acceptance of pricing in view of metal shortages and other factors referred to above, as well as less costly LIFO inventory accounting adjustments. Conditions of the domestic steel service industry may have recently become more stable than in the past few years; however, management is concerned that the business of the industrial segment may revert to the difficult times that prevailed prior to 2004.

Unrelated to Business Segment Operations
     Set forth below is a summary of items increasing Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Realized investment gains, before income tax effect	$—	$774	$—	$774
Income taxes	—	271	—	271

Realized investment gains	$—	$503	$—	$503

     Realized gains and losses on Wesco’s investments have fluctuated in amount from period to period, sometimes impacting consolidated earnings significantly. No gains or losses were realized in the first six months of 2006. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.
*    *    *    *    *
     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 34.5% and 33.2% for the quarters ended June 30, 2006 and June 30, 2005, and 34.4% and 28.7% for the respective six-month periods. The effective income tax rate for the six-month period ended June 30, 2005 would have been 32.5% without the $2.0 million benefit recorded by Wes-FIC in the first quarter, explained above (see Insurance Segment).
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2005. At June 30, 2006, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2006.
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

WESCO FINANCIAL CORPORATION
Date: August 4, 2006	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)