Form 10-Q
period 2006-09-30
WESCO FINANCIAL CORP
filed 2006-11-07
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2006 or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ______ to
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
Yes : ☑      No ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer : ☑     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No : ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of October 31, 2006

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited).

	Condensed consolidated balance sheet — September 30, 2006 and December 31, 2005	4

	Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2006 and September 30, 2005	5

	Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2006 and September 30, 2005	6

	Notes to condensed consolidated financial statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2005, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2006.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in Wesco’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting except that the Company’s CORT Business Services subsidiary (“CORT”) has undertaken the implementation of a revenue, inventory and receivables system for its operating districts. As of September 30, 2006, a material number of its operating districts have migrated to the new system. This ongoing implementation has been, and continues to be, subject to various levels of testing, including a detailed reconciliation and review of data migrated from the previous environment to the new environment. Implementation of this new financial reporting sub-system necessarily involves changes to CORT’s financial reporting procedures and controls. Wesco’s management believes that appropriate internal controls are in place with CORT’s new financial reporting sub-system.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Reference is made to Item 1A, Risk Factors, appearing on pages 15 through 18 of the Form 10-K Annual Report for the year ended December 31, 2005, filed by Wesco, for information regarding the most significant factors affecting Wesco’s operations. There have been no material changes in these factors through September 30, 2006.
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,241,263	$1,194,113
Investments:
Securities with fixed maturities	67,124	74,441
Marketable equity securities	988,208	884,673
Rental furniture	196,732	187,572
Goodwill of acquired businesses	266,607	266,607
Other assets	145,359	121,105

	$2,905,293	$2,728,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses –
Affiliated business	$23,922	$19,697
Unaffiliated business	50,400	42,283
Unearned insurance premiums –
Affiliated business	13,670	12,301
Unaffiliated business	14,285	16,092
Deferred furniture rental income and security deposits	23,252	22,204
Notes payable	50,200	42,300
Income taxes payable, principally deferred	329,293	290,615
Other liabilities	52,570	52,587

	557,592	498,079

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	311,101	256,710
Retained earnings	2,003,276	1,940,398

Total shareholders’ equity	2,347,701	2,230,432

	$2,905,293	$2,728,511

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Revenues:
Furniture rentals	$83,323	$77,748	$246,019	$227,152
Sales and service revenues	35,745	37,315	107,972	107,654
Insurance premiums earned –
Affiliated business	7,069	7,171	20,565	21,600
Unaffiliated business	8,804	6,024	23,839	16,350
Dividend and interest income	22,071	14,547	61,582	40,103
Realized investment gains	—	—	—	774
Other	941	895	2,774	2,643

	157,953	143,700	462,751	416,276

Costs and expenses:
Cost of products and services sold	39,519	40,108	117,180	115,064
Insurance losses and loss adjustment expenses –
Affiliated business	3,708	2,638	8,443	7,534
Unaffiliated business	6,540	4,942	14,982	8,401
Insurance underwriting expenses –
Affiliated business	1,976	1,800	4,941	4,386
Unaffiliated business	3,280	3,117	7,123	5,759
Selling, general and administrative expenses	67,073	67,218	201,067	197,968
Interest expense	775	375	2,033	894

	122,871	120,198	355,769	340,006

Income before income taxes	35,082	23,502	106,982	76,270
Income taxes	11,569	5,636	36,307	20,797

Net income	23,513	17,866	70,675	55,473

Retained earnings — beginning of period	1,982,362	1,688,481	1,940,398	1,655,929
Cash dividends declared and paid	(2,599)	(2,528)	(7,797)	(7,583)

Retained earnings — end of period	$2,003,276	$1,703,819	$2,003,276	$1,703,819

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.31	$2.51	$9.93	$7.79

Cash dividends	$.365	$.355	$1.095	$1.065

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Cash flows from operating activities, net	$89,541	$70,864

Cash flows from investing activities:
Sales, maturities and redemptions of securities with fixed maturities	28,390	36,558
Purchases of equity securities	(18,855)	—
Purchases of securities with fixed maturities	(21,691)	(16,178)
Purchases of rental furniture	(72,501)	(79,658)
Sales of rental furniture	53,569	54,643
Other, net	(11,406)	(5,250)

Net cash flows from investing activities	(42,494)	(9,885)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	7,900	8,975
Payment of cash dividends	(7,797)	(7,583)

Net cash flows from financing activities	103	1,392

Increase in cash and cash equivalents	47,150	62,371

Cash and cash equivalents — beginning of period	1,194,113	1,161,163

Cash and cash equivalents — end of period	$1,241,263	$1,223,534

Supplementary information:
Interest paid during period	$1,642	$1,216
Income taxes paid, net, during period	27,020	29,032

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
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires expanded disclosure and clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is likely that an examination of the tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Wesco is currently evaluating the impact on its consolidated financial statements of adopting FIN 48. Wesco does not believe that the adoption of FIN 48 or any other accounting pronouncements issued by the FASB that are required to be adopted after September 30, 2006 will likely have a material effect on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires recognition of the overfunded or underfunded status of a company’s defined benefit pension and other postretirement plan as an asset or liability in the consolidated balance sheet, and the recognition of changes in the funded status of a company’s postretirement plans, whose changes are not recognized through periodic earnings, to be reported as a component of other comprehensive income. Wesco does not believe that the adoption of SFAS 158 will have a material effect on its consolidated financial statements when adopted as of yearend 2006.

Note 2.
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept.. 30,
	2006	2005	2006	2005
Net income	$23,513	$17,866	$70,675	$55,473
Increase in unrealized appreciation of investments, net of income tax effect of $24,977, $22,045, $29,567 and $32,189	46,097	41,106	54,391	59,975

Comprehensive income	$69,610	$58,972	$125,066	$115,448

Note 3.
     Following is a summary of securities with fixed maturities:

	Sept. 30,	Dec. 31,
	2006	2005
Amortized cost	$66,246	$72,841
Gross unrealized gains	897	1,606
Gross unrealized losses	(19)	(6)

Fair value	$67,124	$74,441

     Following is a summary of marketable equity securities (all common stocks):

	Sept. 30,	Dec. 31,
	2006	2005
Total cost	$511,004	$492,148
Gross unrealized gains	477,204	402,789
Gross unrealized losses	—	(10,264)

Fair value	$988,208	$884,673

Fair value:
The Procter & Gamble Company	$443,436	$414,103
The Coca-Cola Company	321,946	290,458
Other	222,826	180,112

Fair value	$988,208	$884,673

Dollar amounts in thousands except for amounts per share

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
     The following table shows the effects of the reclassification on data presented in the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2005.

Net cash flows from operating activities as previously reported	$125,507
Reclassification	(54,643)

Revised net cash flows from operating activities	$70,864

Net cash flows from investing activities as previously reported	$(64,528)
Reclassification	54,643

Revised net cash flows from investing activities	$(9,885)

Note 5.
     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater with trichloroethylene and perchloroethylene against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in an industrial park in Downers Grove, Illinois. PBP, along with the other businesses, has been negotiating remedial actions with various governmental entities.
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
     PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois (the “Court”), is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. The Court has granted the plaintiffs’ motion to certify the class on liability issues, but not on damages. The plaintiffs have recently agreed, in arbitration, to a group settlement aggregating $15,750, following which each of the thirteen plaintiffs, including PBP, deposited $1,211 into an escrow account. The agreement has been approved by the Court on a preliminary basis, with
Dollar amounts in thousands except for amounts per share

finalization expected to occur early in the fourth quarter of 2006, after which the funds are expected to be released to the plaintiffs. Each defendant’s $1,211 payment is subject to reallocation among the group based on each defendant’s relative responsibility for the contamination, to be determined by arbitration, if possible, or otherwise, by sampling and analysis of the soils and groundwater. Although PBP’s and Precision Steel’s insurers had undertaken their defense of this matter, PBP and Precision are involved in negotiations with the insurers as to amounts ultimately to be collected from them. Inasmuch as the ultimate financial responsibility of each defendant has not yet been determined, and negotiations with the insurance companies have not yet been concluded, it is difficult to estimate the ultimate cost, including the impact of insurance proceeds, that will be borne by PBP and Precision Steel, and thus reflected in Wesco’s consolidated financial statements. Nevertheless, in the second quarter of 2006, a provision of $750 ($450, after income tax benefit) was recorded, reflecting an estimate of the cost expected ultimately to be borne by PBP, Precision Steel, and, thus Wesco, in settling this matter.
     In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants allegedly released by PBP and Precision caused her to contract cancer. The plaintiff seeks unspecified compensatory and punitive damages. PBP and Precision have filed third party actions against a number of other companies who were or are located in the industrial park. Because settlement mediation and independent discussions have been unsuccessful thus far, PBP is planning soon to undertake the sampling and analysis of soils and groundwater in an effort to assess the extent to which contamination from the industrial park may have migrated to the pumping wells that served the plaintiff’s home. The matter has been assigned to a pre-trial judge for potential settlement discussions. PBP is negotiating coverage matters with its insurers. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote pending against PBP and Precision Steel and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. This matter has been consolidated with the Bendik matter for purposes of discovery. The plaintiff seeks unspecified compensatory damages, but has preserved the ability to request punitive damages in the future. A third party defendant who recently named Wesco as a cross-defendant in the Bendik and Muniz lawsuits, has dropped Wesco as a defendant in these matters.
     Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of September 30, 2006, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands except for amounts per share

Note 6.
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Insurance segment:
Revenues	$37,686	$27,505	$105,233	$77,390
Net income	15,529	10,458	48,058	37,460
Assets at end of period	2,295,562	2,146,293	2,295,562	2,146,293

Furniture rental segment:
Revenues	$103,307	$99,624	$304,945	$288,415
Net income	7,645	6,986	21,281	16,317
Assets at end of period	265,551	257,215	265,551	257,215

Industrial segment:
Revenues	$15,771	$15,439	$49,056	$46,391
Net income	270	185	1,209	823
Assets at end of period	19,452	18,520	19,452	18,520

Goodwill of acquired businesses, included in assets at end of period	$266,607	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$—	$—	$—	$774
After taxes (included in net income)	—	—	—	503

Other items unrelated to business segments:
Revenues	$1,189	$1,132	$3,517	$3,306
Net income	69	237	127	370
Assets at end of period	58,121	39,659	58,121	39,659

Consolidated totals:
Revenues	$157,953	$143,700	$462,751	$416,276
Net income	23,513	17,866	70,675	55,473
Assets at end of period	2,905,293	2,728,294	2,905,293	2,728,294

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 36 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2005 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at September 30, 2006, with relatively little debt. Liquidity, which has traditionally been high, has been even higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     After-tax earnings improved in 2006 from the corresponding 2005 amounts principally due to increased investment income earned by the insurance segment resulting mainly from increased interest rates on short-term investments, and improved results of the furniture rental segment, partially offset by decreased underwriting income of the insurance businesses.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at September 30, 2006 was $2.35 billion ($330 per share), up from $2.23 billion ($313 per share) at December 31, 2005. Shareholders’ equity included $311.1 million at September 30, 2006, and $256.7 million at December 31, 2005, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded at the balance sheet date based on market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, increased slightly, from $1.19 billion at December 31, 2005, to $1.24 billion at September 30, 2006.
     Wesco’s consolidated borrowings totaled $50.2 million at September 30, 2006, versus $42.3 million at December 31, 2005. The increase in borrowings related to a revolving line of credit used in the furniture rental business. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance subsidiaries totaled $74.3 million at September 30, 2006, versus $62.0 million at December 31, 2005. In addition to these obligations, Wesco and its subsidiaries have operating lease and other contractual obligations which, at September 30, 2006, were essentially unchanged from the $145.2 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2005.

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
     The condensed consolidated income statement appearing on page 5 has been prepared in accordance with generally accepted accounting principles (“GAAP”). Revenues, including realized net investment gains, if any, are reduced by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Insurance segment:
Underwriting	$240	$453	$5,795	$9,725
Investment income	15,289	10,005	42,263	27,735
Furniture rental segment	7,645	6,986	21,281	16,317
Industrial segment	270	185	1,209	823
Nonsegment items	69	237	127	370
Realized investment gains	—	—	—	503

Consolidated net income	$23,513	$17,866	$70,675	$55,473

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Insurance premiums written –
Reinsurance	$12,904	$7,139	$28,424	$21,559
Primary	4,319	4,681	14,860	15,920

Total	$17,223	$11,820	$43,284	$37,479

Insurance premiums earned –
Reinsurance	$10,688	$7,790	$28,581	$22,135
Primary	5,185	5,405	15,823	15,815

Total	$15,873	$13,195	$44,404	$37,950

Insurance losses, loss adjustment expenses and underwriting expenses	15,504	12,497	35,489	26,080

Underwriting gain (loss), before income taxes –
Reinsurance	(694)	(683)	3,992	4,766
Primary	1,063	1,381	4,923	7,104

Total	369	698	8,915	11,870
Income taxes	129	245	3,120	2,145

Underwriting gain	$240	$453	$5,795	$9,725

     At September 30, 2006, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 12.5%, and a workers’ compensation pool to the extent of 5%. In 2005, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 10% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire and otherwise.
     The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Reinsurance premiums written increased by $5.8 million (80.8%) for the third quarter of 2006 and $6.9 million (31.8%) for the first nine months, over the comparable figures reported for the corresponding periods of 2005. The increases were due principally to increased volume of policies written in the third quarter of 2006, as well as the 25%-higher level of Wes-FIC’s participation in the hull and liability pools in the current year.
     Earned reinsurance premiums increased $2.9 million (37.2%) for the third quarter of 2006 and $6.4 million (29.1%) for the first nine months, over those earned for the corresponding periods of 2005. The increases are attributable principally to the 25% increase in the percentage by which Wes-FIC has participated in the hull and liability pools for 2006, and to the increase in the volume of business written by the workers’ compensation pool. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the fluctuation in written premiums relative to earned premiums from period to period.
     Primary insurance premiums written decreased $0.4 million (7.7%) for the third quarter, and $1.1 million (6.7%) for the first nine months of 2006, from the corresponding 2005 amounts. The restructuring of KBS’s reinsurance program at the beginning of 2006, at slightly higher costs, and intensified price competition, were the principal factors responsible for the period-to-period declines in primary insurance premiums written.
     Primary insurance premiums earned were relatively unchanged for the third quarter and nine-month periods of 2006 and 2005.

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
     The combined ratios from reinsurance activities were 106.5% and 108.6% for the third quarters of 2006 and 2005, and 86.2% and 78.4% for the respective nine-month periods. The underwriting losses from reinsurance activities amounted to $0.7 million, before taxes, for each of the third quarters of 2006 and 2005. For the nine-month periods of 2006 and 2005, pre-tax underwriting gains from reinsurance activities were $4.0 million and $4.8 million. The figures for the 2006 periods reflect the detrimental effects caused by the softening of premium rates, and increased claims recorded in the third quarter, as well as higher volume of reinsurance underwriting due mainly to the increased level of participation in the hull and liability contracts. The figures for the 2005 periods reflect estimated losses of $0.7 million, before taxes, related to Hurricane Katrina, which struck the Gulf Coast of the United States in the third quarter.
     Underwriting results from primary insurance have been favorable but have fluctuated from period to period due principally to timing and volatility of losses incurred. Combined ratios from primary insurance were 79.5% and 74.5% for the third quarters of 2006 and 2005, and 68.9% and 55.1% for the respective nine-month periods.
     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     The insurance segment’s income tax provision for the nine-month period ended September 30, 2005 benefited by $2.0 million relating to the resolution of an issue raised in an examination of a prior year income tax return by the Internal Revenue Service, recorded in the first quarter.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Investment income, before taxes	$21,813	$14,310	$60,829	$39,440
Income taxes	6,524	4,305	18,566	11,705

Investment income, after taxes	$15,289	$10,005	$42,263	$27,735

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). Pre-tax investment income for the third quarter and first nine months of 2006 increased $7.5 million (52.4%) and $21.4 million (54.2%), respectively, from the corresponding 2005 figures due principally to higher interest rates earned on short-term investments in 2006. Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Revenues:
Furniture rentals	$83,323	$77,748	$246,019	$227,152
Furniture sales	17,920	19,355	53,569	54,643
Apartment locator fees	2,064	2,521	5,357	6,620

Total revenues	103,307	99,624	304,945	288,415

Cost of rentals, sales and fees	26,225	27,037	76,817	76,177
Selling, general and administrative expenses	64,059	64,229	191,057	188,872
Interest expense	775	469	2,033	991

	91,059	91,735	269,907	266,040

Income before income taxes	12,248	7,889	35,038	22,375
Income taxes	4,603	903	13,757	6,058

Segment net income	$7,645	$6,986	$21,281	$16,317

     Furniture rental revenues for the third quarter of 2006 increased $5.6 million (7.2%) over those of the third quarter of 2005, and increased $18.9 million (8.3%), for the first nine months, over those of the first nine months of 2005. Excluding $7.8 million and $6.6 million of rental revenues from trade shows and from locations not in operation throughout each of the three-month periods, and $27.6 million and $22.5 million of similar revenues for each of the nine-month periods, rental revenues for the third quarter of 2006 increased approximately 6.1% from those of the 2005 quarter and 6.7% for the current nine-month period from those of the first nine months of last year. The number of furniture leases at the end of the third quarter of 2006 was 5.4% lower than the number at the end of the third quarter of 2005. Despite the decrease in number of furniture leases, attributable to several factors, including the temporary increase in Hurricane-Katrina-related business in the third quarter of 2005, the average rental revenue per unit leased increased 4.4% for the third quarter of 2006 over the corresponding figure for the third quarter last year.
     Furniture sales revenues for the third quarter of 2006 decreased $1.4 million (7.4%) from those of the third quarter of 2005, and $1.1 million (2.0%) for the first nine months of 2006 from those of the first nine months of 2005. Management continues to focus on the reduction of inventory through clearance sales initiatives.
     Apartment locator fees for the third quarter of 2006 decreased by $0.5 million (18.1%) from those of the third quarter 2005. For the first nine months of 2006, fees decreased by $1.3 million (19.1%) from those reported for the first nine months of 2005. The apartment locator operation has been shifting to a web-based marketing model. During the transition, the locator business has seen a number of its walk-in facilities replaced by a virtual internet process that allows clients to search for apartments online. The reduction in apartment locator revenues during the transition has been partially offset by a reduction in related costs and expenses.

     Cost of rentals, sales and fees amounted to 25.4% and 25.2% of revenues for the third quarter and first nine months of 2006, versus 27.1% and 26.4% for the corresponding periods of 2005. The decrease in costs as a percentage of revenues in each of the 2006 periods was due principally to revenue growth and improvement in revenue mix, with a larger percentage of revenue derived from higher-margin furniture rentals than from retail sales. Costs of generating apartment locator fees were $1.6 million for the third quarter and $4.6 million for the first nine months of 2006, versus $1.9 million and $5.5 million for the comparable periods of 2005.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $64.8 million for the third quarter of 2006 and $193.1 million for the first nine months, up slightly from the $64.7 million and $189.9 million for the comparable periods of 2005. Total operating expenses increased moderately, due mainly to new marketing and technology initiatives, offset somewhat by a reduction in expenses resulting from the transition of the apartment locator-related operations and substantial improvements in occupancy expenses. Operating expenses as a percentage of revenues decreased from 64.9% for the third quarter and 65.8% for the first nine months of 2005 to 62.7% and 63.3% for the comparable periods of 2006.
     Income before income taxes for the furniture rental segment amounted to $12.2 million for the third quarter and $35.0 million for the first nine months of 2006, versus $7.9 million for the third quarter and $22.4 million for the first nine months of 2005. The 54.4 % improvement in pre-tax operating results for the third quarter of 2006, and the 56.6% improvement for the first nine months, were due principally to the increase in revenues and the continued focus on the management of operating expenses.
     The furniture segment’s tax provision and net income for the quarter and nine-month period September 30, 2005 benefited by $2.1 million relating to an adjustment of a prior year tax reserve.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Revenues	$15,771	$15,439	$49,056	$46,391

Income before income taxes	$449	$313	$1,859	$1,447
Income taxes	179	128	650	624

Segment net income	$270	$185	$1,209	$823

     Reference is made to pages 29 and 30 of Wesco’s 2005 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry since approximately 2000.
     Industrial segment revenues for the third quarter of 2006 increased $0.3 million, or 2.2%, over those reported for the third quarter of 2005, and $2.7 million, or 5.7%, for the first nine months of 2006 over those reported for the comparable period of 2005. Of the increase in revenues for the first nine months, $0.9 million was attributable to an extraordinarily large sale of toolroom supplies to a single customer by Precision Steel’s Precision Brand Products subsidiary in the first quarter. Excluding that transaction, segment revenues for the first nine months of 2006 increased by $1.8 million, or 3.8%, over those of the first nine months of 2005. Pounds of steel products sold decreased by 1.7% for the third quarter, but increased by 4.5% for the first nine months, as compared with those for the corresponding 2005 periods. Changes in the mix of products sold in each period were principally responsible for the variations between these percentages.
     As explained in Note 5 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is difficult to estimate. Segment operating results for the nine-month period ended September 30, 2006 reflect a charge recorded in the second quarter for the estimated costs relating to this matter of $0.8 million ($0.5 million, after taxes). Costs, net of insurance recoveries relating to this matter, were insignificant in the third quarter of 2006 and in the 2005 periods.
     Excluding the aforementioned litigation-related expense of $0.8 million recorded in the second quarter of 2006, income before income taxes and net income of the industrial segment for the first nine months of 2006 would have been approximately double the corresponding 2005 amounts. Pre-tax and net income of the industrial segment is dependent not only on revenues, but also on operating expenses and the cost of products sold. The latter, as a percentage of revenues, amounted to 84.4% for the third quarter, and 82.3% for the first nine months of 2006, versus 84.7% and 83.8% for the corresponding periods of 2005. The cost percentages typically fluctuate slightly from period to period principally as a result of changes in product mix and price competition at all levels. Conditions of the domestic steel service industry may have recently become more stable than in the past few years; however, management is concerned that the business of the industrial segment may revert to the difficult times that prevailed prior to 2004.
Unrelated to Business Segment Operations
     Set forth below is a summary of items increasing Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Realized investment gains, before income tax effect	$—	$—	$—	$774
Income taxes	—	—	—	271

Realized investment gains	$—	$—	$—	$503

     Realized gains and losses on Wesco’s investments have fluctuated in amount from period to period, sometimes impacting consolidated earnings significantly. No gains or losses were realized in the third quarter of 2005 or in the first nine months of 2006. Gains or losses, when they occur, are classified by Wesco as nonsegment items; they tend to fluctuate in amount from period to period, and their amounts and timing have no predictive or practical analytical value.
* * * * *
     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 33.0% and 24.0% for the quarters ended September 30, 2006 and September 30, 2005, and 33.9% and 27.3% for the respective nine-month periods. The effective income tax rate for the quarter ended September 30, 2005 would have been 32.9% without the $2.1 million benefit recorded by CORT in that quarter (see explanation in Furniture Rental Segment); the effective rate for the nine-month period ended September 30, 2005 would have been 32.6% without that $2.1 million benefit recorded by CORT and the $2.0 million benefit recorded by Wes-FIC in the first quarter (see explanation in Insurance Segment).
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2005. At September 30, 2006, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2005.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2005 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2006.
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

WESCO FINANCIAL CORPORATION

Date: November 3, 2006	By:	/s/ Jeffrey L. Jacobson Jeffrey L. Jacobson
Vice President and
Chief Financial Officer
(principal financial officer)