Form 10-K
period 2006-12-31
WESCO FINANCIAL CORP
filed 2007-03-01
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or

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
None

(Title of Class)

(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐ No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑
      The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was: $510,234,000.
      The number of shares outstanding of the registrant’s Capital Stock as of March 2, 2007 was: 7,119,807.
DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
Proxy Statement for 2007 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

ITEM 1.	Business
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
      Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s Chairman and Chief Executive Officer and economic owner of 29.5% of its stock. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.
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
      Wes-FIC’s high statutory net worth (about $2.3 billion at December 31, 2006) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC has also been party to “quota-share” reinsurance, under which it shares in premiums and losses proportionately with the ceding company.
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
      Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated in recent years:

•	A quota-share agreement entered into in 1985 whereby Wes-FIC effectively reinsured — through the Berkshire Insurance Group, as intermediary-without-profit — 2% of essentially all insurance business of a major property and casualty insurer written during a four-year coverage period that expired in 1989. Wes-FIC remains liable for its share of remaining unpaid losses and loss adjustment expenses.

•	A multi-year, quota-share arrangement, entered into in 2000 through NICO, as intermediary without profit, for participation in a pool of certain property and casualty risks written by a large, unaffiliated insurer. For 2003 and through the contract’s commutation (termination) in the latter part of 2004, Wes-FIC participated to the extent of 6% in the pool. The terms of this arrangement were identical to those accepted by a member of the Berkshire Insurance Group, except as to the amount of the participation. As a result of the commutation of the contract, Wes-FIC is no longer liable for any claims or losses, or for adjustments to losses previously recorded, under the contract.

•	Participation, since 2001, in several risk pools managed by a subsidiary of General Reinsurance Corporation, a Berkshire Insurance Group member, covering principally hull, liability and workers’ compensation exposures, relating to the aviation industry. In the more recent years, Wes-FIC’s participation has been as follows: for 2003 and 2004, to the extent of 10% in the hull and liability pools; for 2005, 10% of the hull and liability pools and 5% of the workers’ compensation pool; and, for 2006, 12.5% of the hull and liability pools and 5% of the workers’ compensation pool. For 2007, the participation in the hull and liability pools has increased to 16.67%. Another General Reinsurance Corporation subsidiary provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes-FIC’s exposure to detrimental effects, however, is mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC, and unrelated pool members representing an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, has access to information regarding significant losses and thus is able to address conflict issues that might arise.
      Wes-FIC is also licensed to write “direct,” or “primary” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write such insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

      In 1996, Wes-FIC purchased 100% of KBS. KBS, which writes primary insurance, provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 37 states. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity, as well as deposit guaranty bonds which insure deposits in excess of federal deposit insurance limits. KBS purchases reinsurance for indemnification against large losses. For several years, through 2005, 50% of a layer of loss exposure was ceded to an unaffiliated reinsurer and the other 50% to the Berkshire Insurance Group, on identical terms. A second layer was reinsured 70% with the same non-affiliate and 30% was retained by KBS. Effective in 2006, the unaffiliated reinsurer declined to renew its contract with KBS. As a result, the Berkshire Insurance Group now reinsures the entire first layer of exposure itself. Another layer is 35%-retained by KBS and the other 65% is reinsured by the Berkshire Insurance Group at market prices. In 2006, premiums of $3.3 million were ceded to the Berkshire Insurance Group and incurred reinsured losses of $800,000 were allocated to it. In recent years, KBS has retained a greater proportion of the risks it has underwritten. By retaining a larger amount of risk than in the past, Wesco seeks satisfactory operating results over the long term in return for greater short-term volatility.
      KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small Midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its employees and agents, and on products such as deposit guaranty bonds, which were introduced in 1993 and currently account for approximately 48 percent of premiums written.
      A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.3 billion at December 31, 2006. This capital strength creates opportunities for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.
      Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2006 amounted to only 2% of their combined statutory surplus, compared to an industry average of 100% based on figures reported for 2005 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting, conservative reserving, and Wes-FIC’s extremely strong capital base.
      Insurance companies are subject to regulation by the departments of insurance of the various states in which they write policies as well as the states in which they are domiciled and, in the case of KBS, because of its business of insuring banks, by the Department of the Treasury. Regulations relate to, among other things, capital requirements, shareholder and policyholder dividend restrictions, reporting requirements, annual audits by independent accountants, periodic regulatory examinations and limitations on the risk exposures that can be retained, as well as the size and types of investments that can be made.
      Because it is operated by NICO, Wes-FIC has no employees of its own. KBS has 18 employees.

FURNITURE RENTAL SEGMENT
      CORT is the largest, and only national, provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states and the District of Columbia) comprises 87 showrooms, 78 clearance centers and 74 warehouses, as well as nine websites, including www.cort.com.
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
      Following four years of disappointing results, CORT began to see improved profitability in 2004. This trend continued through 2006, with increased lease pricing and improved gross margins outpacing a decline in the number of outstanding leases in each of the past two years. The furniture rental business is dependent on economic cycles. We are hopeful that the recent softening of the housing sector is not a precursor of a weakening of the furniture rental business. Because CORT has made several selective acquisitions since it was purchased by Wesco, it is believed that CORT is now well positioned to benefit from domestic job growth and any corresponding economic expansion.
      CORT provides a nation-wide apartment locator service through its websites (www.cortline.com, www.relocationcentral.com and www.apartmentsearch.com) customer call centers and walk-in locations. The apartment locator service, which was begun in 2001 as CORT’s Relocation Central Corporation subsidiary and marketed to individuals, has not operated profitably since inception. In order to trim operating costs, its operations were reorganized and, by yearend 2004, absorbed into CORT’s. CORT’s apartment locator service, which was originally intended mainly to lead to increased furniture rentals, now relies more on internet traffic and less on walk-in locations. In consideration of its national presence and expertise in filling a need of the business community, late in 2006 CORT began marketing its relocation service, designed specifically for renters, to Fortune 2000 companies as a comprehensive, seamless solution to their employee-relocation needs. In addition to providing rental furniture, CORT provides assistance with all aspects of employee rental-related relocations, from guiding city tours, to arranging for movers, locating temporary or long-term housing, assisting with settling in and other ancillary services. Through its network of foreign contacts, CORT also provides such services internationally. Although the relocation business is competitive, it is believed that CORT is well positioned to expand these services due not only to its national presence and liquidity, but also because the business reputation of Berkshire Hathaway, its ultimate parent, gives it entrée into the offices of many prospective customers, and thus a competitive advantage.
      The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional competitors, as well as a number of smaller regional and local rent-to-rent competitors. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. It is believed that the principal competitive factors in the furniture rental industry are product value, furniture condition, the extent of furniture selection, terms of the rental agreement, speed of delivery, exchange privileges, options to purchase, deposit requirements and customer service.
      The majority of CORT’s furniture sales revenue is from its clearance center sales. The remaining furniture sales revenue is derived principally from lease conversions and sales of new furniture. The sale of previously leased furniture allows CORT to control inventory quantities and to maintain inventory quality at showroom level. On the average, furniture is typically sold through the clearance centers three years after its initial purchase. With respect to sales of furniture through its clearance centers, CORT competes with numerous new and used furniture retailers, some of which are larger than CORT. Wesco management believes that price and value are CORT’s principal competitive advantages in this activity.
      CORT has approximately 2,400 full-time employees, including 61 union members. Management considers labor relations to be good.
INDUSTRIAL SEGMENT
      Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.
      The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 23 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume of approximately 13 million tons of comparable products. Precision Steel competes not only with other service centers but also with mills that supply metal to the service centers. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by imports, a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.
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
      Steel service raw materials are obtained principally from major domestic steel mills, and their availability had generally been good until approximately three years ago, when the market drifted into near chaos caused by shortages. Consolidation and downsizing at the mill level, coupled with unanticipated demand for steel due to a higher level of manufacturing activity, resulted in extended mill lead times and limitations placed on order quantities by the producing mills. Although conditions have recently become less difficult, Precision Steel’s service centers maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.
      The industrial segment businesses are subject to economic cycles and other factors. These businesses are not dependent on a few large customers. The backlog of steel service orders decreased to $4.1 million at December 31, 2006 from $6.0 million at December 31, 2005. The 2005 figure included an extraordinarily high $0.9 million order for industrial supplies shipped early in 2006 to a customer of Precision Brand.
      There are 202 full-time employees engaged in the industrial segment businesses, 40% of whom are members of unions. Management considers labor relations to be good.
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
AVAILABLE INFORMATION
      Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, may be accessed soon after they are electronically filed with the Securities and Exchange Commission (“SEC”), through Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.
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
      Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, Chairman of the Board of Directors, President and CEO of Wesco, and Vice Chairman of the Board of Directors of Berkshire Hathaway, age 83, in consultation with Warren E. Buffett, Chairman of the Board of Directors and CEO of Berkshire Hathaway, age 76. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a materially adverse effect on the Company. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who are capable of being CEO of Berkshire, Wesco’s parent company. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its Board continually monitors this matter and could alter its current view in the future. Management of Wesco believes that the Berkshire Board’s succession plan mitigates this risk.
Unless Wesco can reinvest a large amount currently invested in cash equivalents at attractive returns, future returns on shareholders’ equity will probably be less than those of the past.
      Wesco’s consolidated balance sheet reflects total assets of $3.0 billion as of yearend 2006. Of that amount, more than $1 billion has been invested in cash equivalents and fixed-maturity investments since early in 2003. Unless those funds can be attractively reinvested in acquisitions, equity securities or other long-term instruments of the type that have been principally responsible for the long-term growth of Wesco’s shareholders’ equity, future returns on shareholders’ equity will probably be less than those of the past. Due to the current size of Wesco and its parent, Berkshire Hathaway, Wesco’s opportunities for growing shareholders’ equity are unlikely to be as attractive as in the past.
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
      Compared to other insurers, Wesco’s insurance subsidiaries may keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the stock market or in the price of major investees could produce a large decrease in Wesco’s shareholders’ equity, and could precipitate recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a materially adverse effect on Wesco’s book value per share, and could affect the price at which Wesco shares are traded.
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
In addition to the foregoing risk factors inherent in Wesco’s operations, Wesco’s shareholders face a market liquidity risk because the daily trading volume of Wesco’s shares on the American Stock Exchange is relatively low.
      In addition to the risks facing Wesco in its business operations, investors wishing to purchase or sell shares of its capital stock face market price risks because the daily AMEX trading volume of Wesco’s shares is relatively low. An order for the purchase or sale of a large number of Wesco shares could significantly affect the price at which the order is executed.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      CORT leases 16,212 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters under a lease which will expire in 2012.
      CORT carries out its rental, sales and warehouse operations in metropolitan areas in 32 states and the District of Columbia through 167 facilities, of which 18 were owned and the balance leased as of December 31, 2006. The leased facilities’ lease terms expire at dates ranging from 2007 to 2017. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of yearend 2006 ranged in size from 2,500 to 10,388 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.
      MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 420 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco at market rental rates. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2017. Adjacent to the building and garage is a parcel on which MS Property is nearing completion of a multi-story, 28-unit, luxury condominium building. MS Property is seeking city approval of its plans to build another multi-story luxury condominium building on a vacant parcel of land it owns in the next block.
      MS Property also owns several buildings that are leased to various small businesses in a small shopping center in Southern California.
      Wes-FIC’s place of business is the Omaha, Nebraska headquarters office of NICO.
      KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires June 30, 2012.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities
      Throughout 2006, Wesco’s capital stock was listed on the American Stock Exchange and on the NYSE Arca Exchange (previously, the Pacific Exchange). Effective as of yearend 2006, in order to reduce duplicative administrative burdens and costs, Wesco withdrew its shares from listing on the NYSE Arca Exchange.
      The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2006 and 2005, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2006			2005

	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$411	$377	$0.365	$405	$369	$0.355
June 30	408	361	0.365	388	341	0.355
September 30	437	367	0.365	360	330	0.355
December 31	505	429	0.365	395	339	0.355

			$1.460			$1.420

      There were approximately 440 shareholders of record of Wesco’s capital stock as of the close of business on February 14, 2007. It is estimated that approximately 6,000 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.
      Wesco did not purchase any of its own equity securities during 2006.

Item 6.	Selected Financial Data
      Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2006 consolidated financial statements appearing elsewhere in this report. (Amounts are in thousands except for amounts per share.)

	December 31,

	2006	2005	2004	2003	2002

Assets:
Cash and cash equivalents	$1,257,351	$1,194,113	$1,161,163	$1,052,462	$349,812
Investments — Securities with fixed maturities	81,861	74,441	94,299	167,390	827,537
Marketable equity securities	1,040,550	884,673	759,658	754,634	626,768
Accounts receivable	60,386	53,987	46,007	60,168	67,425
Rental furniture	182,846	187,572	171,983	163,699	187,480
Goodwill of acquired businesses	266,607	266,607	266,607	266,607	266,203
Other assets	80,704	67,118	71,818	73,435	81,750

Total assets	$2,970,305	$2,728,511	$2,571,535	$2,538,395	$2,406,975

Liabilities:
Insurance losses and loss adjustment expenses — Affiliated business	$29,761	$19,697	$14,910	$67,416	$50,299
Unaffiliated business	48,549	42,283	41,252	35,110	22,766
Unearned insurance premiums — Affiliated business	14,062	12,301	14,118	8,646	23,115
Unaffiliated business	15,298	16,092	11,223	20,347	25,566
Deferred furniture rental income and security deposits	20,440	22,204	20,358	19,835	21,562
Accounts payable and accrued expenses	48,258	52,587	51,501	48,931	45,122
Notes payable	38,200	42,300	29,225	12,679	32,481
Income taxes payable, principally deferred	355,399	290,615	272,005	247,241	227,902

Total liabilities	$569,967	$498,079	$454,592	$460,205	$448,813

Shareholders’ equity:
Capital stock and additional paid-in capital	$33,324	$33,324	$33,324	$33,324	$30,439
Unrealized appreciation of investments, net of taxes	344,978	256,710	427,690	426,542	374,571
Retained earnings	2,022,036	1,940,398	1,655,929	1,618,324	1,553,152

Total shareholders’ equity	$2,400,338	$2,230,432	$2,116,943	$2,078,190	$1,958,162

Per capital share	$337.14	$313.27	$297.33	$291.89	$275.03

	Year Ended December 31,

	2006	2005	2004	2003	2002

Revenues:
Furniture rentals	$324,300	$303,485	$275,378	$275,949	$309,341
Sales and service revenues	139,058	141,749	139,130	130,301	127,758
Insurance premiums earned —
Affiliated business	32,643	32,450	19,371	47,818	23,768
Unaffiliated business	21,506	17,032	35,218	58,833	40,859
Dividend and interest income	84,504	56,792	36,844	44,763	70,652
Realized net investment gains	—	333,241	—	53,466	—
Other	3,716	3,541	3,372	3,187	3,299

	605,727	888,290	509,313	614,317	575,677

Costs and expenses:
Cost of products and services sold	154,218	153,402	146,783	144,725	145,677
Insurance losses and loss adjustment expenses —
Affiliated business	21,401	11,990	(2,251)	34,599	17,666
Unaffiliated business	9,944	9,482	22,209	27,703	21,157
Insurance underwriting expenses — Affiliated business	7,566	6,611	6,646	9,490	8,703
Unaffiliated business	7,294	6,832	5,458	10,705	11,210
Selling, general and administrative	265,327	262,594	261,434	278,090	288,353
Interest expense	2,711	1,575	799	749	1,994

	468,461	452,486	441,078	506,061	494,760

Income before income taxes and minority interest	137,266	435,804	68,235	108,256	80,917
Income taxes	45,233	141,225	20,808	34,852	28,199
Minority interest in net loss of subsidiary	—	—	—	(1,307)	—

Net income	$92,033	$294,579	$47,427	$74,711	$52,718

Amounts per capital share:
Net income	$12.93	$41.37	$6.66	$10.49	$7.40
Cash dividends	1.46	1.42	1.38	1.34	1.30

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
      In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.
OVERVIEW
      The principal goal of Wesco’s management is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions, nor do fluctuations in annual net income. To accomplish desired growth, a high priority is placed on the purchases of companies having excellent economic characteristics, run by outstanding managers. Management strives also to invest in common stocks of outstanding publicly traded companies at prices deemed reasonable. In the event that such investments are not available, as has often been the case in recent years, capital is preserved through investments principally in high-quality cash equivalents and securities of the U.S. Government and its agencies.
      Wesco’s operating businesses are managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Wesco’s management in the day-to-day business activities of the operating businesses. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire Hathaway, and consults with Warren E. Buffett, Chairman and Chief Executive Officer of Berkshire Hathaway, with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of Wesco’s operating units, subject to ultimate approval of Wesco’s Board of Directors.
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
Financial Condition
      Wesco continues to have a strong balance sheet at December 31, 2006, with relatively low debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past three years following sales, maturities and redemptions of fixed-maturity investments, the proceeds from which have not yet been reinvested for the long term.
      Wesco’s equity investments are in strong, well-known companies. The practice of concentrating in a few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire Hathaway, who consult with respect to Wesco’s investments and major capital allocations.
Results of Operations
      Wesco’s consolidated net income has often fluctuated significantly from year to year as a result of the realization of gains on investments. Although there were no realized gains or losses in 2006 or 2004, Wesco’s consolidated net income for 2005 included realized investment gains of $333.2 million ($216.6 million, after income taxes) resulting principally from the exchange of common shares of the Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with PG’s acquisition of Gillette in the fourth quarter of 2005. The varying effect upon Wesco’s pre-tax and net income is evident on the face of the consolidated statement of income. The amount of realized gain or loss has no predictive value and variations in amount from period to period have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco’s consolidated investment portfolio at each balance sheet date.
      Wesco’s 2006 after-tax income, excluding realized investment gains, increased by $14.1 million for the year, due mainly to improved operating results of the furniture rental business and increased investment income earned by the insurance businesses, partially offset by decreased net underwriting gains.
FINANCIAL CONDITION
      Wesco’s shareholders’ equity at December 31, 2006 was $2.40 billion ($337.14 per share), up $169.9 million from the $2.23 billion ($313.27 per share) at December 31, 2005. Wesco’s consolidated balance sheet reflects investments carried at fair values, with unrealized appreciation, net of deemed applicable income taxes, included as a component of shareholders’ equity. Upon completion of PG’s acquisition of Gillette on October 1, 2005, the after-tax gain of $216.1 million, which had been included in the unrealized gain component at September 30, 2005, was reclassified to retained earnings, another component of Wesco’s shareholders’ equity. Principally as a result, unrealized appreciation, which amounted to 20.2% of shareholders’ equity at December 31, 2004, declined to 11.5% of shareholders’ equity at December 31, 2005, without significant economic effect. The unrealized gain component of Wesco’s shareholders’ equity at December 31, 2006, amounted to 14.4%. The increase in the figure for the year resulted principally from appreciation in fair values of investments.
      Wesco’s consolidated borrowings totaled $38.2 million at December 31, 2006 versus $42.3 million at December 31, 2005. Of these amounts, $38.0 million and $42.1 million related to a $100 million revolving credit facility used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $147.4 million of operating lease and other contractual obligations at December 31, 2006, versus $145.2 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)
      Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2006 totaled $78.3 million versus $62.0 million at December 31, 2005. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.
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
      The consolidated data in the second table in Item 6 are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net investment gains, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,

	2006	2005	2004

Insurance segment:
Underwriting	$5,164	$11,798	$14,618
Investment income	58,528	39,068	26,302
Furniture rental segment	26,884	20,676	5,022
Industrial segment	1,211	1,198	1,094
Nonsegment items other than investment gains	246	5,233	391
Realized investment gains	—	216,606	—

Consolidated net income	$92,033	$294,579	$47,427

      In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed.

Insurance Segment
      Wesco engages in both primary insurance and reinsurance of property and casualty risks through Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway, Wesco’s ultimate parent company. In reinsurance activities, defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities are assumed. In primary insurance activities, defined portions of the risks of loss from persons or organizations that are directly subject to the risks are assumed. For purposes of the following discussion, the results have been disaggregated between reinsurance and primary insurance activities. Following is a summary of the insurance segment’s underwriting activities. (Amounts are in thousands.)

	Year Ended December 31,

	2006	2005	2004

Insurance premiums written —
Reinsurance	$35,710	$29,054	$24,313
Primary	19,800	21,199	20,729

Total	$55,510	$50,253	$45,042

Insurance premiums earned —
Reinsurance	$33,323	$28,338	$34,217
Primary	20,826	21,144	20,372

Total	54,149	49,482	54,589
Insurance losses, loss adjustment expenses and underwriting expenses	46,205	34,916	32,099
Underwriting gain, before income taxes —
Reinsurance	2,538	6,857	17,146
Primary	5,406	7,709	5,344

Total	7,944	14,566	22,490
Income taxes	2,780	2,768	7,872

Underwriting gain	$5,164	$11,798	$14,618

      The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Under the aviation-related contracts, written premiums for 2006, 2005 and 2004 totaled $35.7 million, $29.1 million and $26.6 million and earned premiums were $33.3 million, $28.3 million and $28.0 million. The increases of 22.7% in written premiums and 17.6% in earned premiums under these contracts for 2006 were attributed principally to the 25%-higher level of Wes-FIC’s participation in the hull and liability pools in the current year as well as an increase in the volume of business written by the workers’ compensation pool. Prices in certain aviation markets have been declining, resulting in fewer opportunities to write business at prices considered acceptable. Of the increases of 9.4% in aviation-related written premiums and 1.1% in earned premiums for 2005, slightly higher volume and improved pricing were responsible for about half; the entry into the workers’ compensation pool in 2005 accounted for the remainder of the increase in written and earned premiums. Because insurance premiums are amortized into income ratably over the coverage period, fluctuations in earned premiums essentially follow the fluctuations of written premiums. Reinsurance activities have fluctuated from year to year as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire and otherwise. The level of business written in future periods will vary, perhaps materially, based also upon market conditions and management’s assessment of the adequacy of premium rates.
      Until late 2004, Wes-FIC participated in a multi-year contract covering certain multi-line property and casualty risks of a large, unaffiliated insurer under a contract entered into in 2000. That contract was commuted in the fourth quarter of 2004, at which time Wes-FIC paid the ceding company $43.1 million, representing all unearned premiums, reduced by unamortized costs and expenses. After the commutation, Wes-FIC’s obligation to indemnify with respect to any further insurance losses under the contract ceased. Under the contract, there was a net reduction in written premiums of $2.3 million for 2004; earned premiums were $6.2 million.
      Written primary insurance premiums decreased by $0.3 million (1.5%) for 2006, after having increased by $0.5 million (2.3%) for 2005, from the comparable 2004 figure. Earned premiums decreased $0.3 million (1.5%) for 2006, after having increased $0.8 million (3.8%) for 2005. Increased costs of KBS’s reinsurance purchases in 2006, and intensified price competition, were the principal factors responsible for the decreases in written and earned primary insurance premiums for 2006. The increases in written and earned primary insurance premiums for 2005 were attributed principally to growth in volume of bank deposit guarantee bonds.
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

Primary insurance — Property and casualty loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS. Reserve amounts are estimated by its management on a case-by-case basis, and estimates of IBNR reserves, which amounted to $7.1 million at yearend 2006, 2005 and 2004, are based on management’s judgment of the impact of current trends and other factors. Because of the low volume of losses reported annually, KBS management is intimately familiar with each, negating the need for extended actuarial studies and broad estimates of the nature typically performed by large primary insurers whose business volume requires such procedures for the development of their loss data. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.
      For 2006, 2005 and 2004, reinsurance generated underwriting gains of $2.5 million, $6.9 million and $17.1 million, before income taxes. The 2006 figure reflects the softening of prices in terms of premiums charged throughout 2006, as well as increased aviation losses and related expenses resulting mainly from an increase in claims in the second half of the year. The 2005 figure reflects estimated losses of $0.7 million related to Hurricane Katrina, which struck the Gulf Coast of the United States in the third quarter. Included in the 2004 figure was a pre-tax underwriting gain of $11.0 million (including $10.7 million in the fourth quarter) associated with the aforementioned commuted contract as well as an estimated loss of $0.5 million relating to hurricanes that struck the Southeastern United States that year. Excluding underwriting results attributable to the commuted contract in 2004, pre-tax underwriting gains from reinsurance for that year amounted to $6.2 million. The underwriting gains include favorable (unfavorable) reserve development of ($0.4 million) for 2006, comprised of unfavorable development of $1.7 million attributable to the aviation-related contracts, partially offset by $1.3 million of favorable development for a contract whose coverage period ended in 1989; $0.7 million for 2005, attributable to the aviation-related contracts; and $0.6 million for 2004, consisting of favorable development of $2.6 million relating to a contract whose coverage period expired in 1989, less $2.0 million of unfavorable aviation-related reserve development.
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
      Excluding the results from the contract commuted in 2004, combined ratios from reinsurance activities were 94.0%, 75.9% and 77.8% for 2006, 2005 and 2004, which management considers to have been favorable. The 2006 figure reflects mainly the detrimental effects caused by the softening of premium rates, as well as less favorable claims experience with respect to the hull and liability contracts, whose participation increased by 25 percent for that year. The 2005 figure reflects estimated losses of $0.7 million, before taxes, related to Hurricane Katrina.

      Underwriting results from primary insurance have also been favorable but have fluctuated from year to year as shown in the preceding table, due to timing and volatility of losses incurred. In 2006, pre-tax underwriting results declined by $2.3 million (29.9%), after having improved by $2.4 million (30.7%) for 2005. KBS’ combined ratios, net of unfavorable loss development of $0.0 million for 2006, and $0.6 million each for 2005 and 2004, were 73.8%, 58.8% and 74.9% for those respective years.
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
      Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. It should be noted that the commutation of the multi-line property and casualty contract in 2004 resulted in the return to the ceding company of all remaining liability relating to the terrorist activity of September 11, 2001. In spite of partial relief provided to the insurance industry by the Terrorism Risk Insurance Act, enacted in 2002 and amended by the Terrorism Risk Extension Act of 2005, Wes-FIC is exposed to insurance losses from terrorist events. Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted. Management, however, does not believe it likely that, on a worst-case basis, Wesco’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect. Losses from terrorism could, however, significantly impact Wesco’s periodic reported earnings.
      Other industry concerns in recent years have been exposures to losses relating to environmental contamination and asbestos. Management currently believes such exposures to be minimal.
      Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Year Ended December 31,

	2006	2005	2004

Investment income, before taxes	$83,441	$55,889	$36,058
Income taxes	24,913	16,821	9,756

Investment income, after taxes	$58,528	$39,068	$26,302

      Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Pre-tax investment income increased $27.6 million (49.3%) for 2006, and $19.8 million (55.0%) for 2005, from the corresponding prior year figures. These increases were due principally to higher interest rates earned on short-term investments. Dividend income improved slightly in each year.
      The foregoing figures demonstrate the dramatic effect of the increases in short-term interest rates in the United States since mid-2004. Rates increased from approximately 2%, to approximately 5%, and have recently become relatively stable. Changes in rates in 2007 are not likely to affect investment income of the segment as dramatically or significantly as the changes since 2004. The Company continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings. However, absent such opportunities, investment income is likely to remain relatively stable.

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

	Year Ended December 31,

	2006	2005	2004

Revenues:
Furniture rentals	$324,300	$303,485	$275,378
Furniture sales	69,551	72,394	67,772
Service fees	6,454	8,021	10,844

	400,305	383,900	353,994

Cost of rentals, sales and fees	101,605	102,032	96,266
Selling, general and administrative expenses	252,657	250,542	249,319
Interest expense	2,711	1,575	799

	356,973	354,149	346,384

Income before income taxes	43,332	29,751	7,610
Income taxes	16,448	9,075	2,588

Segment net income	$26,884	$20,676	$5,022

      Furniture rental revenues for 2006 increased $20.8 million (6.9%) from those of 2005, after increasing $28.1 million (10.2%) for 2005, from those of 2004. Excluding rental revenues from trade shows and locations not in operation throughout each year, rental revenues for 2006 increased 4.9% from those of 2005, following an increase of approximately 8.6% in the preceding year. The number of furniture leases outstanding at yearend 2006 was about 5.1% lower than at yearend 2005, following a decline of 3.8% in the preceding year. The decrease for 2006 was attributed mainly to softening of the housing market, which led to lower residential demand; the decrease for 2005 was attributed principally to non-renewals by customers of a competitor acquired in the later half of 2004. Despite the continued decline in the number of furniture leases, the furniture rental segment has experienced continued revenue growth in the past two years due mainly to improved pricing and, in 2006, to increased tradeshow demand.
      Furniture sales revenues decreased 3.9% in 2006 following an increase of 6.8% in 2005. The sales volume is dependent on several factors, including the selection and quantity of furniture available for sale, as well as initiatives taken by management from time to time mainly through reduced selling prices. The decrease in revenues in 2006 was attributed to a variety of factors, principally the softening of the housing market and the closing of one retail location. The increase in furniture sales revenues in 2005 was attributed principally to a stronger economy as well as the initiatives taken during the year to reduce inventory. The year-to-year fluctuations are not considered significant.
      Service fees for 2006 decreased $1.6 million (19.5%) from those reported for 2005, and by $2.8 million (26%) in 2005 from those of 2004. The decline in service fee revenues in recent years was principally the result of the effort to significantly reduce apartment locator-related losses by reducing apartment locator-related costs. The decreases in service fee revenues have been more than offset by reductions in related costs and expenses. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. In the fourth quarter of 2006 CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this specialty towards corporate relocation departments (see Item 1, Business).
      Cost of rentals, sales and fees amounted to 25.4% of revenues for 2006, versus 26.6% for 2005 and 27.2% for 2004. The decreasing costs as percentages of revenues have been due principally to revenue growth and improvement in revenue mix, with a larger percentage of each successive year’s revenue attributable to furniture rentals, which has a higher margin than furniture sales.
      Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $252.7 million for 2006, up 0.9% from the $250.5 million incurred for 2005, following an increase of 0.5% from the $249.3 million incurred for 2004. The increase in these expenses in 2006 was attributed principally to personnel-related expenses and advertising costs, offset by a decrease in restructuring expenses related to the apartment locator business. In 2005, total operating expenses remained relatively stable due mainly to aggressive restructuring of the apartment locator-related expenses, employee headcount management and substantial improvements in occupancy expenses, essentially offset by an increase in transportation and storage costs primarily associated with the increase in the cost of fuel. Operating expenses as percentages of revenues decreased to 63.1% in 2006 from 65.7% in 2005 and 70.7% in 2004.
      Furniture rental segment net income amounted to $26.9 million in 2006, $20.7 million in 2005 and $5.0 million in 2004. The improvements in each succeeding year resulted significantly from increasing revenues, changes in revenue mix, and the continued focus on controlling operating expenses.
      The furniture segment’s tax provision and net income for the year ended December 31, 2005 benefited by $2.1 million relating to an adjustment of a prior year tax reserve.
Industrial Segment
      Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,

	2006	2005	2004

Revenues, principally sales and services	$63,053	$61,334	$60,514

Income before income taxes	$1,918	$2,056	$1,758
Income taxes	707	858	664

Segment net income	$1,211	$1,198	$1,094

      For several years prior to 2004, the operations of the industrial segment suffered due to various factors including the following: a prolonged economic downturn, a shift of production by many manufacturers from domestic to overseas facilities, periodic shortages of product from domestic mills, and extraordinary competitive pressures. Not only was there a decline in the number of orders placed, but there was also a trend towards smaller-sized orders. The severity of the impact on the industrial segment’s business is demonstrated by the fact that average annual segment revenues of $47.7 million for the years 2001 through 2003 were down 27% from those reported for 1998 through 2000.
      At the beginning of 2004, a shortage of raw materials from domestic mills produced near chaos in the steel service industry. Customers wishing to avoid running out of stock accelerated their purchasing, exacerbating the tumult. As the year progressed, domestic steel mills were operating at capacity and imported steel was not readily available. These and other factors enabled the mills to raise prices, place limits on order quantities and extend delivery times. Precision Steel reacted by passing the price increases, plus normal mark-ups, on to its customers. Thus, for the year 2004, pounds of steel products sold increased 14.5% and segment revenues increased $14.4 million (31.2%); pre-tax and net income improved by $3.3 million and $2.0 million, respectively, over pre-tax and after-tax losses realized by Precision Steel in 2003.
      Throughout 2005, supplies of product from domestic mills became more readily available, demand softened, competitive pressures increased, and mills lowered prices, although such prices remained approximately 40% higher than they had been two years earlier. Segment revenues for 2005 increased $0.8 million, or 1.4%, from those of 2004, despite a year-to-year 8.6% decrease in pounds of steel sold.
      The year 2006 started out well; volume for the first quarter increased by 9.9% over the comparable figure for the first quarter of 2005; however, as the year progressed, increasing competitive pressures and a slowdown in domestic manufacturing activity caused volume to decline and, by yearend, volume for the year, in terms of pounds sold, was 0.4% lower than for 2005. Segment revenues, however, increased by $1.7 million (2.8%) for the year. Approximately half of the increase was attributable to an extraordinarily large sale of toolroom supplies to a single customer by Precision Steel’s Precision Brand Products subsidiary in the first quarter. Excluding that transaction, segment revenues for 2006 increased by $0.8 million (1.3%) over those of 2005. A change in the mix of products sold was principally responsible for the anomalous increase in revenues.
      For 2006, pre-tax income decreased by $0.1 million from the corresponding 2005 figure, while net income remained approximately unchanged. For 2005, pre-tax income increased by $0.3 million, and net income increased by $0.1 million. Precision Steel’s cost of products sold percentage is very sensitive to current changes in the cost of materials purchased, because it carries its inventories at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. Cost of products sold included adverse LIFO inventory accounting adjustments of $1.0 million ($0.6 million, after income taxes) for 2006, $0.3 million ($0.2 million, after income taxes) for 2005 and $2.9 million ($1.8 million, after income taxes) for 2004. Despite these adjustments, cost of sales, which, in previous years tended to fluctuate more dramatically from year to year than in recent years, amounted to 83.4%, 83.8% and 83.5% of revenues for 2006, 2005 and 2004, reflecting mainly customers’ acceptance of price increases in view of periodic metal shortages. Despite improved results in recent years, management is concerned that the steel warehouse business may revert to the difficult times that prevailed prior to 2004.
      As explained in Note 10 to the consolidated financial statements, Precision Steel and a subsidiary are involved in environmental litigation, the ultimate cost of which is difficult to estimate. The foregoing segment operating results reflect costs relating to this matter, less insurance reimbursements received, as follows: net costs of $0.5 million ($0.3 million, after taxes) for 2006 and $0.4 million ($0.2 million, after taxes) for 2004, and a net benefit of $0.1 million ($0.0 million, after taxes) for 2005. Had it not been for these environmental litigation-related costs and benefit, pre-tax and net income reported for the industrial segment for 2006 would have increased by $0.6 million ($0.4 million, after taxes) for 2006, and by $0.5 million ($0.3 million, after taxes) for 2005, over the segment net income figures reported for each respective prior year.
      Management anticipates that additional provisions and legal fees with respect to environmental remediation may be required in the future. However, as of December 31, 2006, it was not possible to reasonably estimate the amount, if any, of additional costs or a range of costs, that may be required in connection with the matter. Although management does not anticipate that the ultimate impact of such provisions and costs, net of future insurance recoveries, if any, will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.

Unrelated to Business Segment Operations
      Set forth below is a summary of items increasing or decreasing Wesco’s consolidated net income that are viewed by management as unrelated to the operations of the insurance, furniture rental and industrial segments. (Amounts are in thousands.)

	Year Ended December 31,

	2006	2005	2004

Realized investment gains, before income tax effect	$—	$333,241	$—
Income taxes	—	116,635	—

Realized investment gains	$—	$216,606	$—

Other nonsegment items — Rental income from commercial real estate	$3,716	$3,541	$3,372
Dividend and interest income	1,063	903	786
Real estate and general and administrative expenses	(4,918)	(4,143)	(3,816)

Income (loss) before income taxes	(139)	301	342
Income taxes	385	(4,932)	(49)

Net income from other nonsegment activities	$246	$5,233	$391

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
      Wesco’s consolidated 2005 earnings contained net realized investment gains of $333.2 million ($216.6 million, after taxes). Of that amount, $216.1 million, after taxes, resulted from Wesco’s non-cash exchange of common shares of The Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with the purchase of Gillette by PG in the fourth quarter. The $332.5 million excess of fair value of the shares exchanged over Wesco’s original cost basis was recorded by Wesco as a realized investment gain on October 1, the date of the transaction, as required under generally accepted accounting principles. Although the gain had a material impact on Wesco’s reported earnings for the fourth quarter of 2005, there was no effect on shareholders’ equity. Wesco carried its investment in Gillette at market value with unrealized gains reflected, net of potential income tax effect, in the net unrealized appreciation component of its shareholders’ equity, as of September 30, 2005. Federal income taxes are not currently payable as a result of the exchange. No investment gains or losses were realized in 2006 or 2004.
      Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses — plus or minus income taxes related to such items. These taxes do not typically correlate well with total pre-tax income, principally because dividend income is taxed at a very low rate. Additionally, in the fourth quarter of 2005, Wesco and its MS Property Company subsidiary reduced their liabilities for deferred income taxes by an aggregate of $4.9 million. That amount is reflected as a reduction of income tax expense of activities unrelated to business segments, shown in the preceding table, as well as an increase in after-tax income, for the fourth quarter as well as the year.
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
      Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations as of December 31, 2006 follows. (Amounts are in thousands.)

		Payments Due

	Total	2007	2008-2009	2010-2011	Subsequently

Notes payable, including interest	$38,549	$38,349	$—	$—	$200
Operating lease obligations	105,285	25,503	40,751	24,620	14,412
Payment of insurance losses and loss adjustment expenses*	78,310	78,310	—	—	—
Purchase obligations, other than for capital expenditures	14,226	13,051	1,137	38	—
Construction of condominiums	22,710	22,710	—	—	—
Other, principally deferred compensation	5,176	537	38	—	4,600

Totals	$264,256	$178,460	$41,926	$24,658	$19,212

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

Use of Estimates in Preparation of Financial Statements
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.
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
      Wesco’s consolidated balance sheet contains substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Apart from investments, the consolidated balance sheet at December 31, 2006 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as those relating to changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.
EQUITY PRICE RISK
      Wesco’s consolidated balance sheet at December 31, 2006 contained $1.04 billion of marketable equity securities stated at market value, up from $885 million one year earlier. The increase was due to an increase in market values as well as the purchase of securities at cost of $18.9 million during 2006. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2006, two investments comprised 78% of the carrying value of the consolidated equity portfolio.) In addition, the businesses represented by the equity investments are exposed to risks related to other markets. The two largest holdings of the consolidated group at December 31, 2006 ($807 million, combined) were common stocks of The Procter & Gamble Company and The Coca-Cola Company, both of which have global operations and thus are subject to changes in foreign currency exchange rates. These and other market risks to which these investees are subject, such as commodity price fluctuations, are required, where material, to be reported upon in the filings these companies make with the SEC, which are available to the public.
      Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above-average levels of shareholders’ equity as well as much liquidity to provide a margin of safety against short-term equity price volatility.
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
      The following table summarizes Wesco’s equity price risks as of December 31, 2006 and 2005. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2006		December 31, 2005

	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$1,040,550	$1,040,550	$884,673	$884,673
Hypothetical	1,352,716	728,385	1,150,075	619,271
Shareholders’ equity —
As recorded	2,400,338	2,400,338	2,230,432	2,230,432
Hypothetical	2,603,245	2,197,430	2,402,943	2,057,921

      The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.
INTEREST RATE RISK
      Wesco’s consolidated balance sheet at December 31, 2006 contained $1.26 billion of cash and cash equivalents and $82 million of securities with fixed maturities stated at fair value, versus $1.19 billion of cash and cash equivalents and $74 million of securities with fixed maturities one year earlier. Consequently, market value risks with respect to interest-rate movements or other factors as of December 31, 2006 are considered insignificant.
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
      Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported in Item 1A, Risk Factors, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.

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

	Schedule	Page
Financial Statement Schedule	Number	Number(s)

Condensed financial information of Wesco — December 31, 2006 and 2005, and years ended December 31, 2006, 2005 and 2004	I	59-60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable, as there were no such changes or disagreements.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure.
      There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2006.
      Wesco’s independent registered public accounting firm has audited our assessment of internal control over financial reporting as of December 31, 2006. Their report appears immediately below.

WESCO FINANCIAL CORPORATION
Pasadena, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wesco Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
Omaha, Nebraska
February 27, 2007

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 9, 2007 (the “2007 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation
      The information set forth in the sections “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2007 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Executive Officers,” “Director Compensation,” “Corporate Governance” and “Compensation Discussion and Analysis” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth in the section “Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated herein by reference.

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

      32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
      Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2006. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.
      The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.
SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board and President (principal executive officer)	February 27, 2007

By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	February 27, 2007

/s/ Robert E. Denham
Robert E. Denham Director	February 27, 2007

/s/ Robert T. Flaherty
Robert T. Flaherty Director	February 27, 2007

/s/ Peter D. Kaufman
Peter D. Kaufman Director	February 27, 2007

/s/ Charles T. Munger
Charles T. Munger Director	February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California
      We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework IIissued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Omaha, Nebraska
February 27, 2007

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2006	2005

ASSETS
Cash and cash equivalents	$1,257,351	$1,194,113
Investments:
Securities with fixed maturities	81,861	74,441
Marketable equity securities	1,040,550	884,673
Accounts receivable	60,386	53,987
Rental furniture	182,846	187,572
Goodwill of acquired businesses	266,607	266,607
Other assets	80,704	67,118

	$2,970,305	$2,728,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses —
Affiliated business	$29,761	$19,697
Unaffiliated business	48,549	42,283
Unearned insurance premiums —
Affiliated business	14,062	12,301
Unaffiliated business	15,298	16,092
Deferred furniture rental income and security deposits	20,440	22,204
Accounts payable and accrued expenses	48,258	52,587
Notes payable	38,200	42,300
Income taxes payable, principally deferred	355,399	290,615

	569,967	498,079

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Accumulated other comprehensive income	344,978	256,710
Retained earnings	2,022,036	1,940,398

Total shareholders’ equity	2,400,338	2,230,432

	$2,970,305	$2,728,511

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,

	2006	2005	2004

Revenues:
Furniture rentals	$324,300	$303,485	$275,378
Sales and service revenues	139,058	141,749	139,130
Insurance premiums earned —
Affiliated business	32,643	32,450	19,371
Unaffiliated business	21,506	17,032	35,218
Dividend and interest income	84,504	56,792	36,844
Realized investment gains	—	333,241	—
Other	3,716	3,541	3,372

	605,727	888,290	509,313

Costs and expenses:
Cost of products and services sold	154,218	153,402	146,783
Insurance losses and loss adjustment expenses —
Affiliated business	21,401	11,990	(2,251)
Unaffiliated business	9,944	9,482	22,209
Insurance underwriting expenses —
Affiliated business	7,566	6,611	6,646
Unaffiliated business	7,294	6,832	5,458
Selling, general and administrative expenses	265,327	262,594	261,434
Interest expense	2,711	1,575	799

	468,461	452,486	441,078

Income before income taxes and minority interest	137,266	435,804	68,235
Income taxes	45,233	141,225	20,808

Net income	$92,033	$294,579	$47,427

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$12.93	$41.37	$6.66
Cash dividends	1.46	1.42	1.38

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Year Ended December 31,

	2006	2005	2004

Capital Stock:
Balance at beginning and end of year	$7,120	$7,120	$7,120

Additional Paid-in Capital:
Balance at beginning and end of year	$26,204	$26,204	$26,204

Retained Earnings:
Balance at beginning of year	$1,940,398	$1,655,929	$1,618,324
Net income	92,033	294,579	47,427
Cash dividends declared and paid	(10,395)	(10,110)	(9,822)

Balance at end of year	$2,022,036	$1,940,398	$1,655,929

Accumulated Other Comprehensive Income:
Unrealized appreciation of investments	$136,038	$(263,026)	$1,862
Applicable income taxes	(47,770)	92,046	(714)

Other comprehensive income	88,268	(170,980)	1,148
Accumulated other comprehensive income at beginning of year	256,710	427,690	426,542

Accumulated other comprehensive income at end of year	$344,978	$256,710	$427,690

Comprehensive Income:
Net income	$92,033	$294,579	$47,427
Other comprehensive income	88,268	(170,980)	1,148

Total comprehensive income	$180,301	$123,599	$48,575

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$92,033	$294,579	$47,427
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(25,468)	(24,955)	(25,956)
Investment gains	—	(333,241)	—
Depreciation and amortization	41,732	38,887	36,473
Increase (decrease) in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	10,064	4,787	(52,506)
Unaffiliated business	6,266	1,031	6,142
Increase (decrease) in unearned insurance premiums —
Affiliated business	1,761	(1,817)	5,472
Unaffiliated business	(794)	4,869	(9,124)
Increase in income taxes payable	17,014	110,656	24,050
Other, net	(10,141)	6,605	23,715

Net cash flows from operating activities	132,467	101,401	55,693

Cash flows from investing activities:
Purchases of securities with fixed maturities	(42,804)	(24,368)	(2,907)
Purchases of rental furniture	(80,151)	(97,297)	(76,532)
Purchases of equity securities	(18,856)	(51,886)	—
Proceeds from redemptions and maturities of securities with fixed maturities	34,465	29,676	72,592
Proceeds from sales of securities with fixed maturities	—	11,577	—
Proceeds from sales of rental furniture	70,189	72,000	67,772
Acquisitions of businesses, net of cash and cash equivalents acquired	—	—	(12,704)
Additions to condominium construction in process	(14,905)	(9,029)	(2,236)
Other, net	(2,672)	(2,089)	299

Net cash flows from investing activities	(54,734)	(71,416)	46,284

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	(4,100)	13,100	16,900
Repayment of notes payable, net	—	(25)	(354)
Payment of cash dividends	(10,395)	(10,110)	(9,822)

Net cash flows from financing activities	(14,495)	2,965	6,724

Increase in cash and cash equivalents	63,238	32,950	108,701
Cash and cash equivalents — beginning of year	1,194,113	1,161,163	1,052,462

Cash and cash equivalents — end of year	$1,257,351	$1,194,113	$1,161,163

Supplementary disclosures:
Interest paid during year	$2,589	$481	$375
Income taxes paid (recovered) during year, net	28,484	34,648	(7,142)

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
Accounting pronouncements not yet in effect
      In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which requires expanded disclosure and clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is likely that an examination of the tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Wesco is currently evaluating the impact on its consolidated financial statements of adopting FIN 48. Wesco’s management does not believe that any accounting pronouncements issued to date by the FASB or other applicable authorities and required to be adopted after yearend 2006 are likely to have a material effect on shareholders’ equity.
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
Inventories
      Inventories of $7,942 and $6,376, included in other assets on the accompanying consolidated balance sheet at December 31, 2006 and 2005, are stated at lower of last-in, first-out (“LIFO”) cost
Dollar amounts in thousands except for amounts per share

or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate difference in value between LIFO cost and cost determined under FIFO methods was $9,169 and $8,025 as of December 31, 2006 and December 31, 2005, respectively. LIFO inventory accounting adjustments decreased income before income taxes by $994, $347 and $2,918 ($598, $208 and $1,755, after income taxes) for 2006, 2005 and 2004, respectively.
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
Dollar amounts in thousands except for amounts per share

Note 2.	Investments
      Following is a summary of investments in securities with fixed maturities:

	December 31, 2006		December 31, 2005

		Estimated Fair		Estimated Fair
	Amortized	(Carrying)	Amortized	(Carrying)
	Cost	Value	Cost	Value

Mortgage-backed securities	$39,173	$39,799	$45,569	$47,174
Other, principally U.S. government obligations	42,070	42,062	27,272	27,267

	$81,243	$81,861	$72,841	$74,441

      At yearend 2006 and 2005, the estimated fair values of securities with fixed maturities contained unrealized gains of $633 and $1,606. Unrealized losses at yearend 2006 and 2005 totaled $15 and $6.
      Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2006, by contractual maturity dates.

		Estimated Fair
	Amortized	(Carrying)
	Cost	Value

Due in 2007	$42,070	$42,062
Mortgage-backed securities	39,173	39,799

	$81,243	$81,861

      Following is a summary of investments in marketable equity securities (all common stocks):

	December 31, 2006		December 31, 2005

		Fair		Fair
		(Carrying)		(Carrying)
	Cost	Value	Cost	Value

The Procter & Gamble Company	$424,367	$459,820	$424,367	$414,103
The Coca-Cola Company	40,761	347,670	40,761	290,458
American Express Company	18,108	117,888	18,108	99,992
Other	27,768	115,172	8,912	80,120

	$511,004	$1,040,550	$492,148	$884,673

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
      There were no unrealized losses of equity securities at December 31, 2006. Total unrealized losses of equity securities at December 31, 2005 were $10,264, all of which related to securities in an unrealized loss position for less than twelve months as of that date.
      Realized investment gains are summarized below.

	December 31,	December 31,
	2006	2005

Realized investment gains	$—	$333,255
Realized investment losses	—	(14)

	$—	$333,241

Dollar amounts in thousands except for amounts per share

      Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Note 3.	Accounts Receivable
      Accounts receivable are comprised of the following.

	December, 31	December 31,
	2006	2005

Trade accounts receivable	$62,971	$56,372
Allowance for uncollectible accounts	(2,585)	(2,385)

	$60,386	$53,987

Note 4.	Rental Furniture
      Following is a breakdown of rental furniture:

	December 31,	December 31,
	2006	2005

Cost of rental furniture	$278,177	$275,135
Less accumulated depreciation	(95,331)	(87,563)

	$182,846	$187,572

Note 5.	Goodwill
      At yearends 2006 and 2005, the balance of goodwill carried as an asset on Wesco’s consolidated balance sheet amounted to $266,607, of which $239,616 related to Wesco’s acquisition of CORT, with the balance pertaining to the KBS acquisition. SFAS No. 142 requires that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.
      Because fair value is believed to exceed book value, step two was not required. Fair value is estimated using a variety of techniques and considerable judgment is required. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of future cash flows. This approach is dependent on a number of factors including projections of future earnings and discount rates. Although management believes the determination was based on reasonably conservative estimates, results of future operations are uncertain and potential revisions to the projections of future earnings or discount rates, caused by adverse changes to the underlying long-term economics of the business, could lead to an impairment of all or a portion of goodwill in future periods.
Dollar amounts in thousands except for amounts per share

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
      Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2006	2005	2004

Gross liabilities at beginning of year	$61,980	$56,162	$102,526
Less ceded liabilities	(6,142)	(1,880)	(500)

Net balance at beginning of year	55,838	54,282	102,026

Incurred losses recorded during year —
For current year	30,923	21,507	25,249
For all prior years	422	(35)	(5,291)

Total incurred losses	31,345	21,472	19,958

Payments made during year —
For current year	7,925	7,234	6,238
For all prior years	12,576	12,682	61,464

Total payments	20,501	19,916	67,702

Net liabilities at end of year	66,682	55,838	54,282
Plus ceded liabilities	11,628	6,142	1,880

Gross liabilities at end of year	$78,310	$61,980	$56,162

      Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 12, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2006, reserve development of $422 was attributed principally to $1,703 of unfavorable loss development of aviation-related reinsurance, partially offset by favorable development ($1,284) for a contract whose coverage period ended in 1989. During 2005, reserve development of ($35) was credited to income and was attributed to $683 of favorable loss development of aviation-related reinsurance, less unfavorable development of $648 relating to primary insurance.
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
Dollar amounts in thousands except for amounts per share

Note 7.	Notes Payable and Other Contractual Obligations
      Following is a summary of notes payable, at year end:

	December 31,

	2006	2005

Revolving credit facility	$38,000	$42,100
Other	200	200

	$38,200	$42,300

      The credit facility, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual interest rate on amounts outstanding under the revolving credit facility at yearend 2006 was 5.56% in addition to an annual commitment fee of .075% of the total credit facility. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit facility expires in June 2011. In addition to the $38,000 of loans outstanding at December 31, 2006, the business was contingently liable with respect to letters of credit totaling $10,851.
      Estimated fair values of the notes payable at yearend 2006 and 2005 approximated carrying values of $38,200 and $42,300.
      In addition to recorded liabilities, Wesco at yearend 2006 had operating lease obligations aggregating $105,285 (payable in 2007, $25,503; in 2008, $22,725; in 2009, $18,026; in 2010, $14,553; in 2011, $10,067; and thereafter, $14,411) and other contractual obligations aggregating $80,661. Rent expense amounted to $29,570, $28,503 and $29,800 for 2006, 2005 and 2004.

Note 8.	Income Taxes
      Following is a breakdown of income taxes payable at 2006 and 2005 yearends:

	December 31,

	2006	2005

Deferred tax liabilities, relating to —
Appreciation of investments	$186,553	$139,048
Cost basis differences in investments	116,368	116,368
Other items	40,004	47,679

	342,925	303,095
Deferred tax assets	(20,353)	(27,232)

Net deferred tax liabilities	322,572	275,863
Taxes currently payable	32,827	14,752

Income taxes payable	$355,399	$290,615

Dollar amounts in thousands except for amounts per share

      The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2006	2005	2004

Federal	$43,251	$141,406	$19,894
State	1,982	(181)	914

Provision for income taxes	$45,233	$141,225	$20,808

Current	$46,871	$38,816	$16,984
Deferred	(1,638)	102,409	3,824

Provision for income taxes	$45,233	$141,225	$20,808

      Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Decrease resulting from —
Dividends received deduction	(1.1)	(0.9)	(3.3)
State income taxes, less Federal tax benefit	(0.2)	(0.1)	(0.9)
Other differences, net	(0.7)	(1.6)	(0.3)

Effective income tax provision rate	33.0%	32.4%	30.5%

      Wesco and its subsidiaries join in the filing of consolidated Federal income tax returns of Berkshire Hathaway Inc. The consolidated Federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. Consolidated Federal income tax returns have been examined by and settled with the Internal Revenue Service through 1998. Tax returns for the years 1999 through 2004 are under examination.

Note 9.	Consolidated Statement of Cash Flows
      CORT’s furniture rental business encompasses the rental of furniture and the sale of previously rented furniture. Inasmuch as the average useful life of rental furniture approximates three years, after which it is sold, rental furniture is considered a “productive asset” rather than “inventory.” Accordingly, as required by Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” purchases of rental furniture are included in investing activities on the accompanying consolidated statement of cash flows. Furniture sales result not only in the recognition of revenues, but also in the recognition of the cost of sales equal to the net book value of the furniture sold, in the period in which the sale occurs, essentially akin to the relief from inventory of the cost of the goods sold in a retail business. In financial statements issued for years prior to 2005, proceeds from the sales of rental furniture, less gross profit included in net income, were included in operating activities on the consolidated statement of cash flows.
      In consideration of issues raised by the staff of the Securities and Exchange Commission in 2005, the Company determined that it is appropriate that the purchases and sales of furniture be disclosed consistently within the consolidated statement of cash flows. Accordingly, effective for years beginning with 2005, proceeds from sales of rental furniture have been included in cash flows from investing activities. Figures appearing in the accompanying consolidated statement of cash flows for the year ended December 31, 2004 have been reclassified to conform with the revised presentation.
Dollar amounts in thousands except for amounts per share

      The following table shows the effects of these reclassifications on data presented for 2004.

Net cash flows from operating activities as previously reported	$123,465
Reclassification	(67,772)

Revised net cash flows from operating activities	$55,693

Net cash flows from investing activities as previously reported	$(21,488)
Reclassification	67,772

Revised net cash flows from investing activities	$46,284

Note 10.	Environmental Matters and Litigation
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
      To date, PBP has recorded provisions aggregating $2,863 ($1,718, after taxes), representing the estimated share of its costs of remediation agreed to with governmental entities and other parties, and related expenses, as well as estimated costs and expenses associated with matters discussed below. Several of PBP’s and Precision Steel’s insurers have undertaken the cost of their defense and have agreed to indemnify them within the policy limits in connection with the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP has recovered $724 ($434, after taxes) from its insurers for fees and costs it had advanced before the insurers agreed to undertake PBP’s defense in certain of the matters.
      PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois (the “Court”), is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. The Court granted the plaintiffs’ motion to certify the class on liability issues, but not on damages. Late in 2006, the plaintiffs agreed, in arbitration, to a group settlement aggregating $15,750, following which each of the thirteen plaintiffs, including PBP, deposited $1,211 into an escrow account. After approval of the agreement by the Court, the funds were released to the plaintiffs. The defendants have begun the process of mediating the reallocation of each party’s $1,211 payment based on their relative responsibilities for the contamination. If mediation is not successful, the reallocation would be determined by binding arbitration. Although PBP’s and Precision Steel’s insurers undertook their defense of this matter, PBP and Precision are involved in negotiations with the insurers as to amounts ultimately to be collected from them. Inasmuch as the ultimate financial responsibility of each defendant has not yet been determined, and negotiations with the insurance companies have not yet been concluded, it is difficult to estimate the ultimate cost, including the impact of insurance proceeds, that will be borne by PBP and Precision Steel, and thus reflected ultimately in Wesco’s consolidated financial statements. Nevertheless, in the second quarter of 2006, a provision of $750 ($450, after income tax benefit) was recorded, reflecting an estimate of the cost expected ultimately to be borne by PBP, Precision Steel, and, thus Wesco, in settling this matter.
      In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants
Dollar amounts in thousands except for amounts per share

allegedly released by PBP and Precision caused her to contract cancer. The plaintiff seeks unspecified compensatory and punitive damages. PBP and Precision have filed third party actions against a number of other companies who were or are located in the industrial park. Because settlement mediation and independent discussions have been unsuccessful, PBP has taken samples of soils and groundwater, and has begun the analyses which will provide information as to the extent to which contamination from the industrial park may have migrated to the pumping wells that served the plaintiff’s home. The plaintiff’s experts have been deposed and plaintiff plans to commence depositions of the defense side experts shortly. PBP is negotiating coverage matters with its insurers. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote pending against PBP and Precision Steel and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. As a result of mediation, the case was recently settled, and it is anticipated that PBP and Precision Steel’s share of the settlement will be paid by their insurers. A third party defendant who had named Wesco as a cross-defendant in the Bendik and Muniz lawsuits, has dropped Wesco as a defendant in these matters.
      Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of December 31, 2006, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands except for amounts per share

Note 11.	Quarterly Financial Information
      Unaudited quarterly consolidated financial information for 2006 and 2005 follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Total For Year

2006
Revenues	$153,550	$151,248	$157,953	$142,976	$605,727

Net income	$23,415	$23,747	$23,513	$21,358	$92,033
Per capital share	3.29	3.33	3.31	3.00	12.93

2005
Revenues	$133,550	$139,033	$143,700	$472,007	$888,290

Net income	$18,427	$19,180	$17,866	$239,106	$294,579
Per capital share	2.59	2.69	2.51	33.58	41.37

Realized net investment gains —
2006
None
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
      The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. For the past three years its reinsurance business has consisted of participation with the Berkshire Insurance Group in several pools of aviation-related risks, and, in 2004, in the reinsurance of a portion of the risks of a large, unaffiliated property and casualty insurer, in a contract entered into in 2000 and commuted (terminated) in the fourth quarter of 2004. The figures relating to these reinsurance transactions, as well as to liabilities and reserve development in connection with these and other transactions with the Berkshire Insurance Group, are shown on the accompanying consolidated financial statements as affiliated business.
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
Dollar amounts in thousands except for amounts per share

by the Berkshire Insurance Group cannot exceed 3% of premiums; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth.
      KBS provides specialized insurance coverage mainly to small- and medium-sized banks in the Midwestern United States. In addition to generating insurance premiums, Wesco’s insurance segment derives dividend and interest income from the investment of float (premiums received before payment of related claims and expenses) as well as earnings retained and reinvested.
      Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $247,332 as ordinary dividends during 2007.
      Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,344,000 at December 31, 2006 and $2,193,000 at December 31, 2005. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.
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
      Wesco’s consolidated realized net investment gains, most of which have resulted from sales of investments held by its insurance subsidiaries, and goodwill of acquired businesses, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate, together with related revenues and expenses, (3) residential real estate development, and (4) the assets, revenues and expenses of the parent company.
Dollar amounts in thousands except for amounts per share

	2006	2005	2004

Insurance segment:
Premiums earned	$54,149	$49,482	$54,589
Dividend and interest income	83,441	55,889	36,058
Income taxes	27,693	19,590	17,605
Net income	63,692	50,866	40,920
Depreciation and amortization other than of discounts and premiums of investments	36	61	53
Advertising expense	153	89	76
Capital expenditures	51	45	76
Assets at yearend	2,375,564	2,142,033	2,004,417

Furniture rental segment:
Revenues	$400,305	$383,900	$353,994
Income taxes	16,448	9,075	2,588
Net income	26,884	20,676	5,022
Depreciation and amortization other than of discounts and premiums of investments	40,923	37,912	35,643
Advertising expense	15,392	13,177	18,245
Interest expense	2,711	1,575	799
Capital expenditures	1,988	3,972	4,091
Assets at yearend	247,484	255,767	245,777

Industrial segment:
Sales, service and other revenues	$63,053	$61,334	$60,514
Income taxes	707	858	664
Net income	1,211	1,198	1,094
Depreciation and amortization	448	448	426
Advertising expense	195	249	188
Capital expenditures	583	409	314
Assets at yearend	17,100	16,394	16,949

Goodwill of acquired businesses (included in assets)	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$—	$333,241	$—
After taxes (included in net income)	—	216,606	—

Other items unrelated to business segments:
Dividend and interest income	$1,063	$903	$786
Other revenues	3,716	3,541	3,372
Income taxes	385	(4,933)	(49)
Net income	246	5,233	391
Depreciation and amortization	291	466	350
Capital expenditures	83	606	288
Assets at yearend	63,550	47,710	37,785

Consolidated revenues (total of those set forth above)	$605,727	$888,290	$509,313

Consolidated assets (total of those set forth above)	$2,970,305	$2,728,511	$2,571,535

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT
BALANCE SHEET
(Dollar amounts in thousands)

	December 31,

	2006	2005

Assets:
Cash and cash equivalents	$19	$28
Income taxes recoverable	547	541
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,554,713	2,369,891

	$2,555,279	$2,370,460

Liabilities and shareholders’ equity:
Advances from subsidiaries	$154,821	$139,987
Other liabilities	120	41

Total liabilities	154,941	140,028
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,400,338	2,230,432

	$2,555,279	$2,370,460

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,

	2006	2005	2004

Revenues	$—	$—	$—

Expenses:
Intercompany interest	6,006	3,779	1,953
General and administrative	950	1,015	862

	6,956	4,794	2,815

Loss before items shown below	(6,956)	(4,794)	(2,815)
Income taxes	(2,434)	(5,277)	(985)
Equity in undistributed earnings of subsidiaries	96,555	294,096	49,257

Net income	$92,033	$294,579	$47,427

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (Continued)
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$92,033	$294,579	$47,427
Adjustments to reconcile net income with cash flows from operating activities —
Decrease in income taxes payable currently	(6)	(583)	(226)
Equity in undistributed earnings of subsidiaries	(96,555)	(294,096)	(49,257)
Other, net	80	(2,551)	73

Net cash flows from operating activities	(4,448)	(2,651)	(1,983)

Cash flows from financing activities:
Advances from subsidiaries, net	14,834	12,764	11,803
Payment of cash dividends	(10,395)	(10,110)	(9,822)

Net cash flows from financing activities	4,439	2,654	1,981

Increase (decrease) in cash and cash equivalents	(9)	3	(2)
Cash and cash equivalents — beginning of year	28	25	27

Cash and cash equivalents — end of year	$19	$28	$25

See notes to consolidated financial statements.