Form 10-Q
period 2007-03-31
WESCO FINANCIAL CORP
filed 2007-05-08
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2007
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
Yes ☐     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of April 30, 2007

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheet — March 31, 2007 and December 31, 2006	4

	Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2007 and March 31, 2006	5

	Condensed consolidated statement of cash flows — three-month periods ended March 31, 2007 and March 31, 2006	6

	Notes to condensed consolidated financial statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2006, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2007.

Item 4.	Controls and Procedures.
          An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

31 (a) —	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (chief executive officer)

31 (b) —	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (chief financial officer)

32 (a) —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32 (b) —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,252,367	$1,257,351
Investments —
Securities with fixed maturities	78,436	81,861
Marketable equity securities	1,020,549	1,040,550
Rental furniture	183,530	182,846
Goodwill of acquired businesses	266,607	266,607
Other assets	152,541	141,090

	$2,954,030	$2,970,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$31,232	$29,761
Unaffiliated business	49,824	48,549
Unearned insurance premiums —
Affiliated business	13,176	14,062
Unaffiliated business	15,772	15,298
Deferred furniture rental income and security deposits	20,480	20,440
Notes payable	36,200	38,200
Income taxes payable, principally deferred	325,909	355,399
Other liabilities	54,113	48,258

	546,706	569,967

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	332,051	344,978
Retained earnings	2,041,949	2,022,036

Total shareholders’ equity	2,407,324	2,400,338

	$2,954,030	$2,970,305

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues:
Furniture rentals	$79,946	$78,704
Sales and service revenues	33,419	37,599
Insurance premiums earned —
Affiliated business	6,369	6,511
Unaffiliated business	7,521	8,698
Dividend and interest income	22,472	21,099
Other	954	939

	150,681	153,550

Costs and expenses:
Cost of products and services sold	36,260	39,631
Insurance losses and loss adjustment expenses —
Affiliated business	4,802	2,018
Unaffiliated business	2,094	6,429
Insurance underwriting expenses —
Affiliated business	1,494	1,339
Unaffiliated business	2,582	2,620
Selling, general and administrative expenses	69,526	65,285
Interest expense	563	587

	117,321	117,909

Income before income taxes	33,360	35,641
Income taxes	10,777	12,226

Net income	22,583	23,415

Retained earnings — beginning of period	2,022,036	1,940,398
Cash dividends declared and paid	(2,670)	(2,599)

Retained earnings — end of period	$2,041,949	$1,961,214

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.17	$3.29

Cash dividends	$.375	$.365

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities, net	$6,056	$35,393

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	44,627	6,147
Purchases of equity securities	—	(18,856)
Purchases of securities with fixed maturities	(41,113)	(3,351)
Purchases of rental furniture	(20,802)	(23,005)
Sales of rental furniture	16,317	18,580
Additions to condominium construction in process	(4,748)	(2,072)
Other, net	(651)	(303)

Net cash flows from investing activities	(6,370)	(22,860)

Cash flows from financing activities:
Net decrease in notes payable, principally line of credit	(2,000)	(500)
Payment of cash dividends	(2,670)	(2,599)

Net cash flows from financing activities	(4,670)	(3,099)

Increase (decrease) in cash and cash equivalents	(4,984)	9,434

Cash and cash equivalents — beginning of period	1,257,351	1,194,113

Cash and cash equivalents — end of period	$1,252,367	$1,203,547

Supplementary information:
Interest paid during period	$553	$526
Income taxes paid (recovered), net, during period	31,959	(20)

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
          Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 46 through 58 of its 2006 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 46 through 48.
          In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is more likely than not that an examination of a company’s tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of the tax position based on the technical merits of the position, as well as expanded disclosure, if applicable, in the notes to the company’s financial statements. In connection with the implementation of FIN 48, a company is required to adjust its opening retained earnings balance for the aggregate impact of the uncertain tax positions that existed as of that date. Wesco’s implementation of the provisions of FIN 48 as of the beginning of the 2007 had no material impact on the accompanying condensed consolidated financial statements.
          Consolidated Federal income tax returns have been examined by and settled with the Internal Revenue Service through 1998. Tax returns for the years 1999 through 2004 are under examination.
          Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2007 are likely to have a material effect on reported shareholders’ equity.
Note 2.
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net income	$22,583	$23,415
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($7,067) and $4,944	(12,927)	9,150

Comprehensive income	$9,656	$32,565

Note 3.
          Following is a summary of securities with fixed maturities:

	March 31,	Dec. 31,
	2007	2006
Amortized cost	$77,770	$81,243
Gross unrealized gains	686	633
Gross unrealized losses	(20)	(15)

Fair value	$78,436	$81,861

          Following is a summary of marketable equity securities (all common stocks):

	March 31,	Dec. 31,
	2007	2006
Total cost	$511,004	$511,004
Gross unrealized gains	509,545	529,546
Gross unrealized losses	—	—

Fair value	$1,020,549	$1,040,550

Fair value:
The Procter & Gamble Company	$451,878	$459,820
The Coca-Cola Company	345,869	347,670
American Express Company	109,591	117,888
Other	113,211	115,172

Fair value	$1,020,549	$1,040,550

Note 4.
     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater with trichloroethylene and perchloroethylene against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in an industrial park in Downers Grove, Illinois. PBP, along with the other businesses, have been negotiating remedial actions with various governmental entities. In addition, PBP, Precision Steel, and other parties have been named in several civil lawsuits, including lawsuits by and on behalf of area residents, relating to this matter.
     Included in other liabilities on the accompanying condensed consolidated balance sheet is $1,115 as of March 31, 2007, representing the remaining unpaid balance resulting from provisions previously recorded by PBP in the aggregate amount of $2,863 ($1,718, after taxes), representing the estimated share of its costs of remediation agreed to with governmental entities and other parties, and related expenses, as well as estimated costs and expenses associated with matters discussed below. Several of PBP’s and Precision Steel’s insurers have undertaken the cost of their defense and have agreed to indemnify them within the policy limits in connection with the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP has recovered $724 ($434, after taxes) from its insurers, for fees and costs it had advanced before the insurers agreed to undertake PBP’s defense in certain of the matters.
     PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf
Dollar amounts in thousands, except for amounts per share

of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois (the “Court”), is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. The Court granted the plaintiffs’ motion to certify the class on liability issues, but not on damages. Late in 2006, the plaintiffs agreed, in arbitration, to a group settlement aggregating $15,750, following which each of the thirteen plaintiffs, including PBP, deposited $1,211 into an escrow account. After approval of the agreement by the Court, the funds were released to the plaintiffs. Following recent mediation among the defendants, $1,812 was allocated to PBP as its ultimate share of the settlement. PPB’s unpaid balance of $601 is expected to be paid in the near future. PBP is in process of negotiating with its various insurers, and is hopeful that it will ultimately collect the majority of the $1,812 from them.
     In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants allegedly released by PBP and Precision Steel caused her to contract cancer. The plaintiff seeks compensatory and punitive damages of $12,500. PBP and Precision Steel have filed third party actions against a number of other companies who were or are located in the industrial park. Because settlement mediation and independent discussions were unsuccessful, and the first phase of sampling, recently undertaken, has provided inconclusive information as to the extent to which contamination from the industrial park may have migrated to the pumping wells that served the plaintiff’s home, expert discovery is proceeding. PBP is negotiating coverage matters with its insurers. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote against PBP and Precision Steel, and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. The case was recently settled in mediation for $1,250 against all defendants. PBP and Precision Steel are negotiating with their insurers, who thus far have offered to pay $63 of PBP’s and Precision Steel’s $77 share of the settlement.
     Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of March 31, 2007, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands, except for amounts per share

Note 5.
          Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Insurance segment:
Revenues	$36,083	$36,062
Net income	17,471	16,480
Assets at end of period	2,352,200	2,196,368

Furniture rental segment:
Revenues	$97,458	$98,618
Net income	4,716	6,051
Assets at end of period	248,201	256,477

Industrial segment:
Revenues	$15,907	$17,721
Net income	361	895
Assets at end of period	21,552	18,939

Goodwill of acquired businesses (included in assets)	$266,607	$266,607

Other items unrelated to business segments:
Revenues	$1,233	$1,149
Net income (loss)	35	(11)
Assets at end of period	65,470	46,866

Consolidated totals:
Revenues	$150,681	$153,550
Net income	22,583	23,415
Assets at end of period	2,954,030	2,785,257

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 36 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2006 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco continues to have a strong balance sheet at March 31, 2007, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
          Consolidated after-tax earnings for the quarter ended March 31, 2007 decreased by $0.8 million from those reported for the quarter ended March 31, 2006, due mainly to an increase in operating expenses incurred by the furniture rental business as the Company’s CORT Business Services Corporation subsidiary expands and redirects the marketing of its rental relocation services from targeting individuals to targeting corporate clients, partially offset by increased investment income earned by the insurance businesses.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at March 31, 2007 was approximately $2.41 billion ($338 per share), up from $2.40 billion ($337 per share) at December 31, 2006. Shareholders’ equity included $332.1 million at March 31, 2007, and $345.0 million at December 31, 2006, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, amounted to $1.25 billion at March 31, 2007, approximately unchanged from the $1.26 billion at December 31, 2006.
     Wesco’s consolidated borrowings totaled $36.2 million at March 31, 2007 versus $38.2 million at December 31, 2006. The decrease in borrowings related to a revolving credit facility used in the furniture rental business. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $81.1 million at March 31, 2007, versus $78.3 million at December 31, 2006. In addition to this recorded debt, Wesco and its subsidiaries have operating lease and other contractual obligations which, at March 31, 2007, were essentially unchanged from the $147.4 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2006.

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

	Three Months Ended
	March 31,	March 31,
	2007	2006
Insurance segment:
Underwriting	$1,897	$1,822
Investment income	15,574	14,658
Furniture rental segment	4,716	6,051
Industrial segment	361	895
Nonsegment items	35	(11)

Consolidated net income	$22,583	$23,415

Insurance Segment
     The insurance segment is comprised of Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”), Wesco’s ultimate parent company. Following is a summary of the results of segment operations, which represents essentially the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Insurance premiums written —
Reinsurance	$6,920	$7,460
Primary	5,431	5,748

Total	$12,351	$13,208

Insurance premiums earned —
Reinsurance	$9,069	$9,842
Primary	4,821	5,367

Total	13,890	15,209
Insurance losses, loss adjustment expenses and underwriting expenses	10,972	12,406
Underwriting gain (loss), before income taxes —
Reinsurance	213	(452)
Primary	2,705	3,255

Total	2,918	2,803
Income taxes	1,021	981

Underwriting gain	$1,897	$1,822

          At March 31, 2007, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 16.67%, and a workers’ compensation pool to the extent of 5%. In 2006, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 12.5% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire, and otherwise.
          The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Wesco reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, that its insurance segment had written reinsurance premiums of $13.5 million for that quarter. In the Company’s Form 10-Q for the second quarter of 2006, it was reported that management had determined that the written premium figure that had been reported for the first quarter had been based on an estimate which caused written premiums to be overstated by $6.1 million for that quarter. Inasmuch as underwriting gain is determined based on earned, not written, premiums, neither the accrual of written premiums as of the end of the first quarter, nor the adjustment, significantly affected underwriting results for the first or second quarters of 2006. Reinsurance premiums written for the first quarter of 2006, reflected in the above table, are lower by $6.1 million from the amount reported in the Form 10-Q for the quarter ended March 31, 2006.
     Reinsurance premiums written in the first quarter of 2007 decreased $0.5 million (7.2%) from the 2006 figure reported above. The decrease occurred in spite of the 33.3% increase in the percentage by which Wes-FIC currently participates in the hull and liability pools. As competition has intensified, the pools have continued to exercise underwriting discipline by not writing policies where pricing was deemed inadequate with respect to the risks assumed.
     Earned reinsurance premiums decreased $0.8 million (7.9%) for the first quarter of 2007 as compared with reinsurance premiums earned for the first quarter last year. The decrease is attributable principally to the reduction in volume of business written by the pools.

     Reinsurance activities resulted in an underwriting gain of $0.2 million, before income taxes, for the first quarter of 2007, versus an underwriting loss of $0.5 million, before income taxes, for the first quarter of 2006. The improvement for the 2007 period was attributable principally to a decrease in unfavorable prior period loss development.
     Primary insurance premiums written for the first quarter of 2007 decreased by $0.3 million (5.5%) from those written for the first quarter of 2006. Earned primary insurance premiums decreased by $0.5 million (10.2%). The decreases were attributable principally to intensified price competition. KBS, like its parent companies, exercises discipline in its underwriting and does not write business when pricing is deemed inadequate with respect to the risks assumed.
     As mentioned above, management believes that “underwriting gain or loss,” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses and loss adjustment expenses, and underwriting expenses, divided by premiums, gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss.
     Underwriting results have fluctuated from period to period due not only to competitiveness of pricing in terms of premiums charged for risks assumed, but also to volatility of losses incurred. Underwriting results of Wesco’s insurance segment have generally been favorable. Combined ratios from reinsurance activities amounted to 97.6% for the first quarter of 2007, versus 104.6% for the first quarter of 2006. Combined ratios from primary insurance were 43.9% for the first quarter of 2007, versus 39.3% for the first quarter of 2006.
     It should be noted that the profitability of an insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given quarterly reporting period.
     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended
	March 31,	March 31,
	2007	2006
Investment income, before taxes	$22,193	$21,005
Income taxes	6,619	6,347

Investment income, after taxes	$15,574	$14,658

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Pre-tax investment income for the first quarter of 2007 increased $1.2 million, or 5.7%, from the corresponding 2006 figure due principally to increased dividend income.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues:
Furniture rentals	$79,946	$78,704
Furniture sales	16,317	18,580
Service fees	1,195	1,334

Total revenues	97,458	98,618

Cost of rentals, sales and fees	23,021	25,326
Selling, general and administrative expenses	66,422	62,216
Interest expense	563	587

	90,006	88,129

Income before income taxes	7,452	10,489
Income taxes	2,736	4,438

Segment net income	$4,716	$6,051

     Furniture rental revenues for the first quarter of 2007 increased $1.2 million (1.6%) from those of the first quarter of 2006. Excluding $11.2 million and $9.2 million of rental revenues from trade shows and locations not in operation throughout each year, rental revenues for the first quarter of 2007 decreased 1.1% from those of the 2006 quarter. The number of furniture leases outstanding at the end of the first quarter of 2007 was 3.1% lower than at the end of the first quarter of 2006. The decrease in the number of outstanding leases continues the trend that developed late in 2006, believed to be due principally to non-renewals of leases generated in the aftermath of hurricanes Katrina and Rita, increased interest rates and energy prices, and customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, the furniture rental revenues have grown due mainly to an increase in tradeshow demand and improved pricing.
     Furniture sales revenues decreased 12.2% for the first quarter of 2007 from those reported for the year ago period. The decrease was attributed principally to the softening of the housing market.
     Service fees for the first quarter of 2007 decreased by $0.1 million (10.4%) from those reported for the first quarter of 2006. Service fee revenues have declined in recent years due principally to an effort to significantly reduce apartment locator related losses by reducing apartment locator costs. The decreases in service fee revenues have been more than offset by reductions in related costs and expenses. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Recently, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this specialty towards providing this full slate of services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing.
     Cost of rentals, sales and fees amounted to 23.6% of revenues for the first quarter of 2007 versus 25.7% for the comparable 2006 period. The decrease in costs as a percentage of revenues is due principally to a shift in revenue mix, with a larger percentage of revenue coming from furniture rental, which has a higher margin than furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $67.0 million for the first quarter of 2007, up 6.7% from the $62.8 million incurred in the first quarter of 2006. The increase in operating expenses was due principally to an increase in personnel devoted to the relocation service, and related expenses. Management is hopeful that the recent expansion of facilities and personnel devoted to the relocation service will result in profitable revenue growth.
     Operating expenses as a percentage of revenues increased from 63.7% for the first quarter of 2006 to 68.7% for the 2007 period due principally to the increase in personnel and related expenses and the softness in revenues.
     Segment net income for the first quarter of 2007 decreased to $4.7 million from $6.1 million in the first quarter of 2006. The $1.4 million (23.0%) decrease was principally attributable to the significant increase in personnel-related expenses, offset somewhat by the change in revenue mix.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues	$15,907	$17,721

Income before income taxes	$598	$1,350
Income taxes	237	455

Segment net income	$361	$895

     Reference is made to pages 29 and 30 of Wesco’s 2006 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry since approximately 2000.
     Industrial segment revenues for the first quarter of 2007 decreased $1.8 million (10.2%) from those of the first quarter of 2006. Of the decrease in revenues, $0.9 million was attributable to the absence in the current year of an extraordinarily large sale of toolroom supplies to a single customer by Precision Steel’s Precision Brand Products subsidiary, as occurred in the first quarter of 2006. Excluding that transaction, industrial segment revenues for the current quarter decreased $0.9 million (5.1%) from those of the first quarter of 2006. The decrease resulted from a 20.9% reduction in volume of pounds sold. Had it not been for continuing increases in average selling prices per pound and a change in the mix of products sold, revenues for the current period would have decreased more significantly.

     Income before income taxes of the industrial segment for the first quarter of 2007 decreased $0.8 million (55.7%) from that of the first quarter of 2006; segment net income decreased $0.5 million (59.7%). The decreases in these figures for the 2007 period resulted principally from the decrease in the gross profit as a percentage of revenues, from 19.1% for the first quarter of 2006, to 16.8% for the corresponding quarter of 2007, as well as the decrease in revenues.
     As explained in Note 4 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is not possible to estimate.
*     *     *     *     *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2006. At March 31, 2007, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2007.
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

WESCO FINANCIAL CORPORATION
Date: May 7, 2007	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)