Form 10-Q
period 2007-06-30
WESCO FINANCIAL CORP
filed 2007-08-06
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2007
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 1, 2007

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheet — June 30, 2007 and December 31, 2006	4

Condensed consolidated statement of income and retained earnings—three - and six-month periods ended June 30, 2007 and June 30, 2006	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2007 and June 30, 2006	6

Notes to condensed consolidated financial statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2006, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2007.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Reference is made to Item 1A, Risk Factors, appearing on pages 15 through 18 of the Form 10-K Annual Report for the year ended December 31, 2006, filed by Wesco, for information regarding the most significant factors affecting Wesco’s operations. There have been no material changes in these factors through June 30, 2007.
Item 4. Submission of Matters to a Vote of Security-Holders
     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco held May 9, 2007, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,713,446	210,859
Carolyn H. Carlburg	6,887,572	36,733
Robert E. Denham	6,736,741	187,564
Robert T. Flaherty	6,861,876	62,429
Peter D. Kaufman	6,910,197	14,108
Elizabeth Caspers Peters	6,904,565	19,740
Item 6. Exhibits
31	(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31	(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32	(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,272,200	$1,257,351
Investments:
Securities with fixed maturities	60,706	81,861
Marketable equity securities	1,051,254	1,040,550
Rental furniture	191,961	182,846
Goodwill of acquired businesses	266,607	266,607
Other assets	166,437	141,090

	$3,009,165	$2,970,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses -
Affiliated business	$30,815	$29,761
Unaffiliated business	47,704	48,549
Unearned insurance premiums -
Affiliated business	13,101	14,062
Unaffiliated business	18,451	15,298
Deferred furniture rental income and security deposits	20,392	20,440
Notes payable	42,600	38,200
Income taxes payable, principally deferred	327,964	355,399
Other liabilities	55,496	48,258

	556,523	569,967

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	352,278	344,978
Retained earnings	2,067,040	2,022,036

Total shareholders’ equity	2,452,642	2,400,338

	$3,009,165	$2,970,305

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Furniture rentals	$85,830	$83,992	$165,776	$162,696
Sales and service revenues	33,055	34,628	66,474	72,227
Insurance premiums earned -
Affiliated business	8,704	6,985	15,073	13,496
Unaffiliated business	4,224	6,337	11,745	15,035
Dividend and interest income	23,470	18,412	45,942	39,511
Other	973	894	1,927	1,833

	156,256	151,248	306,937	304,798

Costs and expenses:
Cost of products and services sold	36,125	38,030	72,385	77,661
Insurance losses and loss adjustment expenses -
Affiliated business	2,646	2,717	7,448	4,735
Unaffiliated business	(215)	2,013	1,879	8,442
Insurance underwriting expenses -
Affiliated business	1,699	1,626	3,193	2,965
Unaffiliated business	2,162	1,223	4,744	3,843
Selling, general and administrative expenses	71,096	68,709	140,622	133,994
Interest expense	624	671	1,187	1,258

	114,137	114,989	231,458	232,898

Income before income taxes	42,119	36,259	75,479	71,900
Income taxes	14,358	12,512	25,135	24,738

Net income	27,761	23,747	50,344	47,162

Retained earnings — beginning of period	2,041,949	1,961,214	2,022,036	1,940,398
Cash dividends declared and paid	(2,670)	(2,599)	(5,340)	(5,198)

Retained earnings — end of period	$2,067,040	$1,982,362	$2,067,040	$1,982,362

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.90	$3.33	$7.07	$6.62

Cash dividends	$.375	$.365	$.750	$.730

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities, net	$23,798	$69,446

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	42,070	29,369
Purchases of equity securities	—	(18,855)
Purchases of securities with fixed maturities	(20,328)	(3,301)
Purchases of rental furniture	(48,707)	(54,906)
Sales of rental furniture	31,442	35,649
Additions to condominium construction in process	(10,680)	(5,891)
Other, net	(1,806)	(1,277)

Net cash flows from investing activities	(8,009)	(19,212)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	4,400	9,600
Payment of cash dividends	(5,340)	(5,198)

Net cash flows from financing activities	(940)	4,402

Increase in cash and cash equivalents	14,849	54,636

Cash and cash equivalents — beginning of period	1,257,351	1,194,113

Cash and cash equivalents — end of period	$1,272,200	$1,248,749

Supplementary information:
Interest paid during period	$1,085	$1,472
Income taxes paid, net, during period	56,469	9,973

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
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is more likely than not that an examination of a company’s tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of the tax position based on the technical merits of the position, as well as expanded disclosure, if applicable, in the notes to the company’s financial statements. In connection with the implementation of FIN 48, a company is required to adjust its opening retained earnings balance for the aggregate impact of the uncertain tax positions that existed as of that date. Wesco’s implementation of the provisions of FIN 48 as of the beginning of 2007 had no material impact on the accompanying condensed consolidated financial statements.
     Consolidated Federal income tax returns have been examined by and settled with the Internal Revenue Service through 1998. Tax returns for the years 1999 through 2004 are under examination.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after June 30, 2007 are likely to have a material effect on reported shareholders’ equity.

Note 2.
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income	$27,761	$23,747	$50,344	$47,162
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $10,977, ($353), $3,910 and $10,144	20,227	(856)	7,300	8,294

Comprehensive income	$47,988	$22,891	$57,644	$55,456

Note 3.
     Following is a summary of securities with fixed maturities:

	June 30,	Dec. 31,
	2007	2006
Amortized cost	$59,584	$81,243
Gross unrealized gains	1,124	633
Gross unrealized losses	(2)	(15)

Fair value	$60,706	$81,861

Following is a summary of marketable equity securities (all common stocks):

	June 30,	Dec. 31,
	2007	2006
Total cost	$511,004	$511,004
Gross unrealized gains	540,250	529,546
Gross unrealized losses	—	—

Fair value	$1,051,254	$1,040,550

Fair value:
The Procter & Gamble Company	$437,784	$459,820
The Coca-Cola Company	376,925	347,670
American Express Company	118,879	117,888
Other	117,666	115,172

Fair value	$1,051,254	$1,040,550

Dollar amounts in thousands except for amounts per share

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
     Included in other liabilities on the accompanying condensed consolidated balance sheet is $1,087 as of June 30, 2007, representing the remaining unpaid balance resulting from provisions previously recorded by PBP in the aggregate amount of $2,863 ($1,718, after taxes), including $750 ($450, after taxes), recorded in the second quarter of 2006, representing the estimated share of PBP’s costs of remediation agreed to with governmental entities and other parties, and related expenses, as well as estimated costs and expenses associated with matters discussed below. Several of PBP’s and Precision Steel’s insurers have undertaken the cost of their defense and have agreed to indemnify them within the policy limits in connection with the matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid. To date, PBP has recovered $724 ($434, after taxes) from its insurers, for fees and costs it had advanced before the insurers agreed to undertake PBP’s defense in certain of the matters.
     PBP, Precision Steel, and other parties have been named in several civil lawsuits brought by and on behalf of area residents relating to this alleged contamination. Muniz v. Precision Brand Products, Inc., et al., filed in April 2004 in the U.S. District Court for the Northern District of Illinois (the “Court”), is a class action alleging that PBP and the other defendants caused diminution in property values of nearby homes and put the residents at an increased risk of contracting cancer. The Court granted the plaintiffs’ motion to certify the class on liability issues, but not on damages. Late in 2006, the plaintiffs agreed, in arbitration, to a group settlement aggregating $15,750, following which each of the thirteen plaintiffs, including PBP, deposited $1,211 into an escrow account. After approval of the agreement by the Court, the funds were released to the plaintiffs. Following mediation among the defendants, $1,812 was allocated to PBP as its ultimate share of the settlement, following which PPB reimbursed the other plaintiffs $601. PBP is in process of negotiating with its various insurers, and is hopeful that it will ultimately collect a significant portion of the $1,812 from them.
     In Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in May 2003 in the Circuit Court of Cook County, Illinois, the plaintiff claims that her exposure to contaminants allegedly released by PBP and Precision Steel caused her to contract cancer. The plaintiff seeks compensatory and punitive damages of $12,500. PBP and Precision Steel have filed third party actions against a number of other companies who were or are located in the industrial park. Because settlement mediation and independent discussions were unsuccessful, and the first phase of sampling, recently undertaken, has provided inconclusive information as to the extent to which contamination from the industrial park may have migrated to the pumping wells that served the plaintiff’s home, expert discovery is proceeding. The Court has assigned the case out for another round of settlement mediation. PBP is negotiating coverage matters with its insurers. Pote vs. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc., filed in December 2004 in the same court as the Bendik matter, is a wrongful death action brought by the Estate of Ralph Pote against PBP and Precision
Dollar amounts in thousands except for amounts per share

Steel, and other companies who were or are located in the industrial park, alleging that the defendants released contaminants into the soil and groundwater and that exposure to such contaminants was ultimately responsible for the death of Mr. Pote. The case was recently settled in mediation for $1,250 against all defendants. PBP’s and Precision Steel’s share of the settlement was not material and was substantially covered by insurance.
     Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of June 30, 2007, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Note 5.
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Insurance segment:
Revenues	$36,133	$31,486	$72,216	$67,547
Net income	20,607	16,049	38,078	32,529
Assets at end of period	2,388,676	2,207,588	2,388,676	2,207,588

Furniture rental segment:
Revenues	$103,064	$103,020	$200,522	$201,638
Net income	6,820	7,585	11,536	13,636
Assets at end of period	258,068	271,032	258,068	271,032

Industrial segment:
Revenues	$15,821	$15,564	$31,728	$33,285
Net income	374	44	735	939
Assets at end of period	23,115	18,874	23,115	18,874

Goodwill of acquired businesses (included in assets)	$266,607	$266,607	$266,607	$266,607

Other items unrelated to business segments:
Revenues	$1,238	$1,178	$2,471	$2,328
Net income (loss)	(40)	69	(5)	58
Assets at end of period	72,699	51,670	72,699	51,670

Consolidated totals:
Revenues	$156,256	$151,248	$306,937	$304,798
Net income	27,761	23,747	50,344	47,162
Assets at end of period	3,009,165	2,815,771	3,009,165	2,815,771

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
OVERVIEW
Financial Condition
Wesco continues to have a strong balance sheet at June 30, 2007, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been even higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds in cash equivalents pending redeployment.
Results of Operations
     Consolidated after-tax earnings improved for the second quarter and first six months of 2007 from the figures reported for the 2006 periods due mainly to increased investment income earned by the insurance businesses principally as a result of higher interest rates on short-term investments, and increased underwriting income, partially offset by an increase in operating expenses incurred by the furniture rental business, as the Company’s CORT Business Services Corporation subsidiary expands and redirects the marketing of its rental relocation services from targeting individuals to targeting corporate clients.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at June 30, 2007 was $2.45 billion ($344 per share), up from $2.40 billion ($337 per share) at December 31, 2006. Shareholders’ equity included $352 million at June 30, 2007, and $345 million at December 31, 2006, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, amounted to $1.27 billion at June 30, 2007, essentially unchanged from the $1.26 billion at December 31, 2006.
     Wesco’s consolidated borrowings totaled $42.6 million at June 30, 2007 versus $38.2 million at December 31, 2006. The increase in borrowings related to a revolving credit facility used in the furniture rental business. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $78.5 million at June 30, 2007, versus $78.3 million at December 31, 2006. In addition to this recorded debt, Wesco and its subsidiaries have operating lease and other contractual obligations which, at June 30, 2007, were essentially unchanged from the $147.4 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2006.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Insurance segment:
Underwriting	$4,313	$3,733	$6,210	$5,555
Investment income	16,294	12,316	31,868	26,974
Furniture rental segment	6,820	7,585	11,536	13,636
Industrial segment	374	44	735	939
Nonsegment items	(40)	69	(5)	58

Consolidated net income	$27,761	$23,747	$50,344	$47,162

Insurance Segment
     The insurance segment is comprised of Wesco-Financial Insurance Company (“Wes-FIC”) and The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway Inc. (“Berkshire”), Wesco’s ultimate parent company. Following is a summary of the results of segment operations, which represents the combination of underwriting results with dividend and interest income. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Insurance premiums written -
Reinsurance	$10,142	$8,060	$17,062	$15,520
Primary	4,597	4,793	10,028	10,541

Total	$14,739	$12,853	$27,090	$26,061

Insurance premiums earned -
Reinsurance	$8,135	$8,051	$17,204	$17,893
Primary	4,793	5,271	9,614	10,638

Total	12,928	13,322	26,818	28,531
Insurance losses, loss adjustment expenses and underwriting expenses	6,292	7,579	17,264	19,985
Underwriting gain, before income taxes -
Reinsurance	2,937	5,139	3,150	4,687
Primary	3,699	604	6,404	3,859

Total	6,636	5,743	9,554	8,546
Income taxes	2,323	2,010	3,344	2,991

Underwriting gain	$4,313	$3,733	$6,210	$5,555

     At June 30, 2007, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 16.67%, and a workers’ compensation pool to the extent of 5%. In 2006, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 12.5% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire, and otherwise.
     The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Wesco reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, that its insurance segment had written reinsurance premiums of $13.5 million for that quarter. In the Company’s Form 10-Q for the second quarter of 2006, it was reported that management had determined that the written premium figure that had been reported for the first quarter had been based on an estimate which caused written premiums to be overstated by $6.1 million for the first quarter. Reinsurance premiums written for the second quarter of 2006, as disclosed in that quarter’s Form 10-Q, included an adjustment with respect to the March estimate, resulting in the reduction by $6.1 million of written premiums reported for the second quarter. The adjustment did not affect written reinsurance premiums for the six-month period. Inasmuch as underwriting gain is determined based on earned, not written, premiums, neither the accrual of written premiums as of the end of the first quarter, nor the adjustment recorded in the second quarter, significantly affected underwriting results for either quarterly period of 2006. For comparative purposes with the 2007 figure in the foregoing table, reinsurance premiums written for the second quarter of 2006 are higher by $6.1 million than the amount reported in the Form 10-Q for the quarter ended June 30, 2006.

     Reinsurance premiums written for the 2007 periods increased $2.1 million (25.8%) for the second quarter, and $1.5 million (9.9%) for the first six months, over the corresponding 2006 figures reported above. Reinsurance premiums written in the first quarter of 2007 decreased $0.5 million (7.2%) from the 2006 figure. These results occurred despite the 33.3% increase in the percentage by which Wes-FIC has participated in the hull and liability pools during 2007. As competition has intensified, the pools have continued to exercise underwriting discipline by not writing policies where pricing was deemed inadequate with respect to the risks assumed.
     Earned reinsurance premiums increased $0.1 million (1.0%) for the second quarter of 2007, but decreased $0.7 million (3.9%) for the first six months, as compared with premiums earned for the corresponding periods of 2006. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premiums from period to period.
     Primary insurance premiums written decreased $0.2 million (4.1%) for the second quarter and $0.5 million (4.9%) for the first six months of 2007, from the corresponding 2006 amounts. Earned primary insurance premiums decreased $0.5 million (9.1%) for the second quarter and $1.0 million (9.6%) for the first six months of 2007, from those of the corresponding 2006 periods. The decreases were attributable principally to intensified price competition. KBS, like its parent companies, exercises discipline in its underwriting and does not write business when pricing is deemed inadequate with respect to the risks assumed.
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
     Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from period to period for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred. The pre-tax underwriting gain from reinsurance activities declined by $2.2 million for the second quarter, and $1.5 million for the first six months of 2007, from the corresponding 2006 figures. Reinsurance results for the first six months of 2006 reflect $0.8 million of reserve development relating to 2005, recorded in the first quarter. The combined ratios from reinsurance activities were 63.9% and 36.2% for the second quarters of 2007 and 2006, and 73.8% and 81.7 % for the corresponding six-month periods. The unusually low ratio for the second quarter of 2006 reflects lower aviation-related losses and expenses than those of the other periods. Otherwise, the fluctuations in the combined ratios were not meaningful.
     Combined ratios from primary insurance were 22.8% and 88.5 % for the second quarters of 2007 and 2006, and 33.4% and 63.7% for the respective six-month periods. The improvement in the combined ratios for each of the 2007 periods was due principally to favorable reserve development of $0.9 million, net, recorded in the second quarter. That figure was attributable to $1.9 million of favorable development following a court decision relating to a loss recorded in 2005, partially offset by unfavorable development of $1.0 million relating to a claim originally reported to KBS in 2003. It should be noted that the profitability of an insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given quarterly reporting period.

     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Investment income, before taxes	$23,205	$18,011	$45,398	$39,016
Income taxes	6,911	5,695	13,530	12,042

Investment income, after taxes	$16,294	$12,316	$31,868	$26,974

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). Pre-tax investment income for the second quarter and first six months of 2007 increased $5.2 million (28.8%) and $6.4 million (16.4%), respectively, from the corresponding 2006 figures due principally to higher interest rates earned on short-term investments in 2007.
     Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Furniture rentals	$85,830	$83,992	$165,776	$162,696
Furniture sales	15,125	17,069	31,442	35,649
Service fees	2,109	1,959	3,304	3,293

Total revenues	103,064	103,020	200,522	201,638

Cost of rentals, sales and fees	22,940	25,266	45,961	50,592
Selling, general and administrative expenses	67,983	64,782	134,405	126,998
Interest expense	624	671	1,187	1,258

	91,547	90,719	181,553	178,848

Income before income taxes	11,517	12,301	18,969	22,790
Income taxes	4,697	4,716	7,433	9,154

Segment net income	$6,820	$7,585	$11,536	$13,636

     Furniture rental revenues for the second quarter of 2007 increased $1.8 million (2.2%) from those of the second quarter of 2006, and for the first six months of 2007, by $3.1 million (1.9%) from those of the first six months of 2006. Excluding $11.6 million and $10.6 million of rental revenues from trade shows and from locations not in operation throughout each of the three-month periods, and $22.8 million and $19.8 million of similar revenues for each of the six-month periods, rental revenues were relatively unchanged from those of the second quarter and six-month periods of last year. The number of furniture leases outstanding at the end of the second quarter of 2007 was 1.6% lower than at the end of the second quarter of 2006. The decrease in the number of outstanding leases continues a trend that developed late in 2006, believed to be due principally to non-renewals of leases generated in the aftermath of hurricanes Katrina and Rita, increased interest rates and energy prices, and customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, the furniture rental revenues have grown due mainly to an increase in tradeshow demand and improved pricing.
     Furniture sales revenues for the second quarter of 2007 decreased $1.9 million (11.4%) from those of the second quarter of 2006, and for the first six months of 2007, by $4.2 million (11.8%) from those of the first six months of 2006. The decreases are believed to be attributed principally to the continued softening of the housing market and higher energy prices that have contributed to an industry-wide decline in retail furniture sales.
     Service fees for the second quarter and first six months of 2007 were relatively unchanged from those reported for the second quarter and first six months of 2006. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late last year, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity towards providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Management is hopeful that the expansion of facilities and personnel devoted to the relocation service as well as the change in focus of its relocation activities will result in profitable long-term revenue growth.
     Cost of rentals, sales and fees amounted to 22.3% and 22.9% of revenues for the second quarter and first six months of 2007, versus 24.5% and 25.1% for the corresponding periods of 2006. The decrease in costs as a percentage of revenues was due principally to a shift in revenue mix, with a larger percentage of revenue coming from furniture rental, which has a higher margin than furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the second quarter of 2007 increased $3.2 million (4.9%) from those reported for the second quarter of 2006, and $7.3 million (5.7%) from those reported for the first six months of 2006. The increase in operating expenses in 2007 was due principally to an increase in personnel devoted to the rental relocation service as CORT redirects its marketing efforts to target corporate clients, and other related expenses.
     Operating expenses as a percentage of revenues increased from 63.5% for the second quarter and 63.6% for the first six months of 2006, to 66.6% for the second quarter and 67.6% for the first six months of 2007. The increases were principally attributable to the increased operating expenses and the softness of retail revenues.
     Income before income taxes for the furniture rental segment amounted to $11.5 million for the second quarter and $19.0 million for the first six months of 2007, versus $12.3 million for the second quarter and $22.8 million for the first six months of 2006. The 6.5% decrease in pre-tax operating results for the second quarter, and 17.1% decrease for the first six months of 2007, were principally attributable to the significant increases in personnel-related expenses, offset somewhat by increased gross profits resulting from changes in revenue mix.

Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$15,821	$15,564	$31,728	$33,285

Income before income taxes	$633	$60	$1,231	$1,410
Income taxes	259	16	496	471

Segment net income	$374	$44	$735	$939

     Reference is made to pages 29 and 30 of Wesco’s 2006 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry since approximately 2000.
     Industrial segment revenues for the second quarter of 2007 increased $0.3 million (1.7%), but decreased $1.6 million (4.7%) for the first six months, as compared with revenues of the corresponding 2006 periods. In the first quarter of 2006, Precision Steel’s Precision Brand Products subsidiary made an extraordinarily large sale of toolroom supplies to a single customer. Excluding that transaction, industrial segment revenues decreased $0.7 million (2.1%) for the first six months of 2007 from those of the corresponding period of 2006. Sales volume, in terms of pounds sold, decreased 17.2% for the second quarter, and 19.2% for the first six months of 2007, from sales volume of the corresponding 2006 periods. The relative stability of revenues for the current periods versus those of the corresponding periods last year has been attributable principally to ongoing increases, approximating 20%, in average selling prices per pound over the past eighteen months.
     As explained in Note 4 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is difficult to estimate. Segment operating results for the second quarter and first six months of 2006 reflect a charge for estimated costs relating to this matter of $0.8 million ($0.5 million, after taxes). No similar costs were incurred in the 2007 periods.
     Income before income taxes of the industrial segment increased $0.6 million for the second quarter of 2007, but decreased $0.2 million for the first six months, from the corresponding 2006 figures. Excluding the aforementioned litigation-related expense recorded in the second quarter of 2006, income before income taxes of the industrial segment decreased $0.2 million for the second quarter and $0.9 million for the first six months of 2007, from the pre-tax figures of the corresponding periods of 2006. The decreases in these figures, and in net income, resulted principally from the decreases in gross profit as a percentage of revenues, from 18.2% for the second quarter and 18.7% for the first six months of 2006, to 16.7% for each of the corresponding periods of 2007, as well as the decrease in first quarter revenues.
* * * * *

     Wesco’s effective consolidated income tax rate typically fluctuates somewhat from period to period for various reasons, such as the relation of dividend income, which is substantially exempt from income taxes, to other pre-tax earnings or losses, which are generally fully taxable. The respective income tax provisions, expressed as percentages of income before income taxes, amounted to 34.1% and 34.5% for the quarters ended June 30, 2007 and June 30, 2006, and 33.3% and 34.4% for the respective six-month periods.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2006. At June 30, 2007, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2007.
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

WESCO FINANCIAL CORPORATION

Date: August 3, 2007	By:	/s/ Jeffrey L. Jacobson Jeffrey L. Jacobson
Vice President and
Chief Financial Officer
(principal financial officer)