Form 10-Q
period 2007-09-30
WESCO FINANCIAL CORP
filed 2007-11-05
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2007 or

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
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 1, 2007

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).

Condensed consolidated balance sheet — September 30, 2007 and December 31, 2006	4

Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2007 and September 30, 2006	5

Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2007 and September 30, 2006	6

Notes to condensed consolidated financial statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32.(A)
EXHIBIT 32.(B)
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 34 and 35 of the Form 10-K Annual Report for the year ended December 31, 2006, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2007 except for the purchase of marketable equity securities at an aggregate cost of $584.9 million during the third quarter of 2007. As of September 30, 2007, Wesco’s consolidated balance sheet contained $1.76 billion of marketable equity securities.
     The following table summarizes Wesco’s equity price risk as of September 30, 2007. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at that date. (Amounts are in thousands.)

	September 30, 2007
	Increase	Decrease
Market value of marketable equity securities —
As recorded —	$1,755,791	$1,755,791
Hypothetical	2,282,528	1,229,054
Shareholders’ equity —
As recorded —	2,552,407	2,552,407
Hypothetical	$2,894,786	$2,210,028

     The 30% hypothetical changes in market values assumed in preparing the table does not reflect what could be considered the best- or worst-case scenarios. Indeed, actual results could be much worse or better due both to the nature of equity markets and the concentration existing in Wesco’s equity investment portfolio.

Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Reference is made to Item 1A, Risk Factors, appearing on pages 15 through 18 of the Form 10-K Annual Report for the year ended December 31, 2006, filed by Wesco, for information regarding the most significant factors affecting Wesco’s operations. There have been no material changes in these factors through September 30, 2007.
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2007	2006
ASSETS

Cash and cash equivalents	$969,459	$1,257,351
Investments:
Securities with fixed maturities	39,337	81,861
Marketable equity securities	1,755,791	1,040,550
Rental furniture	185,908	182,846
Goodwill of acquired businesses	266,607	266,607
Other assets	186,728	141,090

	$3,403,830	$2,970,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

Payable for securities	$248,147	$—
Insurance losses and loss adjustment expenses –
Affiliated business	33,724	29,761
Unaffiliated business	54,353	48,549
Unearned insurance premiums –
Affiliated business	13,854	14,062
Unaffiliated business	18,995	15,298
Deferred furniture rental income and security deposits	21,327	20,440
Notes payable	39,800	38,200
Income taxes payable, principally deferred	365,496	355,399
Other liabilities	55,727	48,258

	851,423	569,967

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Unrealized appreciation of investments, net of taxes	430,316	344,978
Retained earnings	2,088,767	2,022,036

Total shareholders’ equity	2,552,407	2,400,338

	$3,403,830	$2,970,305

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Revenues:
Furniture rentals	$84,063	$83,323	$249,839	$246,019
Sales and service revenues	33,895	35,745	100,369	107,972
Insurance premiums earned –
Affiliated business	8,790	7,069	23,863	20,565
Unaffiliated business	4,490	8,804	16,235	23,839
Dividend and interest income	24,461	22,071	70,403	61,582
Other	965	941	2,892	2,774

	156,664	157,953	463,601	462,751

Costs and expenses:
Cost of products and services sold	37,036	39,519	109,421	117,180
Insurance losses and loss adjustment expenses –
Affiliated business	5,961	3,708	13,409	8,443
Unaffiliated business	4,693	6,540	6,572	14,982
Insurance underwriting expenses –
Affiliated business	2,116	1,976	5,309	4,941
Unaffiliated business	1,404	3,280	6,148	7,123
Selling, general and administrative expenses	69,040	67,073	209,662	201,067
Interest expense	641	775	1,828	2,033

	120,891	122,871	352,349	355,769

Income before income taxes	35,773	35,082	111,252	106,982
Income taxes	11,376	11,569	36,511	36,307

Net income	24,397	23,513	74,741	70,675

Retained earnings — beginning of period	2,067,040	1,982,362	2,022,036	1,940,398
Cash dividends declared and paid	(2,670)	(2,599)	(8,010)	(7,797)

Retained earnings — end of period	$2,088,767	$2,003,276	$2,088,767	$2,003,276

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.43	$3.31	$10.50	$9.93

Cash dividends	$.375	$.365	$1.125	$1.095

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2007	2006
Cash flows from operating activities, net	$48,017	$89,541

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	47,549	28,390
Purchases of equity securities	(336,801)	(18,855)
Purchases of securities with fixed maturities	(3,889)	(21,691)
Purchases of rental furniture	(63,150)	(72,501)
Sales of rental furniture	47,695	53,569
Additions to condominium construction in process	(18,523)	(9,269)
Other, net	(2,380)	(2,137)

Net cash flows from investing activities	(329,499)	(42,494)

Cash flows from financing activities:
Net increase in line of credit borrowings	1,600	7,900
Payment of cash dividends	(8,010)	(7,797)

Net cash flows from financing activities	(6,410)	103

Increase (decrease) in cash and cash equivalents	(287,892)	47,150

Cash and cash equivalents — beginning of period	1,257,351	1,194,113

Cash and cash equivalents — end of period	$969,459	$1,241,263

Supplementary information:
Interest paid during period	$1,777	$1,642
Income taxes paid, net, during period	72,348	27,020

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1.
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
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
     Wesco and its subsidiaries join with Berkshire Hathaway Inc., (“Berkshire”), Wesco’s ultimate parent company, in the filing of consolidated federal income tax returns. Wesco’s consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (the “IRS”) through 1998. The IRS has completed its audit of the tax returns for the years 1999 through 2001 and has proposed adjustments to increase the tax liabilities related to Wesco. The examination is in the IRS’ appeals process. The IRS has also completed its audit of the tax returns for the years 2002 through 2004. Wesco management does not believe that the ultimate outcome of Federal income tax audits will materially affect Wesco’s consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after September 30, 2007 are likely to have a material effect on Wesco’s consolidated financial statements.

Note 2.
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Net income	$24,397	$23,513	$74,741	$70,675
Increase in unrealized appreciation of investments, net of income tax effect of $41,551, $24,977, $44,955 and $29,567	78,038	46,097	85,338	54,391

Comprehensive income	$102,435	$69,610	$160,079	$125,066

Note 3.
     Following is a summary of securities with fixed maturities:

	Sept. 30,	Dec. 31,
	2007	2006
Amortized cost	$37,718	$81,243
Gross unrealized gains	1,619	633
Gross unrealized losses	—	(15)

Fair value	$39,337	$81,861

     Following is a summary of marketable equity securities (all common stocks):

	Sept. 30,	Dec. 31,
	2007	2006
Total cost	$1,095,952	$511,004
Gross unrealized gains	659,839	529,546
Gross unrealized losses	—	—

Fair value	$1,755,791	$1,040,550

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
     PBP, Precision Steel, and other parties were also named in several civil lawsuits relating to the foregoing matter. Each of these civil lawsuits was recently settled with the plaintiffs for amounts that are not material to Wesco.
     Muniz v. Precision Brand Products, Inc., et. al., was a class action in the U.S. District Court for the Northern District of Illinois alleging diminution of property values. It was settled in the first quarter of 2007 for a total of $15,750. PBP’s share of that amount was $1,812.
     Bendik v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc. was a state court claim in the Circuit Court of Cook County, Illinois in which the plaintiff alleged that exposure to contaminants allegedly released by PBP and Precision Steel caused her to contract cancer. The case was settled in the third quarter of 2007 for $2,662. PBP’s and Precision Steel’s share of that amount was $600.
     Pote v. Precision Brand Products, Inc. and Precision Steel Warehouse, Inc. was a wrongful death action brought in the same court as the Bendik matter alleging that soil and groundwater contaminants from the industrial park were responsible for Mr. Pote’s death. The case was settled in the second quarter of 2007 for $1,250. PBP’s and Precision Steel’s share of that amount was $77.
     PBP and Precision Steel are in various stages of negotiations with their insurers, who undertook the cost of their defenses and agreed to indemnify them within the policy limits in connection with these matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid.
     Included in other liabilities on the accompanying condensed consolidated balance sheet is $1,087 as of September 30, 2007, representing the remaining unpaid balance as of that date, resulting from provisions previously recorded by PBP, representing PBP’s estimated share of costs of remediation agreed to with governmental entities and other parties, and related expenses, as well as estimated costs and expenses associated with matters discussed above (the “allowance for environmental costs”). Management anticipates that additional provisions may be required with respect to the Federal and state claims summarized above, in addition to the previously recorded amount included in the allowance for environmental costs. However, as of September 30, 2007, it was not possible to reasonably estimate the amount, if any, of additional costs or a range of costs that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Dollar amounts in thousands except for amounts per share

Note 5.
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Insurance segment:
Revenues	$37,444	$37,686	$109,660	$105,233
Net income	16,832	15,529	54,910	48,058
Assets at end of period	2,776,257	2,295,562	2,776,257	2,295,562

Furniture rental segment:
Revenues	$102,522	$103,307	$303,044	$304,945
Net income	7,368	7,645	18,904	21,281
Assets at end of period	255,950	265,551	255,950	265,551

Industrial segment:
Revenues	$15,436	$15,771	$47,164	$49,056
Net income	176	270	911	1,209
Assets at end of period	23,572	19,452	23,572	19,452

Goodwill of acquired businesses (included in assets)	$266,607	$266,607	$266,607	$266,607

Other items unrelated to business segments:
Revenues	$1,262	$1,189	$3,733	$3,517
Net income	21	69	16	127
Assets at end of period	81,444	58,121	81,444	58,121

Consolidated totals:
Revenues	$156,664	$157,953	$463,601	$462,751
Net income	24,397	23,513	74,741	70,675
Assets at end of period	3,403,830	2,905,293	3,403,830	2,905,293

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
OVERVIEW
Financial Condition
     Wesco continues to have a strong consolidated balance sheet at September 30, 2007, with relatively little debt and no hedging. Liquidity, which has traditionally been high, has been higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity investments, and reinvestment of the proceeds, mainly in cash equivalents pending redeployment. In the third quarter of 2007, $585 million was invested in marketable equity securities. Of that amount, $248 million is reflected on the condensed consolidated balance sheet as a liability for securities purchased. The Company’s consolidated balance sheet also reflects marketable equity securities of $1.756 billion as of September 30, 2007, versus $1.041 billion as of December 31, 2006, stated at fair value.
Results of Operations
     Consolidated after-tax earnings improved for the third quarter and first nine months of 2007 from the figures reported for the 2006 periods as a result of increased investment income of the insurance businesses, partially offset by several factors, including, increased operating expenses of the furniture rental business, as the Company’s CORT Business Services Corporation subsidiary expands and redirects the marketing of its rental relocation services from targeting individuals to targeting corporate clients, and decreased underwriting income of the insurance businesses.
FINANCIAL CONDITION
     Wesco’s shareholders’ equity at September 30, 2007 was $2.55 billion ($358 per share), up from $2.40 billion ($337 per share) at December 31, 2006. Shareholders’ equity included $430 million at September 30, 2007, and $345 million at December 31, 2006, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.

     Wesco’s consolidated cash and cash equivalents, held principally by its insurance businesses, amounted to $970 million at September 30, 2007, versus $1.26 billion held at December 31, 2006. Included in the September figure was $248 million, paid for securities purchased, early in October.
     Wesco’s consolidated borrowings totaled $39.8 million at September 30, 2007 versus $38.2 million at December 31, 2006. The increase in borrowings related to a revolving credit facility used in the furniture rental business. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $88.1 million at September 30, 2007, versus $78.3 million at December 31, 2006. In addition to this recorded debt, Wesco and its subsidiaries have operating lease and other contractual obligations which, at September 30, 2007, were essentially unchanged from the $147.4 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of its Form 10-K Annual Report for the year ended December 31, 2006.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Insurance segment:
Underwriting gain (loss)	$(581)	$240	$5,629	$5,795
Investment income	17,413	15,289	49,281	42,263
Furniture rental segment	7,368	7,645	18,904	21,281
Industrial segment	176	270	911	1,209
Nonsegment items	21	69	16	127

Consolidated net income	$24,397	$23,513	$74,741	$70,675

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Insurance premiums written –
Reinsurance	$9,787	$12,904	$26,849	$28,424
Primary	4,354	4,319	14,382	14,860

Total	$14,141	$17,223	$41,231	$43,284

Insurance premiums earned –
Reinsurance	$8,406	$10,688	$25,610	$28,581
Primary	4,874	5,185	14,488	15,823

Total	13,280	15,873	40,098	44,404

Insurance losses, loss adjustment expenses and underwriting expenses	14,174	15,504	31,438	35,489

Underwriting gain (loss), before income taxes –
Reinsurance	(1,419)	(694)	1,731	3,992
Primary	525	1,063	6,929	4,923

Total	(894)	369	8,660	8,915
Income taxes	(313)	129	3,031	3,120

Underwriting gain (loss)	$(581)	$240	$5,629	$5,795

     At September 30, 2007, in-force reinsurance business consisted of the participation in three pools of aviation-related risks: hull and liability pools, each to the extent of 16.67%, and a workers’ compensation pool to the extent of 5%. In 2006, in-force reinsurance consisted of participation in the same pools of aviation-related risks, with the participation in the hull and liability pools at the 12.5% level. Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire, and otherwise.
     The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. Reinsurance premiums written for the 2007 periods decreased by $3.1 million (24.2%) for the third quarter, and $1.6 million (5.5%) for the first nine months, from the comparable figures reported for the corresponding 2006 periods. These results occurred despite the 33.3% increase in the percentage by which Wes-FIC has participated in the hull and liability pools during 2007. As competition has intensified in the aviation market, the pools have experienced greater pricing pressure, and have continued to exercise underwriting discipline by not writing policies where pricing was deemed inadequate with respect to the risks assumed.

     Earned reinsurance premiums decreased $2.3 million (21.4%) for the third quarter of 2007, and $3.0 million (10.4%) for the first nine months, as compared with premiums earned for the corresponding periods of 2006. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premiums from period to period.
     Written primary insurance premiums increased $35 thousand (0.8%) for the third quarter of 2007, but decreased $0.5 million (3.2%) for the first nine months, from the corresponding 2006 amounts. KBS has experienced intensified price competition during approximately the past two years, and has reacted through the exercise of underwriting discipline. It does not write business when pricing is deemed inadequate with respect to risks assumed.
     Earned primary insurance premiums decreased $0.3 million (6.0%) for the third quarter of 2007, and $1.3 million (8.4%) for the first nine months, from those of the corresponding 2006 periods. Not only has there been an increase in KBS’s cost of reinsurance, but premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premiums from period to period.
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
     Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from period to period for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred. The pre-tax underwriting loss from reinsurance activities increased by $0.7 million for the third quarter of 2007 from that of the corresponding 2006 quarter. For the first nine months, the pre-tax underwriting gain from reinsurance activities decreased by $2.3 million from the corresponding 2006 figure. The combined ratios from reinsurance activities were 116.8% and 106.5% for the third quarters of 2007 and 2006, and 93.2 % and 86.2 % for the respective nine-month periods. These underwriting results reflect not only higher levels of claims recorded in the third quarters of each year, but also the detrimental effects caused by the softening of premium rates and, for the 2007 periods, the higher level of participation in the hull and liability contracts. It should be noted that the profitability of a reinsurance or insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given quarterly reporting period.
     Combined ratios from primary insurance were 89.2% and 79.5% for the third quarters of 2007 and 2006, and 79.5% and 68.9% for the respective nine-month periods. The combined ratio for the first nine months of 2007 reflects favorable reserve development of $0.9 million, net, recorded in the second quarter. That figure was attributable to $1.9 million of favorable development following a court decision relating to a loss recorded in 2005, partially offset by unfavorable development of $1.0 million relating to a claim originally reported to KBS in 2003.

     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers large amounts to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Investment income, before taxes	$24,163	$21,813	$69,561	$60,829
Income taxes	6,750	6,524	20,280	18,566

Investment income, after taxes	$17,413	$15,289	$49,281	$42,263

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses).
     Pre-tax investment income increased $2.4 million (10.8%) for the third quarter of 2007, from the corresponding 2006 figure, principally as a result of increased dividend income. Pre-tax investment income increased $8.7 million (14.4%) for the first nine months of 2007, reflecting mainly increased interest earned on short-term investments during the first half of 2007, due principally to higher interest rates earned on short-term investments, as well as increased dividend income for the nine-month period.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 27.9% and 29.9% for the third quarters of 2007 and 2006, and 29.2% and 30.5% for the respective nine-month periods. These fluctuations reflect the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Revenues:
Furniture rentals	$84,063	$83,323	$249,839	$246,019
Furniture sales	16,253	17,920	47,695	53,569
Service fees	2,206	2,064	5,510	5,357

Total revenues	102,522	103,307	303,044	304,945

Cost of rentals, sales and fees	23,917	26,225	69,878	76,817
Selling, general and administrative expenses	66,016	64,059	200,421	191,057
Interest expense	641	775	1,828	2,033

	90,574	91,059	272,127	269,907

Income before income taxes	11,948	12,248	30,917	35,038
Income taxes	4,580	4,603	12,013	13,757

Segment net income	$7,368	$7,645	$18,904	$21,281

     Furniture rental revenues for the third quarter of 2007 increased $0.7 million (0.9%) from those of the third quarter of 2006, and for the first nine months of 2007, by $3.8 million (1.6%) from those of the first nine months of 2006. Excluding $8.5 million and $7.3 million of rental revenues from trade shows and from locations not in operation throughout each of the three-month periods, and $31.1 million and $25.9 million of similar revenues for each of the nine-month periods, rental revenues were relatively unchanged from those of the third quarter and nine-month periods of last year. The number of furniture leases outstanding at the end of the third quarter of 2007 was 4.9% lower than at the end of the third quarter of 2006. The decrease in the number of outstanding leases continues a trend that developed late in 2006, believed to be due principally to non-renewals of leases generated in the aftermath of hurricanes Katrina and Rita, increased interest rates and energy prices, and customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, the furniture rental revenues have grown due mainly to an increase in tradeshow demand and improved pricing.
     Furniture sales revenues for the third quarter of 2007 decreased $1.7 million (9.3%) from those of the third quarter of 2006, and for the first nine months of 2007, by $5.9 million (11.0%) from those of the first nine months of 2006. The decreases are believed to be attributed principally to the continued softening of the housing market and higher energy prices that have contributed to an industry-wide decline in retail furniture sales.
     Service fees for the third quarter and first nine months of 2007 were relatively unchanged from those reported for the third quarter and first nine months of 2006. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late last year, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity towards providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Management is hopeful that the expansion of facilities and personnel devoted to the relocation service as well as the change in focus of its relocation activities will result in profitable long-term revenue growth.

     Cost of rentals, sales and fees amounted to 23.3% and 23.1% of revenues for the third quarter and first nine months of 2007, versus 25.4% and 25.2% for the corresponding periods of 2006. The decrease in costs as a percentage of revenues was due principally to a shift in revenue mix, with a larger percentage of revenue coming from furniture rental, which has a higher margin than furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the third quarter of 2007 increased $1.8 million (2.8%) from those reported for the third quarter of 2006, and $9.2 million (4.7%) from those reported for the first nine months of 2006. The increase in operating expenses in 2007 was due principally to an increase in personnel devoted to the rental relocation service as CORT redirects its marketing efforts to target corporate clients, and other related expenses.
     Operating expenses as a percentage of revenues increased from 62.8% for the third quarter and 63.3% for the first nine months of 2006, to 65.0% for the third quarter and 66.7% for the first nine months of 2007. The increases were principally attributable to the increased operating expenses and the softness of retail revenues.
     Income before income taxes for the furniture rental segment amounted to $11.9 million for the third quarter and $30.9 million for the first nine months of 2007, versus $12.2 million for the third quarter and $35.0 million for the first nine months of 2006. The 2.5% decrease in pre-tax operating results for the third quarter, and 11.8% decrease for the first nine months of 2007, were principally attributable to the significant increases in personnel-related expenses, offset somewhat by increased gross profits resulting from changes in revenue mix.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Revenues	$15,436	$15,771	$47,164	$49,056

Income before income taxes	$281	$449	$1,512	$1,859
Income taxes	105	179	601	650

Segment net income	$176	$270	$911	$1,209

     Reference is made to pages 29 and 30 of Wesco’s 2006 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry since approximately 2000.
     Industrial segment revenues decreased $0.3 million (2.1%) for the third quarter of 2007, and $1.9 million (3.9%) for the first nine months, as compared with revenues of the corresponding 2006 periods. In the first quarter of 2006, Precision Steel’s Precision Brand Products subsidiary made an extraordinarily large sale of toolroom supplies to a single customer. Excluding that transaction, industrial segment revenues decreased $1.0 million (2.1%) for the first nine months of 2007 from those of the corresponding 2006 period. Sales volume, in terms of pounds sold, decreased 12.7% for the third quarter of 2007, and 17.1% for the first nine months, from sales volume of the corresponding 2006 periods. The relative stability of revenues for the current periods, as compared with those of the corresponding periods last year, has been attributable principally to ongoing increases, approximating 19%, in average selling prices per pound over the past eighteen months.
     As explained in Note 4 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is difficult to estimate. Segment operating results for the first nine months of 2006 reflect a charge for estimated costs relating to this matter of $0.8 million ($0.5 million, after taxes), recorded in the second quarter. No similar costs were incurred in the 2007 periods.
     Income before income taxes of the industrial segment decreased $0.2 million for the third quarter of 2007, and $0.3 million for the first nine months, from the corresponding 2006 figures. Excluding the aforementioned litigation-related expense recorded in the second quarter of 2006, income before income taxes of the industrial segment decreased $1.1 million for the first nine months of 2007, from the pre-tax figure for last year’s first nine months. The decreases in pre-tax and net income for the 2007 periods resulted principally from the decreases in gross profit as a percentage of revenues, from 15.7% for the third quarter and 17.7% for the first nine months of 2006, to 15.0% and 16.2% for the corresponding periods of 2007, and, for the 9-month period, to the absence in 2007 of a very large sale of toolroom supplies as occurred in the first quarter of 2006.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2006. At September 30, 2007, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 34 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2006 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2007.

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

WESCO FINANCIAL CORPORATION
Date: November 2, 2007	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)