Form 10-K
period 2007-12-31
WESCO FINANCIAL CORP
filed 2008-02-29
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 was: $515,783,000.

The number of shares outstanding of the registrant’s Capital Stock as of February 27, 2008 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of
Title of Document	Form 10-K

Proxy Statement for 2008 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

ITEM 1.	Business

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

Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s Chairman and Chief Executive Officer and economic owner of 28.1% of its stock. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.

Wesco’s activities fall into three business segments — insurance, furniture rental and industrial. The insurance segment consists of the operations of Wes-FIC and KBS. The furniture rental segment consists of the operations of CORT. The industrial segment comprises Precision Steel’s steel service center and industrial supply operations. Wesco is also engaged in several activities not identified with the three business segments, including investment activity unrelated to the insurance segment, MS Property’s real estate activities, and parent company activities.

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

Wes-FIC’s high statutory net worth (about $2.5 billion at December 31, 2007) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC has also been party to “quota-share” reinsurance, under which it shares in premiums and losses proportionately with the ceding company.

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

Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated in recent years:

•	A multi-year, quota-share arrangement, entered into in 2000 through NICO, as intermediary without profit, for participation in a pool of certain property and casualty risks written by a large, unaffiliated insurer. For 2003 and through the contract’s commutation (termination) in the latter part of 2004, Wes-FIC participated to the extent of 6% in the pool. The terms of this arrangement were identical to those accepted by a member of the Berkshire Insurance Group, except as to the amount of the participation. As a result of the commutation of the contract, Wes-FIC is no longer liable for any claims or losses, or for adjustments to losses previously recorded, under the contract.

•	Participation, since 2001, in several risk pools managed by a subsidiary of General Reinsurance Corporation, a Berkshire Insurance Group member, covering principally hull, liability and workers’ compensation exposures, relating to the aviation industry. In the more recent years, Wes-FIC’s participation has been as follows: for 2005, to the extent of 10% in the hull and liability pools and 5% of the workers’ compensation pool; for 2006, 12.5% of the hull and liability pools and 5% of the workers’ compensation pool; and for 2007, 16.67% in the hull and liability pools and 5% of the workers’ compensation pool. Another General Reinsurance Corporation subsidiary provides a portion of the upper- level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes-FIC’s exposure to detrimental effects, however, is also mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC and unrelated pool members representing an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, has access to information regarding significant losses and thus is able to address conflict issues that might arise.

Effective January 1, 2008, Wes-FIC entered into a retrocession agreement with National Indemnity Company (“NICO”), a wholly owned indirect subsidiary of Berkshire Hathaway Inc., to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC will assume 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the next five years on the same terms as NICO’s agreement with Swiss Re. If recent years’ volumes were to continue over the next five years, the annual written premium assumed under this retrocession agreement would be in the $300 million range, however actual premiums assumed over the five year period could vary significantly depending on market conditions and opportunities.

Wes-FIC is also licensed to write “direct,” or “primary” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write such insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

In 1996, Wes-FIC purchased 100% of KBS. KBS, which writes primary insurance, provides specialized insurance coverage to more than 20% of the banks in the United States, mostly small and medium-sized banks in the Midwest. It is licensed to write business in 38 states. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity, as well as deposit guaranty bonds which insure deposits in excess of federal deposit insurance limits. KBS purchases reinsurance for indemnification against large losses. For several years, through 2005, 50% of a layer of loss exposure was ceded to an unaffiliated reinsurer and the other 50% to the Berkshire Insurance Group, on identical terms. A second layer was reinsured 70% with the same non-affiliate and 30% was retained by KBS. Since 2006, when the unaffiliated reinsurer declined to renew its contract with KBS, the Berkshire Insurance Group has reinsured the entire first layer of exposure itself. Another layer is 35%-retained by KBS and the other 65% is reinsured by the Berkshire Insurance Group, at market prices. In 2007, premiums of $3.5 million were ceded to the Berkshire Insurance Group, no losses were allocated to it, and $125,000 of loss reserves, which had been allocated to it in 2005, were reversed. In recent years, KBS has retained a greater proportion of the risks it has underwritten. By retaining a larger amount of risk than in the past, Wesco seeks satisfactory operating results over the long term in return for greater short-term volatility.

KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small Midwestern banks is declining as the banking industry consolidates, KBS relies for growth on an extraordinary level of service provided by its employees and agents, and on products such as deposit guaranty bonds, which were introduced in 1993 and currently account for almost half of premiums written.

A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.5 billion at December 31, 2007. This capital strength creates opportunities for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.

Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2007 amounted to only 2% of their combined statutory surplus, compared to an industry average of 90% based on figures reported for 2006 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting, conservative reserving, and Wes-FIC’s extremely strong capital base.

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

FURNITURE RENTAL SEGMENT

CORT is the nation’s largest provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition,

CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 32 states and the District of Columbia) comprises 86 showrooms, 75 clearance centers and 74 warehouses, as well as eight websites, including www.cort.com.

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

In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on growth in rentals of office furniture while maintaining its premier position in residential furniture rental. In order to promote longer office lease terms, CORT offers lower rates on leases when lease terms exceeds six months. A significant portion of CORT’s residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation and travel while developing residential business with new and transferred employees. CORT also provides short-term rentals for trade shows and conventions. Its www.corttradeshow.com website assists in providing information to and gathering leads from prospects.

The furniture rental business is dependent on economic cycles, and the recent softening of the housing sector could contribute to a weakening of the furniture rental business. Because CORT has made several selective acquisitions since it was purchased by Wesco, it is believed that CORT is now well positioned to benefit from domestic job growth and any corresponding economic expansion.

CORT provides a nation-wide apartment locator service through its websites (www.cort.com, www.relocationcentral.com and www.apartmentsearch.com) customer call centers and walk-in locations. The apartment locator service, which was begun in 2001 as CORT’s Relocation Central Corporation subsidiary and marketed to individuals, has not operated profitably since inception. In order to trim operating costs, its operations were reorganized and, by yearend 2004, absorbed into CORT’s. CORT’s apartment locator service, which was originally intended mainly to lead to increased furniture rentals, now relies more on Internet traffic and less on walk-in locations. In consideration of its national presence and expertise in filling a need of the business community, late in 2006 CORT began marketing its relocation service, designed specifically for renters, to Fortune 2000 companies as a comprehensive, seamless solution to their employee-relocation needs. In addition to providing rental furniture, CORT provides assistance with all aspects of employee rental-related relocations, services which include guided city tours, arranging for movers, locating temporary or long-term housing, assisting with settling in and other ancillary services. Through its network of foreign contacts, CORT also provides such services internationally. Although the relocation business is competitive, it is believed that CORT is well positioned to expand these services due not only to its national presence and liquidity, but also because the business reputation of Berkshire Hathaway gives it entrée to the offices of many prospective customers, and thus a competitive advantage.

In January 2008, CORT expanded its operations to the United Kingdom through the purchase of Roomservice Group, a small regional provider of furniture rental and relocation services.

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

CORT has approximately 2,450 full-time employees, including 62 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze, aluminum and other metals, cut these metals to order, and sell them to a wide variety of customers.

The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 20 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume for all shapes of products (flat rolled, bar, wire, structural, plate, tubular steel, etc.) of approximately 60 million tons. Precision Steel competes not only with other service centers but also with mills that supply metal to service centers, original equipment manufacturers and end-users. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by economic cycles and a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.

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

Steel service raw materials are obtained principally from major domestic steel mills, and their availability had generally been good until approximately four years ago, when the market drifted into near chaos caused by shortages. Consolidation and downsizing at the mill level has resulted in extended lead times and has given the producing mills unprecedented authority in the marketplace regarding pricing and the establishment of minimum order requirements and other restrictions. Precision Steel’s service centers continue to maintain extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

The industrial segment businesses are subject to economic cycles and other factors, but are not dependent on a few large customers. The backlog of steel service orders increased to $4.9 million at December 31, 2007 from $4.1 million at December 31, 2006.

There are 197 full-time employees engaged in the industrial segment businesses, 40% of whom are members of unions. Management considers labor relations to be good.

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

In addition to the factors affecting specific business operations identified in connection with the description of these operations and their financial results elsewhere in this report, we invite your attention to the considerations and risk factors described below. The risk factors could cause Wesco’s actual results to differ materially from the forward-looking and other statements contained in this report and in the other periodic reports and other filings Wesco makes with the SEC, as well as in news releases, annual reports and other communications that Wesco makes from time to time.

An investment in Wesco is not an investment in Berkshire Hathaway.

From time to time there is an erroneous report by an analyst or reporter that an investor wishing to purchase Berkshire Hathaway common stock can simply purchase shares of Wesco stock at a lower price. Berkshire Hathaway is the parent of Wesco. Wesco’s operations differ significantly from those of Berkshire Hathaway, and its shares may trade at a significantly different price relative to its intrinsic value than do those of Berkshire Hathaway. In addition to the risk factors affecting Wesco’s operations, Berkshire Hathaway has risk factors of its own. Investors wishing to have investment exposure to Berkshire Hathaway cannot accomplish this by purchasing Wesco shares. They should carefully read Berkshire Hathaway’s published financial statements and filings with the SEC.

Wesco is dependent for its investment and all other capital allocation decisions on a few key people.

Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, Chairman of the Board of Directors, President and CEO of Wesco, and Vice Chairman of the Board of Directors of Berkshire Hathaway, age 84, in consultation with Warren E. Buffett, Chairman of the Board of Directors and CEO of Berkshire Hathaway, age 77. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a materially adverse effect on Wesco. However, Berkshire’s Board of Directors has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its Board continually monitors this matter and could alter its current view in the future.

Unless Wesco can reinvest a large amount currently invested in cash equivalents at attractive returns, future returns on shareholders’ equity will probably be less than those of the past.

Wesco’s consolidated balance sheet reflects total assets of $3.1 billion as of yearend 2007. Of that amount, more than $550 million has been invested in cash equivalents and fixed-maturity investments since early in 2003. Although Wesco’s consolidated investments in cash-equivalent and fixed-maturity investments have declined significantly from the $1.3 billion owned one year ago, due principally to Wesco’s investment of $802 million, net, in marketable equity securities during the latter part of 2007, unless significant additional amounts can be attractively reinvested in acquisitions, equity securities or other long-term instruments of the type that have been principally responsible for the long-term growth of Wesco’s shareholders’ equity, future returns on shareholders’ equity will probably be less than those of the past. Due to the current size of Wesco and its parent, Berkshire Hathaway, Wesco’s opportunities for growing shareholders’ equity are unlikely to be as attractive as in the past.

Wesco’s Wes-FIC subsidiary is dependent upon the Berkshire Insurance Group for its management and personnel, and for opportunities to participate with the Group in reinsurance contracts representing essentially the entirety of its reinsurance business, as well as a significant portion of its insurance business to date.

Since the incorporation of Wes-FIC in 1985, Wesco’s insurance and reinsurance business, other than that conducted by its Kansas Bankers Surety subsidiary, has been limited principally to participation with members of the Berkshire Insurance Group in contracts for the reinsurance of risks of unaffiliated property and casualty insurance companies. Wes-FIC’s operations are managed by National Indemnity Company, a member of the Berkshire Insurance Group; it has no employees of its own. In the event the Berkshire Insurance Group were to cease operating Wes-FIC’s business or to significantly curtail Wes-FIC’s participation with it in reinsurance contracts, Wes-FIC would be required to look elsewhere for personnel who would conduct and manage its operations, and/or seek to continue its insurance business in a different manner, possibly by acquisition. Inasmuch as Wesco and its subsidiaries, including Wes-FIC, are also subsidiaries of Berkshire Hathaway through Berkshire Hathaway’s 80.1%-ownership of Wesco, Wesco does not foresee a time when Berkshire Hathaway would not continue operating its insurance business.

Wesco’s tolerance for risk in its insurance businesses may result in a high degree of volatility in periodic reported earnings.

Wes-FIC participates with members of the Berkshire Insurance Group in certain reinsurance contracts in which significant risk is periodically assumed. The Berkshire Insurance Group has indicated that it continues to be willing to assume more risk than any other insurer has knowingly taken on. Although Wes-FIC’s reinsurance currently in force does not subject it to super-catastrophe risks, it has procedures in place for the immediate acceptance of participations in catastrophic excess of loss reinsurance, which could subject it to large amounts of losses from mega-catastrophes such as hurricanes or earthquakes, if offered to it by the Berkshire Insurance Group, so long as the Berkshire Insurance Group participates in such reinsurance activities to a greater degree. The tolerance for significant risks may in certain future periods result in significant losses. This policy may result in a high degree of volatility in Wesco’s periodic reported earnings.

As described above in Item 1, Business, Wes-FIC recently entered into a substantial quota-share arrangement whereby Wes-FIC is reinsuring 2 per cent of essentially all of the property and casualty insurance business of a large insurer not affiliated with the Berkshire Insurance Group. This arrangement will significantly increase Wes-FIC’s premium volume, and thus, the potential for increased volatility and losses. In addition, as with all reinsurance arrangements, Wes-FIC does not control the underwriting of the primary insurer and relies on the primary insurer’s reputation and judgment in deciding what underlying risks to insure.

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

CORT carries out its rental, sales and warehouse operations in metropolitan areas in 32 states and the District of Columbia through 164 facilities, of which 17 were owned and the balance leased as of December 31, 2007. The leased facilities’ lease terms expire at dates ranging from 2008 to 2018. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of yearend 2007 ranged in size from 1,200 to 10,388 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of net rentable area, and a multistory garage with space for 420 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco at market rental rates. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2017. Adjacent to the building and garage is a parcel on which MS Property is nearing completion of a multi-story, 28-unit, luxury condominium building. MS Property is seeking city approval of its plans, at a later date, to build another multi-story luxury condominium building on a vacant parcel of land it owns in the next block.

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

Wesco and its subsidiaries are not involved in any legal proceedings that are expected to result in detrimental financial impact material to its shareholders’ equity. However, see Note 9 to the accompanying consolidated financial statements for an explanation of an environmental matter involving Precision Steel and one of its subsidiaries that could materially impact consolidated net income in a particular fiscal period.

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

The following table sets forth quarterly ranges of composite prices for American Stock Exchange trading of Wesco shares for 2007 and 2006, based on data reported by the American Stock Exchange, as well as cash dividends paid by Wesco on each outstanding share:

	2007			2006
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$501	$433	$0.375	$411	$377	$0.365
June 30	466	385	0.375	408	361	0.365
September 30	409	375	0.375	437	367	0.365
December 31	432	388	0.375	505	429	0.365

			$1.500			$1.460

There were approximately 410 shareholders of record of Wesco’s capital stock as of the close of business on February 7, 2008. It is estimated that approximately 4,000 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Wesco did not purchase any of its own equity securities during 2007.

Wesco Stock Performance Graph

The following graph compares the value at each subsequent yearend of $100 invested in Wesco capital stock on December 31, 2002 with identical investments in the Standard and Poor’s (“S&P”) 500 Stock Index and the S&P Property-Casualty Insurance Index, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Return*

*	It would be difficult to develop a peer group of companies similar to Wesco. The Company owns subsidiaries engaged in a number of diverse business activities of which the most important is the property and casualty insurance business and, accordingly, management has used the Standard and Poor’s Property-Casualty Insurance Index for comparative purposes.

Item 6.	Selected Financial Data

Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2007 consolidated financial statements appearing in Item 8 of this report. (Amounts are in thousands except for amounts per share.)

	December 31,
	2007	2006	2005	2004	2003

Assets:
Cash and cash equivalents	$526,722	$1,257,351	$1,194,113	$1,161,163	$1,052,462
Investments —
Securities with fixed maturities	38,600	81,861	74,441	94,299	167,390
Marketable equity securities	1,919,425	1,040,550	884,673	759,658	754,634
Accounts receivable	79,512	60,386	53,987	46,007	60,168
Rental furniture	178,297	182,846	187,572	171,983	163,699
Goodwill of acquired businesses	266,607	266,607	266,607	266,607	266,607
Other assets	103,846	80,704	67,118	71,818	73,435

Total assets	$3,113,009	$2,970,305	$2,728,511	$2,571,535	$2,538,395

Liabilities:
Insurance losses and loss adjustment expenses —
Affiliated business	$39,687	$29,761	$19,697	$14,910	$67,416
Unaffiliated business	54,158	48,549	42,283	41,252	35,110
Unearned insurance premiums —
Affiliated business	15,041	14,062	12,301	14,118	8,646
Unaffiliated business	15,225	15,298	16,092	11,223	20,347
Deferred furniture rental income and security deposits	19,947	20,440	22,204	20,358	19,835
Accounts payable and accrued expenses	49,476	48,258	52,587	51,501	48,931
Notes payable	37,200	38,200	42,300	29,225	12,679
Income taxes payable, principally deferred	347,416	355,399	290,615	272,005	247,241

Total liabilities	$578,150	$569,967	$498,079	$454,592	$460,205

Shareholders’ equity:
Capital stock and additional paid-in capital	$33,324	$33,324	$33,324	$33,324	$33,324
Unrealized appreciation of investments, net of taxes	381,017	344,978	256,710	427,690	426,542
Retained earnings	2,120,518	2,022,036	1,940,398	1,655,929	1,618,324

Total shareholders’ equity	$2,534,859	$2,400,338	$2,230,432	$2,116,943	$2,078,190

Per capital share	$356.03	$337.14	$313.27	$297.33	$291.89

	Year Ended December 31,
	2007	2006	2005	2004	2003

Revenues:
Furniture rentals	$327,671	$324,300	$303,485	$275,378	$275,949
Sales and service revenues	129,861	139,058	141,749	139,130	130,301
Insurance premiums earned —
Affiliated business	35,530	32,643	32,450	19,371	47,818
Unaffiliated business	18,881	21,506	17,032	35,218	58,833
Dividend and interest income	90,872	84,504	56,792	36,844	44,763
Realized net investment gains	24,240	—	333,241	—	53,466
Other	3,869	3,716	3,541	3,372	3,187

	630,924	605,727	888,290	509,313	614,317

Costs and expenses:
Cost of products and services sold	143,282	154,218	153,402	146,783	144,725
Insurance losses and loss adjustment expenses —
Affiliated business	24,008	21,401	11,990	(2,251)	34,599
Unaffiliated business	4,269	9,944	9,482	22,209	27,703
Insurance underwriting expenses —
Affiliated business	8,019	7,566	6,611	6,646	9,490
Unaffiliated business	7,284	7,294	6,832	5,458	10,705
Selling, general and administrative	280,728	265,327	262,594	261,434	278,090
Interest expense	2,408	2,711	1,575	799	749

	469,998	468,461	452,486	441,078	506,061

Income before income taxes and minority interest	160,926	137,266	435,804	68,235	108,256
Income taxes	51,765	45,233	141,225	20,808	34,852
Minority interest in net loss of subsidiary	—	—	—	—	(1,307)

Net income	$109,161	$92,033	$294,579	$47,427	$74,711

Amounts per capital share:
Net income	$15.33	$12.93	$41.37	$6.66	$10.49
Cash dividends	1.50	1.46	1.42	1.38	1.34

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

Financial Condition

Wesco continues to have a strong consolidated balance sheet at December 31, 2007, with relatively little debt. Liquidity, which has traditionally been high, has been higher than usual for the past several years due principally to sales, maturities and redemptions of fixed-maturity and other investments, and reinvestment of the proceeds, mainly in cash equivalents pending redeployment for the long term. In the latter half of 2007, $802 million, net, was invested in marketable equity securities. Principally as a result, the Company’s consolidated balance sheet reflects marketable equity securities with fair value of $1.919 billion as of yearend 2007, versus $1.041 billion as of yearend 2006.

Wesco’s equity investments are in strong, well-known companies. The practice of concentrating in a few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire Hathaway, who consult with respect to Wesco’s investments and major capital allocations. Wesco has no investments in subprime loans.

Results of Operations

Wesco’s consolidated net income has fluctuated from year to year, often significantly, as a result of the realization of gains on investments. Realized gains amounted to $24.2 million ($15.8 million, after taxes) for 2007 and $333.2 million ($216.6 million, after income taxes) for 2005. No gains or losses were realized in 2006. The investment gains realized in 2005 resulted principally from the exchange of common shares of the Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with PG’s acquisition of Gillette in the fourth quarter of 2005. The amount, if any, of realized gain or loss in any year has no predictive value and variations in amount from year to year have no practical analytical value, particularly in view of the existence of substantial unrealized price appreciation in Wesco’s consolidated investment portfolio at each balance sheet date.

Wesco’s consolidated 2007 after-tax income, excluding realized investment gains, increased by $1.4 million for the year, due mainly to increased investment and underwriting income earned by the insurance businesses, significantly offset by increased operating expenses of the furniture rental business, as the Company’s CORT Business Services Corporation subsidiary expands and redirects the marketing of its rental relocation services from targeting individuals to targeting corporate clients.

FINANCIAL CONDITION

Wesco’s shareholders’ equity at December 31, 2007 was $2.53 billion ($356.03 per share), up $134.5 million from the $2.40 billion ($337.14 per share) at December 31, 2006. Shareholders’ equity included $381.0 million at December 31, 2007, and $345.0 million at December 31, 2006, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation. The unrealized gain component amounted to 15.0% of shareholders’ equity at December 31, 2007, versus 14.4% one year earlier.

Wesco’s consolidated borrowings totaled $37.2 million at December 31, 2007 versus $38.2 million at December 31, 2006. Except as to $0.2 million at each yearend, these amounts related to a $100 million revolving credit facility used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $138.3 million of operating lease and other contractual obligations at December 31, 2007, versus $147.4 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)

Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2007 totaled $93.8 million versus $78.3 million at December 31, 2006. Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.

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

	Year Ended December 31,
	2007	2006	2005

Insurance segment:
Underwriting	$7,040	$5,164	$11,798
Investment income	65,207	58,528	39,068
Furniture rental segment	20,316	26,884	20,676
Industrial segment	915	1,211	1,198
Nonsegment items other than investment gains	(73)	246	5,233
Realized investment gains	15,756	—	216,606

Consolidated net income	$109,161	$92,033	$294,579

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

	Year Ended December 31,
	2007	2006	2005

Insurance premiums written —
Reinsurance	$35,346	$35,710	$29,054
Primary	19,493	19,800	21,199

Total	$54,839	$55,510	$50,253

Insurance premiums earned —
Reinsurance	$34,998	$33,323	$28,338
Primary	19,413	20,826	21,144

Total	54,411	54,149	49,482
Insurance losses, loss adjustment expenses and underwriting expenses	43,580	46,205	34,916
Underwriting gain, before income taxes —
Reinsurance	2,158	2,538	6,857
Primary	8,673	5,406	7,709

Total	10,831	7,944	14,566
Income taxes	3,791	2,780	2,768

Underwriting gain	$7,040	$5,164	$11,798

The nature of Wes-FIC’s participation in the aviation-related reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the ceding pools. In addition, periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process.

Reinsurance premiums written for 2007 decreased by $0.4 million (1.0%), and earned reinsurance premiums increased by $1.7 million (5.0%), from the corresponding 2006 figures, despite the 33.3% increase in the level at which Wes-FIC participated in the hull and liability pools in 2007. As competition has intensified in the aviation market, the pools have experienced greater pricing pressures and have continued to exercise underwriting discipline by not writing policies where pricing was deemed inadequate with respect to the risks assumed. Written premiums for 2006 increased by 22.9%, and earned reinsurance premiums increased by 17.6%, from those of 2005. These increases were attributed principally to the 25%-higher level of participation in the hull and liability pools in 2006, as well as an increase in the volume of business written by the workers’ compensation pool. Intensifying competitive pressures, which negatively affected written premiums for 2006, more significantly affected written premiums for 2007.

Reinsurance activities have fluctuated from year to year as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire and otherwise. See Item 1, Business, for information about Wes-FIC’s participation in a an additional quota-share reinsurance contract, expected to significantly increase its premium volume over a five-year period beginning in 2008. The level of business written by Wes-FIC in future periods will also vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates.

Written primary insurance premiums decreased by $0.3 million in both 2007 and 2006, representing decreases of 1.6% for 2007 and 6.6% for 2006. KBS has experienced intensified price competition during the past approximately two years, and has reacted through the exercise of underwriting discipline.

Management believes that “underwriting gain or loss” is an important measure of financial performance of insurance companies. When stated as a percentage, the sum of insurance losses, loss adjustment expenses and underwriting expenses, divided by premiums, gives the combined ratio. A combined ratio of less than 100% connotes an underwriting profit and a combined ratio of greater than 100% connotes an underwriting loss. The ratio is figured on a pre-tax basis. Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from year to year for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred.

For 2007, 2006 and 2005, reinsurance generated underwriting gains of $2.2 million, $2.5 million and $6.9 million, representing combined ratios of 93.9%, 94.0% and 75.9%, all of which management considers to have been favorable. The figures for the two most recent years reflect the detrimental effects of increasingly competitive pressures which have resulted in the ongoing softening of prices in terms of premiums charged throughout those years. The 2006 figure also reflects less favorable claims experience in the latter half of the year, with respect to the hull and liability contracts, where Wes-FIC’s participation increased by 25 percent for that year. Had it not been for net favorable reserve development of $3.2 million in 2007, essentially all of which related to the aviation-related contracts, reinsurance activities for 2007 would have generated an underwriting loss of $1.3 million ($0.8 million, after taxes). The underwriting results for 2006 and 2005 also include net favorable (unfavorable) reserve development of ($0.4 million) for 2006, comprised of unfavorable development of $1.7 million attributable to the aviation-related contracts, partially offset by $1.3 million of favorable development for a contract whose coverage period ended in 1989, and $0.7 million for 2005, attributable to the aviation-related contracts. The 2005 figure also reflects estimated losses of $0.7 million, before taxes, related to Hurricane Katrina, which struck the Gulf Coast of the United States in the third quarter.

Combined ratios from primary insurance were 55.1%, 73.8% and 58.8% for 2007, 2006 and 2005, which management considers to have been favorable. In 2007, pre-tax underwriting results improved by $3.3 million (60.4%) and included net favorable reserve development of $3.6 million associated with estimates of losses recorded in several previous years, most notably, the reversal of a $1.9 million estimated loss recorded in 2005, following a recent court decision. In 2006, pre-tax underwriting results from primary insurance declined by $2.3 million (29.9%) from those of 2005. Underwriting results from primary insurance included net unfavorable loss development of $0.2 million and $0.6 million, before taxes, for 2006 and 2005, amounts not considered significant.

It should be noted that the profitability of a reinsurance or insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period. No trends have been identified which directly relate to losses, other than the effects from the current trend of increasing competition, causing declining premium rates. Losses incurred by Wesco’s insurance segment, by their very nature, occur unexpectedly and fluctuate from period to period in both frequency and magnitude. Wesco’s insurers cede minimal amounts of their direct business, and as a result underwriting results may be volatile.

The income tax provision associated with the insurance segment’s underwriting activities for 2005 benefited by $2.3 million relating to the resolution of an issue raised in an examination of prior year income tax returns by the Internal Revenue Service.

Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. In spite of partial relief provided to the insurance industry by the Terrorism Risk Insurance Act, enacted in 2002 and amended by the Terrorism Risk Extension Act of 2005, and the Terrorism Risk Insurance Program Reauthorization Act of 2007, Wes-FIC is exposed to insurance losses from terrorist events. Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted. Management, however, does not believe it likely that, on a worst-case basis, Wesco’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect. Losses from terrorism could, however, significantly impact Wesco’s periodic reported earnings.

Other industry concerns in recent years have included exposures to losses relating to environmental contamination and asbestos. Management currently believes such exposures to be minimal.

Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Year Ended December 31,
	2007	2006	2005

Investment income, before taxes	$89,716	$83,441	$55,889
Income taxes	24,509	24,913	16,821

Investment income, after taxes	$65,207	$58,528	$39,068

Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). The $6.3 million (7.5%) increase in pre-tax investment income for 2007 reflected a $11.7 million increase in dividend income, attributable principally to the investment of $801.7 million, net, in equity securities in the latter part of 2007, partially offset by a decline in interest income resulting mainly from the use of interest-bearing cash equivalents and fixed-maturity investments for the purchase of the equity securities. The increase of $27.6 million (49.3%) in investment income for 2006 was due principally to higher interest rates earned on short-term investments. Dividend income improved slightly.

Wesco continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.

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

Reference is made to the table of contractual obligations appearing on page 30.

Furniture Rental Segment

Following is a summary of the results of operations of CORT Business Services Corporation (“CORT”), Wesco’s furniture rental segment. (Amounts are in thousands.)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Furniture rentals	$327,671	$324,300	$303,485
Furniture sales	61,704	69,551	72,394
Service fees	6,795	6,454	8,021

	396,170	400,305	383,900

Cost of rentals, sales and fees	91,407	101,605	102,032
Selling, general and administrative expenses	268,469	252,657	250,542
Interest expense	2,408	2,711	1,575

	362,284	356,973	354,149

Income before income taxes	33,886	43,332	29,751
Income taxes	13,570	16,448	9,075

Segment net income	$20,316	$26,884	$20,676

Furniture rental revenues for 2007 increased $3.4 million (1.0%) from those of 2006, after increasing $20.8 million (6.9%) for 2006 from those of 2005. Excluding rental revenues from trade shows and locations not in operation throughout each year, rental revenues for 2007 decreased 0.6% from those of 2006, following an increase of approximately 4.9% in the preceding year. The number of furniture leases outstanding at yearend 2007 was 5.7% lower than at yearend 2006, following a decline of 5.1% in the preceding year. The decrease in the number of outstanding leases continues a trend that developed late in 2006, believed to be due principally to non-renewals of leases generated in the aftermath of hurricanes Katrina and Rita, increased energy prices, and customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, furniture rental revenues have grown due mainly to increased demand for events and tradeshows and improved pricing.

Furniture sales revenues for 2007 decreased $7.8 million (11.3%) from those of 2006, following a decrease in 2006 of $2.8 million (3.9%) from those of 2005. The decreases are believed to be attributed principally to the continued softening of the housing market and higher energy prices that have contributed to an industry-wide decline in retail furniture sales.

Service fees for 2007 increased $0.3 million (5.3%) after a decreasing $1.6 million (19.5%) in 2006 from those reported for 2005. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late in 2006, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity toward providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Although initial traction has been slow, management is hopeful that the expansion of facilities and personnel devoted to rental relocation services, as well as the change in focus of its relocation activities, will result in profitable long-term revenue growth.

Cost of rentals, sales and fees amounted to 23.1% of revenues for 2007, versus 25.4% for 2006, and 26.6% for 2005. The decrease in costs as percentages of revenues have been due principally to improvement in revenue mix, with a larger percentage of each successive year’s revenue attributable to furniture rentals, which has a higher margin than furniture sales.

Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $270.8 million for 2007, up 6.0% from the $255.4 million incurred for 2006, following an increase of 1.3% from the $252.1 million incurred for 2005. The increase in operating expenses in 2007 was due principally to an increase in advertising and personnel-related costs associated with the rental relocation service as CORT continues to redirect and expand its marketing efforts to target corporate clients.

Income before income taxes for the furniture rental segment amounted to $33.9 million in 2007, versus $43.3 million in 2006, and $29.8 million in 2005. The 21.7% decrease in pre-tax operating results for 2007 was principally attributable to the significant increase in operating expenses, offset somewhat by increased gross profits resulting from changes in revenue mix. The improvement in 2006 resulted significantly from increasing revenues, change in revenue mix, and the continued focus on controlling operating expenses.

Industrial Segment

Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,
	2007	2006	2005

Revenues, principally sales and services	$61,361	$63,053	$61,334

Income before income taxes	$1,518	$1,918	$2,056
Income taxes	603	707	858

Segment net income	$915	$1,211	$1,198

The operations of the industrial segment have suffered a variety of ongoing difficulties for a number of years, including periodic economic downturns, a shift of production by many customers from domestic to overseas facilities, intensifying competitive pressures among service centers for remaining domestic business, unprecedented ability of the major steel producers in recent years to raise prices and establish minimum order quantities, following consolidation in the industry, and intensified competitive pressures for product from suppliers and for sales.

In addition to a decline in the number of orders placed in recent years, there has also been a trend towards smaller-sized orders. The severity of the impact of the foregoing factors on Wesco’s industrial segment is demonstrated by the significant decline in sales volume, in terms of pounds sold, from an average of 68 million pounds annually, over the three-year period of 1998 through 2000, to an average of 44 million pounds annually, over the most recent three-year period. Average industrial segment revenues have not declined as significantly, principally because many customers have generally accepted higher prices as Wesco’s industrial segment has struggled to maintain its margins.

In 2005 competition for sales intensified and prices softened, but remained substantially higher than in the early 2000’s. The year 2006 started out well. Volume, in terms of pounds sold for the first quarter, increased by 9.9% over the comparable figure for the first quarter for 2005; however, as the year progressed, increasing competitive pressures and a slowdown in domestic manufacturing activity caused volume to decline and, by yearend, volume for the year was 0.4% lower than in 2005. Segment revenues for the year, however, increased by $1.7 million (2.8%). Approximately half of the increase in revenues was attributable to a large sale of toolroom supplies to a single customer. Excluding that transaction, segment revenues for 2006 increased by $0.8 million (1.3%) over those of 2005.

As 2007 progressed, demand slowed, and customers became more resistant to higher prices, primarily specialty stainless steel products, which in one year period increased on average by approximately 40%, based principally on mill surcharges for chromium and nickel, as global demand for these basic commodities remained high. Revenues for the year decreased by $1.7 million (2.7%) from those of 2006. Excluding from 2006 revenues the extraordinarily large sale of toolroom supplies to the single customer, revenues for 2007 decreased by $0.8 million (1.3%) as compared with those of 2006. Sales volume, in terms or pounds sold, decreased by approximately 14%. As a result of the decline in volume somewhat offset by higher steel prices, income from operations declined by $0.4 million for 2007.

As explained in Note 9 to the consolidated financial statements, Precision Steel and a subsidiary are involved in environmental litigation. Management anticipates that additional provisions and legal fees with respect to environmental remediation may be required in the future. However, as of December 31, 2007, it was not possible to reasonably estimate the amount, if any, of additional costs or a range of costs, that may be required in connection with the matter. Although management does not anticipate that the ultimate impact of such provisions and costs, net of future insurance recoveries, if any, will be material in relation to Wesco’s shareholders’ equity, it believes that the effect on industrial segment and consolidated net income in any given period could be material.

Unrelated to Business Segment Operations

Wesco’s consolidated earnings included net realized investment gains of $24.2 million ($15.8 million, after taxes) for 2007, and $332.5 million ($216.1 million, after taxes) for 2005. Of the latter amount, $216.1 million, after taxes, resulted from Wesco’s non-cash exchange of common shares of The Gillette Company (“Gillette”) for common shares of The Procter & Gamble Company (“PG”) in connection with the purchase of Gillette by PG in the fourth quarter. The $332.5 million excess of fair value of the shares exchanged over Wesco’s original cost basis was recorded by Wesco as a realized investment gain on October 1, the date of the transaction, as required under generally accepted accounting principles. Although the gain had a material impact on Wesco’s reported earnings for the fourth quarter of 2005, there was no effect on shareholders’ equity. Wesco carried its investment in Gillette at market value with unrealized gains reflected, net of potential income tax effect, in the net unrealized appreciation component of its shareholders’ equity, as of September 30, 2005. Federal income taxes are not currently payable as a result of the exchange. No investment gains or losses were realized in 2006.

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

Other nonsegment items include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses. In the fourth quarter of 2005, Wesco and its MS Property Company subsidiary reduced their liabilities for deferred income taxes by an aggregate of $4.9 million. That amount is reflected as a reduction of income tax expense of activities unrelated to business segments.

* * * *

Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future results in that they are subject to significant variations in amount and timing of (1) participations in reinsurance contracts with members of the Berkshire Insurance Group, such as the quota-share arrangement described in Item 1, Business, which is expected to significantly increase the business of the insurance segment for a five-year period beginning in 2008, (2) investment gains and losses, or (3) unusual nonoperating items. In addition, consolidated revenues, expenses and net income are subject to external conditions, such as terrorist activity, and changes in the economy.

Wesco is not presently suffering from inflation, but its business operations have potential exposure, particularly in the insurance and industrial segments. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of expenditures. Precision Steel’s businesses are competitive and operate on tight gross profit margins, making their earnings susceptible to inflationary and deflationary cost changes; the impact, though not material in relation to Wesco’s consolidated net income, may be significant to that of the industrial segment, due particularly to the segment’s use of LIFO inventory accounting.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Neither Wesco nor any of its subsidiaries has off-balance sheet arrangements other than the unrecorded contractual obligations discussed below. Nor do they have any insurance obligations for which estimated provisions have not been made in the accompanying consolidated financial statements or notes thereto.

Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain obligations, such as notes payable, accrued interest, and unpaid insurance losses and loss adjustment expenses, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations as of December 31, 2007 follows. (Amounts are in thousands.)

		Payments Due
	Total	2008	2009-2010	2011-2012	Thereafter

Notes payable, including interest	$37,540	$37,340	$—	$—	$200
Operating lease obligations	103,852	25,925	40,709	23,006	14,212
Payment of insurance losses and loss adjustment expenses*	93,845	22,341	29,447	18,899	23,158
Purchase obligations, other than for capital expenditures	12,030	11,108	922	—	—
Purchase obligations for capital expenditures**	17,310	17,310	—	—	—
Other, principally deferred compensation	5,069	61	52	52	4,904

Totals	$269,646	$114,085	$71,130	$41,957	$42,474

*	Amounts and timing of payments are significantly dependent on estimates. See Critical Accounting Policies and Practices below.

**	Principally, construction costs of MS Property’s luxury condominium development.

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

Investments

The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading and available-for-sale. In recent years, all equity and fixed-maturity investments have been classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.

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

Revenue Recognition

Insurance premiums are stated net of amounts ceded to reinsurers and are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Premiums are estimated with respect to certain reinsurance contracts written during the period where reports from ceding companies for the period are not contractually due until after the balance sheet date. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned.

Furniture rentals are recognized as revenue proportionately over the rental contract period; rentals received in advance are deferred in the liability section of the consolidated balance sheet. Related costs comprise the main element of cost of products and services sold on the consolidated income statement and include depreciation expense, repairs and maintenance and inventory losses.

Losses and Loss Adjustment Expenses

Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“case reserves”); and reserve development on reported claims and estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant estimates for these claims and include estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.

Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts. Ceded reinsurance losses recoverable (“ceded reserves”) are reflected in the accompanying Consolidated Balance Sheets as a component of accounts receivable.

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

The time period between the claim occurrence date and payment date of the loss is referred to as the “claim tail.” Property claims usually have fairly short claim tails, and, absent litigation, are reported and settled within a few months or years after occurrence. Casualty losses usually have very long claim tails. Casualty claims can be more susceptible to litigation and can be more significantly affected by changing contract interpretations and the legal environment, which contributes to extended claim tails. Claim tails for reinsurers may be further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices. Actual ultimate loss settlement amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates, referred to as “loss development,” are recorded as a component of losses incurred in the period of change. Wes-FIC and KBS do not use consultants to assist in reserving activities.

Following is a summary of Wesco’s consolidated liabilities for insurance losses and loss adjustment expenses and related reinsurance recoverables (in thousands of dollars).

	December, 31		December 31,
	2007		2006

Case reserves	$58,160		$49,834
IBNR reserves	35,685		28,476

Gross liability before ceded reinsurance	93,845		78,310
Ceded reserves	(23,502	)*	(11,628	)*

Net reserves	$70,343		$66,682

*	Represents principally, Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

The techniques and processes employed in estimating loss reserves are differentiated between reinsurance and primary insurance.

Reinsurance — Historically, Wes-FIC’s property and casualty loss reserves derive from individual risk, multi-line and catastrophe reinsurance policies. However, Wes-FIC’s reinsurance activity in recent years has consisted almost exclusively of participations in aviation-related pools that are underwritten and managed by a wholly owned indirect subsidiary of Wesco’s parent company, Berkshire Hathaway Inc.

Non-aviation reinsurance reserve amounts were less than 10% of Wesco’s gross consolidated reserves as of December 31, 2007 and December 31, 2006 (mostly in IBNR reserves) and primarily related to a quota-share contract that has been in runoff for more than 10 years, under which Wes-FIC continues to make loss payments. Such amounts reflected loss estimates reported by the ceding companies and additional IBNR reserves estimates by Wes-FIC management, which were mainly a function of reported losses from ceding companies, anticipated loss ratios for the contract period, and management’s judgment as to the loss reserving adequacy of the ceding companies.

Gross aviation loss reserves were approximately $67 million at December 31, 2007 and $50 million at December 31, 2006 ($44 million and $39 million, net of reinsurance, at those dates), of which gross IBNR reserves were approximately $23 million and $18 million, respectively. Losses from aviation coverages generally have reasonably short tails with respect to the property components. The claim tail for the liability coverage can be somewhat longer, especially when litigation results. The case reserving process for aviation risks is believed to involve less uncertainty than for many other types of insurance, because loss events tend to become known and reported relatively soon after the events occur. The material judgments underlying the loss reserving by the aviation pools’ manager assume that future loss patterns (incurred and paid) will be similar to those of the past. The aviation pools’ manager establishes case and IBNR reserves and manages the claims settlement process, including payment of the related claims. Wes-FIC is allocated its share of these amounts, monthly. The pools’ manager has considerable experience with aviation insurance and claims. Wes-FIC management reviews reported claim amounts for reasonableness and has historically accepted the amounts without further adjustment, except for adjustments made for minor reporting delays.

Wes-FIC management is represented at regular meetings and presentations held by the pools’ manager, and Wesco believes that Wes-FIC is able to closely monitor and assess the pools’ manager’s judgments concerning reserves.

Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date.

Primary insurance — Loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS, which primarily provides specialty coverages for financial institutions. Reserve amounts are comprised of case estimates and estimates of IBNR reserves, which approximated $7 million at both yearends of 2007 and 2006. Because of the relatively low number (or frequency) of losses and potential for higher severity (or amount per claim), KBS management is familiar with and closely monitors each claim. Losses generally are expected to have a relatively short reporting and claim tail due to the nature of the claims. KBS provides deposit guaranty bonds, which insure deposits in excess of federal deposit insurance limits, crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, directors and officers liability, bank employment practices, as well as bank insurance agents professional errors and omissions indemnity. As a result, reserves are primarily developed from case estimates, reducing the need for extended actuarial studies and broad estimates of IBNR of the nature typically performed by large primary insurers whose business volume requires such procedures for the development of their loss data. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.

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

Realized investment gains and losses

Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value, when applicable. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Wesco’s consolidated balance sheet contains substantial liquidity as well as substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Its fixed-maturity investments are backed by the U.S. Government and its agencies. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Apart from investments, the consolidated balance sheet at December 31, 2007 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.

EQUITY PRICE RISK

Wesco’s consolidated balance sheet at December 31, 2007 contained $1.92 billion of marketable equity securities stated at market value, up from $1.04 billion one year earlier. The increase was due principally to the purchase of $802 million, net, of marketable equity securities in the latter part of 2007. Net unrealized appreciation increased $55 million during 2007. The carrying values of Wesco’s equity securities are exposed to market price fluctuations, which may be accentuated by the concentration existing in the equity portfolio. (At December 31, 2007, four investments comprised 87% of the carrying value of the consolidated equity securities portfolio.) The four largest holdings of the consolidated group at December 31, 2007 ($1.68 billion, combined) were common stocks of The Procter & Gamble Company, The Coca-Cola Company, Kraft Foods Inc. and Wells Fargo & Company, of which the first three have significant global operations and thus are subject to changes in foreign currency exchange rates, and the latter has significant mortgage-lending operations and is exposed to the weakening domestic credit market caused mainly by accelerating weakness in the domestic housing market.

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

The following table summarizes Wesco’s equity price risks as of December 31, 2007 and 2006. It shows the effects of a hypothetical 30% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2007		December 31, 2006
	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$1,919,425	$1,919,425	$1,040,550	$1,040,550
Hypothetical	2,495,252	1,343,597	1,352,716	728,385
Shareholders’ equity —
As recorded	2,534,859	2,534,859	2,400,338	2,400,338
Hypothetical	2,909,147	2,160,571	2,603,245	2,197,430

The 30% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

INTEREST RATE RISK

Wesco’s consolidated balance sheet at December 31, 2007 contained $527 million of cash and cash equivalents and $39 million of securities with fixed maturities stated at fair value, versus $1.26 billion of cash and cash equivalents and $82 million of securities with fixed maturities one year earlier. Consequently, market value risks with respect to interest-rate movements or other factors as of December 31, 2007 are considered insignificant.

The fair values of Wesco’s fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Fair values of Wesco’s investments may also be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Wesco, as a matter of practice, invests only in fixed-maturity securities of the highest quality. As of yearend 2007, its fixed-maturity investments consisted of securities of the U.S. Treasury and of agencies of the U.S. Government.

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

Item 8.	Financial Statements and Supplementary Data

Following is an index to financial statements and related schedules of Wesco appearing in this report:

Financial Statements	Page Number(s)

Report of independent registered public accounting firm	39-40
Consolidated balance sheet — December 31, 2007 and 2006	41
Consolidated statement of income — years ended December 31, 2007, 2006 and 2005	42
Consolidated statement of cash flows — years ended December 31, 2007, 2006 and 2005	43
Consolidated statement of changes in shareholders’ equity and comprehensive income — years ended December 31, 2007, 2006 and 2005	44
Notes to consolidated financial statements	45-56

Listed below are financial statement schedules required by the SEC to be included in this report. The data appearing therein should be read in conjunction with the consolidated financial statements and notes thereto of Wesco and report of independent registered public accounting firm referred to above. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial Statement Schedule	Schedule Number	Page Number(s)

Condensed financial information of Wesco —
December 31, 2007 and 2006, and years ended December 31, 2007, 2006 and 2005	I	57-58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable, as there were no such changes or disagreements.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In Part I, Item 4 (“Controls and Procedures”) of each of Wesco’s Forms 10-Q filed for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, we mistakenly referred to an evaluation of Wesco’s disclosure controls and procedures as of December 31, 2006, when separate evaluations were actually conducted as of the end of each quarter under report. Based on those three separate evaluations, Wesco’s Chief Executive Officer and Chief Financial Officer concluded that Wesco’s disclosure controls and procedures were effective as of March 31, 2007, June 30, 2007 and September 30, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2007.

Wesco’s independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2007. Their report begins on Page 39.

WESCO FINANCIAL CORPORATION

Pasadena, California
February 27, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 7, 2008 (the “2008 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2008 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Executive Officers,” “Director Compensation,” “Corporate Governance” and “Compensation Discussion and Analysis” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section “Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

3a — Articles of incorporation of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended           December 31, 1999) and Bylaws of Wesco (filed as exhibit 3.2 to Wesco’s Form 8-K dated December 5, 2007 — Commission File No. 1-4720)

14 — Code of Ethics (may be accessed through Wesco’s website, www.wescofinancial.com.)

21  — List of subsidiaries

31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2007. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board and President (principal executive officer)	February 27, 2008

By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	February 27, 2008

/s/ Robert E. Denham
Robert E. Denham Director	February 27, 2008

/s/ Robert T. Flaherty
Robert T. Flaherty Director	February 27, 2008

/s/ Peter D. Kaufman
Peter D. Kaufman Director	February 27, 2008

/s/ Charles T. Munger
Charles T. Munger Director	February 27, 2008

/s/ Elizabeth Caspers Peters
Elizabeth Caspers Peters Director	February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California

We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Omaha, Nebraska
February 27, 2008

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$526,722	$1,257,351
Investments:
Securities with fixed maturities	38,600	81,861
Marketable equity securities	1,919,425	1,040,550
Accounts receivable	79,512	60,386
Rental furniture	178,297	182,846
Goodwill of acquired businesses	266,607	266,607
Other assets	103,846	80,704

	$3,113,009	$2,970,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses —
Affiliated business	$39,687	$29,761
Unaffiliated business	54,158	48,549
Unearned insurance premiums —
Affiliated business	15,041	14,062
Unaffiliated business	15,225	15,298
Deferred furniture rental income and security deposits	19,947	20,440
Accounts payable and accrued expenses	49,476	48,258
Notes payable	37,200	38,200
Income taxes payable, principally deferred	347,416	355,399

	578,150	569,967

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Accumulated other comprehensive income	381,017	344,978
Retained earnings	2,120,518	2,022,036

Total shareholders’ equity	2,534,859	2,400,338

	$3,113,009	$2,970,305

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Furniture rentals	$327,671	$324,300	$303,485
Sales and service revenues	129,861	139,058	141,749
Insurance premiums earned —
Affiliated business	35,530	32,643	32,450
Unaffiliated business	18,881	21,506	17,032
Dividend and interest income	90,872	84,504	56,792
Realized investment gains	24,240	—	333,241
Other	3,869	3,716	3,541

	630,924	605,727	888,290

Costs and expenses:
Cost of products and services sold	143,282	154,218	153,402
Insurance losses and loss adjustment expenses —
Affiliated business	24,008	21,401	11,990
Unaffiliated business	4,269	9,944	9,482
Insurance underwriting expenses —
Affiliated business	8,019	7,566	6,611
Unaffiliated business	7,284	7,294	6,832
Selling, general and administrative expenses	280,728	265,327	262,594
Interest expense	2,408	2,711	1,575

	469,998	468,461	452,486

Income before income taxes and minority interest	160,926	137,266	435,804
Income taxes	51,765	45,233	141,225

Net income	$109,161	$92,033	$294,579

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$15.33	$12.93	$41.37
Cash dividends	1.50	1.46	1.42

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$109,161	$92,033	$294,579
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(22,678)	(25,468)	(24,955)
Investment gains	(24,240)	—	(333,241)
Depreciation and amortization	41,515	41,732	38,887
Change in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	9,926	10,064	4,787
Unaffiliated business	5,609	6,266	1,031
Change in unearned insurance premiums —
Affiliated business	979	1,761	(1,817)
Unaffiliated business	(73)	(794)	4,869
Change in income taxes payable	(27,075)	17,014	110,656
Other, net	(10,765)	(10,141)	6,605

Net cash flows from operating activities	82,359	132,467	101,401

Cash flows from investing activities:
Purchases of securities with fixed maturities	(29,106)	(42,804)	(24,368)
Purchases of equity securities	(826,826)	(18,856)	(51,886)
Purchases of rental furniture	(73,809)	(80,151)	(97,297)
Proceeds from redemptions and maturities of securities with fixed maturities	74,195	34,465	29,676
Proceeds from sales of securities with fixed maturities	—	—	11,577
Proceeds from sales of rental furniture	61,704	70,189	72,000
Proceeds from sales of equity securities	25,126	—	—
Additions to condominium construction in process	(26,059)	(14,905)	(9,029)
Other, net	(6,534)	(2,672)	(2,089)

Net cash flows from investing activities	(801,309)	(54,734)	(71,416)

Cash flows from financing activities:
Borrowings (repayments), net, under revolving credit facility	(1,000)	(4,100)	13,100
Repayment of notes payable	—	—	(25)
Payment of cash dividends	(10,679)	(10,395)	(10,110)

Net cash flows from financing activities	(11,679)	(14,495)	2,965

Increase (decrease) in cash and cash equivalents	(730,629)	63,238	32,950
Cash and cash equivalents — beginning of year	1,257,351	1,194,113	1,161,163

Cash and cash equivalents — end of year	$526,722	$1,257,351	$1,194,113

Supplementary disclosures:
Interest paid during year	$2,309	$2,589	$481
Income taxes paid, net, during year	79,011	28,484	34,648

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Capital Stock:
Balance at beginning and end of year	$7,120	$7,120	$7,120

Additional Paid-in Capital:
Balance at beginning and end of year	$26,204	$26,204	$26,204

Retained Earnings:
Balance at beginning of year	$2,022,036	$1,940,398	$1,655,929
Net income	109,161	92,033	294,579
Cash dividends declared and paid	(10,679)	(10,395)	(10,110)

Balance at end of year	$2,120,518	$2,022,036	$1,940,398

Accumulated Other Comprehensive Income:
Unrealized appreciation of investments	$55,132	$136,038	$(263,026)
Applicable income taxes	(19,093)	(47,770)	92,046

Other comprehensive income	36,039	88,268	(170,980)
Accumulated other comprehensive income at beginning of year	344,978	256,710	427,690

Accumulated other comprehensive income at end of year	$381,017	$344,978	$256,710

Comprehensive Income:
Net income	$109,161	$92,033	$294,579
Other comprehensive income	36,039	88,268	(170,980)

Total comprehensive income	$145,200	$180,301	$123,599

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except for amounts per share)

Note 1.	Significant Accounting Policies and Practices

Nature of operations, basis of consolidation, and presentation

Wesco Financial Corporation (“Wesco”) is, indirectly, an 80.1%-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Wesco is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. Its principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 11. Intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.

The operations of Wes-FIC are managed by Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary. Historically, a significant part of Wes-FIC’s insurance business has derived from contracts with NICO and other wholly owned insurance subsidiaries of Berkshire. To simplify discussion, the term “Berkshire Insurance Group,” as used herein, refers to those companies, individually or collectively, although Berkshire also includes in its insurance group the insurance subsidiaries that are 80.1%-owned through Berkshire’s ownership of Wesco. Terms of Wes-FIC’s participation in the insurance contracts are essentially identical to those by which the other Berkshire Insurance Group members participate, except as to the relative percentages of their participation in the various contracts. Financial data appearing in the accompanying consolidated financial statements relative to business with the Berkshire Insurance Group is designated as affiliated business.

Accounting pronouncements not yet in effect

Wesco’s management does not believe than any accounting pronouncements issued to date by the Financial Accounting Standards Board or other applicable authorities and required to be adopted after yearend 2007 are likely to have a material effect on shareholders’ equity.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.

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

Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value, when applicable. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issurer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.

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

Inventories

Inventories of $8,473 and $7,942, included in other assets on the accompanying consolidated balance sheet at December 31, 2007 and 2006, are stated at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate differences in values between LIFO cost and cost determined under the first-in, first-out (“FIFO”) methods were $10,915 and $9,169 as of December 31, 2007 and December 31, 2006, respectively. LIFO inventory accounting adjustments decreased income before income taxes by $1,695, $994 and $347 ($1,020, $598 and $208, after income taxes) for 2007, 2006 and 2005.

Dollar amounts in thousands except for amounts per share

Capitalized Construction Costs

Capitalized construction costs are included in other assets on the accompanying consolidated balance sheet at December 31, 2007 and 2006. Theses costs are associated with the acquisition, development and construction of a real estate project managed by MS Property Company, a Wesco subsidiary.

Revenue recognition

Insurance premiums are stated net of amounts ceded to reinsurers and are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Premiums are estimated with respect to certain reinsurance contracts written during the period where reports from ceding companies for the period are not contractually due until after the balance sheet date. Unearned insurance premiums are deferred and reflected in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned.

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

Revenues from product sales are recognized upon passage of title to the customer, which coincides with customer pickup, product shipment, delivery or acceptance, depending on the sales arrangement. Revenues from services performed are recognized at the completion of the elements specified in the contract, which typically coincides with their being billed.

Interest income from investments in bonds and mortgage-backed securities is earned under the constant yield method and includes accrual of interest due as well as amortization of acquisition premiums and accruable discounts. In determining the constant yield for mortgage-backed securities, anticipated counterparty prepayments are estimated and evaluated periodically. Dividends from equity securities are earned on the ex-dividend date.

Losses and loss adjustment expenses

Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“Case reserves”); and reserve development on reported claims and estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant estimates for these claims and include estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.

Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date.

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

Dollar amounts in thousands except for amounts per share

The time period between the claim occurrence date and payment date of the loss is referred to as the “claim tail.” Property claims usually have fairly short claim tails, and, absent litigation, are reported and settled within a few months or years after occurrence. Casualty losses usually have very long claim tails. Casualty claims can be more susceptible to litigation and can be more significantly affected by changing contract interpretations and the legal environment, which contributes to extended claim tails. Claim tails for reinsurers may be further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices. Actual ultimate loss settlement amounts are likely to differ from amounts recorded at the balance sheet date. Changes in estimates, referred to as “loss development,” are recorded as a component of losses incurred in the period of change.

Provisions for losses and loss adjustment expenses are reported in the consolidated statement of income after deducting estimates of amounts that will be recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding companies of their obligations to indemnify policyholders with respect to the underlying insurance contracts. Ceded reinsurance losses recoverable (“ceded reserves”) are reflected in the accompanying consolidated balance sheet as a component of accounts receivable.

Income taxes

Wesco and its subsidiaries join in the filing of consolidated Federal income tax returns of Berkshire Hathaway Inc. The consolidated Federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. In addition, Wesco and its subsidiaries also file income tax returns in state and local jurisdictions as applicable.

Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax bases of assets and liabilities at the current enacted tax rates.

Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income (essentially, unrealized investment gains and losses) are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income taxes and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Note 2.	Investments

Following is a summary of investments in securities with fixed maturities:

	December 31, 2007		December 31, 2006
		Estimated Fair		Estimated Fair
	Amortized Cost	(Carrying) Value	Amortized Cost	(Carrying) Value

Mortgage-backed securities	$33,564	$34,573	$39,173	$39,799
Other, principally U.S. government obligations	3,914	4,027	42,070	42,062

	$37,478	$38,600	$81,243	$81,861

At yearend 2007 and 2006, the estimated fair values of securities with fixed maturities contained unrealized gains of $1,267 and $633. Unrealized losses at yearend 2007 and 2006 totaled $145 and $15.

Dollar amounts in thousands except for amounts per share

Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2007, by contractual maturity dates.

		Estimated Fair
	Amortized Cost	(Carrying) Value

Due in 2008	$3,914	$4,027
Mortgage-backed securities	33,564	34,573

	$37,478	$38,600

Following is a summary of investments in marketable equity securities (all common stocks):

	December 31, 2007		December 31, 2006
		Fair (Carrying)		Fair (Carrying)
	Cost	Value	Cost	Value

The Procter & Gamble Company	$424,367	$525,283	$424,367	$459,820
The Coca-Cola Company	40,761	442,208	40,761	347,670
Wells Fargo & Company	382,779	381,698	25,189	93,992
Kraft Foods Incorporated	325,816	326,300	—	—
Other	161,528	243,936	20,687	139,068

	$1,335,251	$1,919,425	$511,004	$1,040,550

Total unrealized losses of equity securities at December 31, 2007 were $61,916, all of which related to securities in an unrealized loss position for less than twelve months as of that date. There were no unrealized losses at December 31, 2006.

Realized investment gains are summarized below.

	December 31,	December 31,	December 31,
	2007	2006	2005

Realized investment gains	$24,240	$—	$333,255
Realized investment losses	—	—	(14)

	$24,240	$—	$333,241

Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Note 3.	Accounts Receivable

Accounts receivable are comprised of the following:

	December 31,	December 31,
	2007	2006

Trade accounts receivable	$81,442	$62,971
Allowance for uncollectible accounts	(1,930)	(2,585)

	$79,512	$60,386

Dollar amounts in thousands except for amounts per share

Note 4.	Rental Furniture

Following is a breakdown of rental furniture:

	December 31,	December 31,
	2007	2006

Cost of rental furniture	$277,672	$278,177
Less accumulated depreciation	(99,375)	(95,331)

	$178,297	$182,846

Note 5.	Goodwill

At yearends 2007 and 2006, the balance of goodwill carried as an asset on Wesco’s consolidated balance sheet amounted to $266,607, of which $239,616 related to Wesco’s acquisition of CORT, with the balance pertaining to the KBS acquisition. SFAS No. 142 requires that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

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

The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for IBNR claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain casualty or liability claims, which are typically reported over long periods of time and subject to changing judicial notions. The delay in claim reporting is exacerbated in reinsurance of liability or casualty claims as claim reporting by ceding companies is also delayed by contract terms.

Dollar amounts in thousands except for amounts per share

Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2007	2006	2005

Gross liabilities at beginning of year	$78,310	$61,980	$56,162
Less ceded liabilities*	(11,628)	(6,142)	(1,880)

Net balance at beginning of year	66,682	55,838	54,282

Incurred losses recorded during year —
For current year	35,392	30,923	21,507
For all prior years	(7,115)	422	(35)

Total incurred losses	28,277	31,345	21,472

Payments made during year —
For current year	9,255	7,925	7,234
For all prior years	15,362	12,576	12,682

Total payments	24,617	20,501	19,916

Net liabilities at end of year	70,343	66,682	55,838
Plus ceded liabilities*	23,502	11,628	6,142

Gross liabilities at end of year	$93,845	$78,310	$61,980

*	Represents principally, Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 11, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2007, $7.1 million of net favorable reserve development was recorded, and included $3.6 million attributable to primary insurance and reflected, most notably, the reversal, following a favorable court decision, of a $1.9 million loss recorded in 2005. The 2007 favorable reserve development also included $3.2 million attributable to aviation-related reinsurance. During 2006, net adverse reserve development of $422 was attributed principally to $1,703 of unfavorable loss development of aviation-related reinsurance, partially offset by favorable development of $1,284 for a contract whose coverage period ended in 1989. During 2005, net favorable reserve development of $35 was credited to income and was attributed to $683 of favorable loss development of aviation-related reinsurance, less unfavorable development of $648 relating to primary insurance.

Note 7.	Notes Payable and Other Contractual Obligations

Following is a summary of notes payable, at year end:

	December 31,
	2007	2006

Revolving credit facility	$37,000	$38,000
Other	200	200

	$37,200	$38,200

The credit facility, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual interest rate on amounts outstanding under the revolving credit facility at yearend 2007 was 5.35% in addition to an annual commitment fee of .075% of the total credit facility. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit

Dollar amounts in thousands except for amounts per share

facility expires in June 2011. In addition to the $37,000 of loans outstanding at December 31, 2007, the business was contingently liable with respect to letters of credit totaling $8,875.

Estimated fair values of the notes payable at yearend 2007 and 2006 approximated carrying values of $37,200 and $38,200.

In addition to recorded liabilities, Wesco at yearend 2007 had operating lease obligations aggregating $103,852 (payable in 2008, $25,925; in 2009, $22,105; in 2010, $18,604; in 2011, $13,772; in 2012, $9,234; and thereafter, $14,212) and other contractual obligations aggregating $34,409. Rent expense amounted to $29,075, $29,570, and $28,503 for 2007, 2006, and 2005.

Note 8.	Income Taxes

Following is a breakdown of income taxes payable at 2007 and 2006 yearends:

	December 31,
	2007	2006

Deferred tax liabilities, relating to —
Appreciation of investments	$205,911	$186,553
Cost basis differences in investments	116,368	116,368
Other items	43,150	40,004

	365,429	342,925
Deferred tax assets	(21,483)	(20,353)

Net deferred tax liabilities	343,946	322,572
Taxes currently payable	3,470	32,827

Income taxes payable	$347,416	$355,399

The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2007	2006	2005

Federal	$50,165	$43,251	$141,406
State	1,600	1,982	(181)

Provision for income taxes	$51,765	$45,233	$141,225

Current	$50,272	$46,871	$38,816
Deferred	1,493	(1,638)	102,409

Provision for income taxes	$51,765	$45,233	$141,225

Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2007	2006	2005

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Decrease resulting from —
Dividends received deduction	(4.2)	(1.1)	(0.9)
State income taxes, less Federal tax benefit	(0.1)	(0.2)	(0.1)
Other differences, net	1.5	(0.7)	(1.6)

Effective income tax provision rate	32.2%	33.0%	32.4%

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”),

Dollar amounts in thousands except for amounts per share

which clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is more likely than not that an examination of a company’s tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of the tax position based on the technical merits of the position, as well as expanded disclosure, if applicable, in the notes to the company’s financial statements, beginning in 2007. In connection with the implementation of FIN 48, a company is also required to adjust its opening retained earnings balance for the aggregate impact of the uncertain tax positions that existed as of that date. Wesco’s implementation of the provisions of FIN 48 had no material impact on the accompanying consolidated financial statements, and there were no matters of significance to report.

Consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (the “IRS”) through 1998. The IRS has completed its audit of the tax returns for the years 1999 through 2004 and has proposed adjustments to increase the tax liabilities related to Wesco for the years 1999-2001. The examination is in the IRS’ appeals process. Wesco management believes that the ultimate outcome of the Federal income tax audits for the years 1999 through 2001 will not materially affect Wesco’s consolidated financial statements. Included in the 2007 income tax provision is a credit of $179 representing interest received from the IRS during the year.

Note 9.	Environmental Matters and Litigation

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

PBP, Precision Steel, and other parties were also named in several civil lawsuits relating to the foregoing matter. Each of these civil lawsuits was settled with the plaintiffs in 2007 for amounts that are not material to Wesco.

Muniz v. Precision Brand Products, Inc., et. al., was a class action lawsuit in the U.S. District Court for the Northern District of Illinois alleging diminution of property values. It was settled in the first quarter of 2007 for a total of $15,750. PBP’s share of that amount was $1,812.

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

Included in other liabilities on the accompanying consolidated balance sheet is $935 as of December 31, 2007, representing the remaining unpaid balance as of that date, resulting from provisions previously recorded, representing PBP’s estimated share of costs of ongoing remediation in connection with the actions referred to above. Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of December 31, 2007, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it

Dollar amounts in thousands except for amounts per share

is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.

Note 10.	Quarterly Financial Information

Unaudited quarterly consolidated financial information for 2007 and 2006 follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total For Year

2007
Revenues	$150,681	$156,256	$156,664	$167,323	$630,924

Net income	$22,583	$27,761	$24,397	$34,420	$109,161
Per capital share	3.17	3.90	3.43	4.83	15.33

2006
Revenues	$153,550	$151,248	$157,953	$142,976	$605,727

Net income	23,415	23,747	23,513	21,358	92,033
Per capital share	3.29	3.33	3.31	3.00	12.93

Realized net investment gains —
2007
Before taxes (included in revenues)	$—	$—	$—	$24,240	$24,240
After taxes (included in net income)	—	—	—	15,756	15,756

2006
None

Note 11.	Business Segment Data

Wesco’s reportable business segments are organized in a manner that reflects how management views those business activities. The financial information that follows shows data of reportable segments reconciled as needed to amounts reflected in the Consolidated Financial Statements.

The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. For the past three years its reinsurance business has consisted of participation with the Berkshire Insurance Group in several pools of aviation-related risks. The figures relating to these reinsurance transactions, as well as to liabilities and reserve development in connection with these and other transactions with the Berkshire Insurance Group, are shown on the accompanying consolidated financial statements as affiliated business.

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

Dollar amounts in thousands except for amounts per share

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

Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, Wesco’s insurance subsidiaries may pay up to approximately $261,924 as ordinary dividends during 2007.

Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,512,000 at December 31, 2007 and $2,344,000 at December 31, 2006. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.

The furniture rental segment includes the operating accounts of CORT. CORT is a nation-wide provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. It rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers.

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

Dollar amounts in thousands except for amounts per share

	2007	2006	2005

Insurance segment:
Premiums earned	$54,411	$54,149	$49,482
Dividend and interest income	89,716	83,441	55,889
Income taxes	28,300	27,693	19,590
Net income	72,247	63,692	50,866
Depreciation and amortization other than of discounts and premiums of investments	45	36	61
Advertising expense	181	153	89
Capital expenditures	32	51	45
Assets at yearend	2,497,794	2,375,564	2,142,033

Furniture rental segment:
Revenues	$396,170	$400,305	$383,900
Income taxes	13,570	16,448	9,075
Net income	20,316	26,884	20,676
Depreciation and amortization other than of discounts and premiums of investments	39,891	40,923	37,912
Advertising expense	18,002	15,392	13,177
Interest expense	2,408	2,711	1,575
Capital expenditures	3,971	1,988	3,972
Assets at yearend	245,817	247,484	255,767

Industrial segment:
Sales, service and other revenues	$61,361	$63,053	$61,334
Income taxes	603	707	858
Net income	915	1,211	1,198
Depreciation and amortization	433	448	448
Advertising expense	258	195	249
Capital expenditures	357	583	409
Assets at yearend	19,263	17,100	16,394

Goodwill of acquired businesses (included in assets)	$266,607	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$24,240	$—	$333,241
After taxes (included in net income)	15,756	—	216,606

Other items unrelated to business segments:
Dividend and interest income	$1,156	$1,063	$903
Other revenues	3,870	3,716	3,541
Income taxes	808	385	(4,933)
Net income (loss)	(73)	246	5,233
Depreciation and amortization	388	291	466
Capital expenditures	419	83	606
Assets at yearend	83,528	63,550	47,710

Consolidated revenues (total of those set forth above)	$630,924	$605,727	$888,290

Consolidated assets (total of those set forth above)	$3,113,009	$2,970,305	$2,728,511

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL

INFORMATION OF REGISTRANT

BALANCE SHEET
(Dollar amounts in thousands)

	December 31,
	2007	2006

Assets:
Cash and cash equivalents	$17	$19
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,705,316	2,554,713

	$2,705,333	$2,554,732

Liabilities and shareholders’ equity:
Advances from subsidiaries	$169,873	$154,821
Income taxes payable (recoverable)	479	(547)
Other liabilities	122	120

Total liabilities	170,474	154,394
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,534,859	2,400,338

	$2,705,333	$2,554,732

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Revenues	$—	$—	$—

Expenses:
Intercompany interest	7,251	6,006	3,779
General and administrative	1,059	950	1,015

	8,310	6,956	4,794

Loss before items shown below	(8,310)	(6,956)	(4,794)
Income taxes	(2,908)	(2,434)	(5,277)
Equity in undistributed earnings of subsidiaries	114,563	96,555	294,096

Net income	$109,161	$92,033	$294,579

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (Continued)

STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$109,161	$92,033	$294,579
Adjustments to reconcile net income with cash flows from operating activities — Change in income taxes payable currently	1,026	(6)	(583)
Equity in undistributed earnings of subsidiaries	(114,563)	(96,555)	(294,096)
Other, net	1	80	(2,551)

Net cash flows from operating activities	(4,375)	(4,448)	(2,651)

Cash flows from financing activities:
Advances from subsidiaries, net	15,052	14,834	12,764
Payment of cash dividends	(10,679)	(10,395)	(10,110)

Net cash flows from financing activities	4,373	4,439	2,654

Increase (decrease) in cash and cash equivalents	(2)	(9)	3
Cash and cash equivalents — beginning of year	19	28	25

Cash and cash equivalents — end of year	$17	$19	$28

See notes to consolidated financial statements.