Form 10-Q
period 2008-03-31
WESCO FINANCIAL CORP
filed 2008-05-06
CIK 105729

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2008 or

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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of April 30, 2008

PART I. FINANCIAL INFORMATION
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 33 — 35 of the Form 10-K Annual Report for the year ended December 31, 2007, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2008.
Item 4.  Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2008	2007
ASSETS

Cash and cash equivalents	$509,385	$526,722
Investments —
Securities with fixed maturities	37,930	38,600
Marketable equity securities	1,881,466	1,919,425
Receivable from affiliate	51,400	—
Rental furniture	186,098	178,297
Goodwill of acquired businesses	268,533	266,607
Other assets	215,322	183,358

	$3,150,134	$3,113,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$48,931	$39,687
Unaffiliated business	53,455	54,158
Unearned insurance premiums —
Affiliated business	74,365	15,041
Unaffiliated business	17,676	15,225
Deferred furniture rental income and security deposits	21,402	19,947
Notes payable	44,800	37,200
Income taxes payable, principally deferred	326,892	347,416
Other liabilities	53,339	49,476

	640,860	578,150

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	337,457	381,017
Retained earnings	2,138,493	2,120,518

Total shareholders’ equity	2,509,274	2,534,859

	$3,150,134	$3,113,009

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Furniture rentals	$80,716	$79,946
Sales and service revenues	32,748	33,419
Insurance premiums earned —
Affiliated business	21,792	6,369
Unaffiliated business	4,588	7,521
Dividend and interest income	19,331	22,472
Other	1,021	954

	160,196	150,681

Costs and expenses:
Cost of products and services sold	35,767	36,260
Insurance losses and loss adjustment expenses —
Affiliated business	12,269	4,802
Unaffiliated business	3,420	2,094
Insurance underwriting expenses —
Affiliated business	5,860	1,494
Unaffiliated business	2,198	2,582
Selling, general and administrative expenses	72,214	69,526
Interest expense	527	563

	132,255	117,321

Income before income taxes	27,941	33,360
Income taxes	7,224	10,777

Net income	20,717	22,583

Retained earnings — beginning of period	2,120,518	2,022,036
Cash dividends declared and paid	(2,742)	(2,670)

Retained earnings — end of period	$2,138,493	$2,041,949

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.91	$3.17

Cash dividends	$.385	$.375

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Cash flows from operating activities, net	$30,471	$6,056

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	893	44,627
Purchases of equity securities	(29,396)	—
Purchases of securities with fixed maturities	—	(41,113)
Purchases of rental furniture	(25,009)	(20,802)
Sales of rental furniture	15,623	16,317
Additions to condominium construction in process	(8,235)	(4,748)
Acquisitions of businesses, net of cash acquired	(4,916)	—
Other, net	(1,626)	(651)

Net cash flows from investing activities	(52,666)	(6,370)

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	7,600	(2,000)
Payment of cash dividends	(2,742)	(2,670)

Net cash flows from financing activities	4,858	(4,670)

Decrease in cash and cash equivalents	(17,337)	(4,984)

Cash and cash equivalents — beginning of period	526,722	1,257,351

Cash and cash equivalents — end of period	$509,385	$1,252,367

Supplementary information:
Interest paid during period	$521	$553
Income taxes paid, net, during period	4,259	31,959

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
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
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 45 through 56 of its 2007 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 45 through 48.
     Effective January 1, 2008, Wesco’s Wesco-Financial Insurance Company subsidiary (“Wes-FIC”) entered into a quota-share retrocession agreement with a National Indemnity Company (“NICO”), a wholly owned subsidiary of Wesco’s ultimate parent, Berkshire Hathaway Inc. (“Berkshire”) to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re ( the “Swiss Re contract”). Wes-FIC also participates in the reinsurance of several aviation risk pools managed by a subsidiary of General Reinsurance Corporation, another wholly owned Berkshire subsidiary. The data labeled as “affiliated” or “from affiliate” in the accompanying consolidated financial statements relate to these reinsurance contracts. The figures pertaining to the Swiss Re contract represent intercompany transactions with NICO.
     Effective January 1, 2008, Wesco adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) and Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. See Note 5 for more information on the fair value of financial instruments. SFAS 159 allows an entity the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Wesco did not elect the fair value option under SFAS 159.
     Consolidated Federal income tax returns have been examined by and settled with the Internal Revenue Service through 1998. Tax returns for the years 1999 through 2004 are under examination.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2008 are likely to have a material effect on reported shareholders’ equity.

Note 2. Investments in equity and fixed maturity securities
     Following is a summary of marketable equity securities (all common stocks):

	March 31,	Dec. 31,
	2008	2007

Amortized cost	$1,364,648	$1,335,251
Gross unrealized gains	600,642	646,090
Gross unrealized losses	(83,824)	(61,916)

Fair value	$1,881,466	$1,919,425

     Following is a summary of securities with fixed maturities:

	March 31,	Dec. 31,
	2008	2007

Amortized cost	$36,588	$37,478
Gross unrealized gains	1,641	1,267
Gross unrealized losses	(299)	(145)

Fair value	$37,930	$38,600

Note 3. Environmental matters and litigation
     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater with trichloroethylene and perchloroethylene against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in an industrial park in Downers Grove, Illinois. PBP, along with the other businesses, have been negotiating remedial actions with various governmental entities.
     PBP, Precision Steel, and other parties were also named in several civil lawsuits relating to the foregoing matter. The civil lawsuits were settled with the plaintiffs in 2007 for amounts that were not material to Wesco.
     PBP and Precision Steel are in various stages of negotiations with their insurers, who undertook the cost of their defenses and agreed to indemnify them within the policy limits in connection with these matters, but have reserved their rights retroactively to decline coverage and receive reimbursement of amounts paid.
     Included in other liabilities on the accompanying consolidated balance sheet is $892 as of March 31, 2008, representing the remaining unpaid balance as of that date, resulting from provisions previously recorded, representing PBP’s estimated share of costs of ongoing remediation in connection with the actions referred to above. Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of March 31, 2008, it was not possible to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with these matters, or any related benefit from insurance
Dollar amounts in thousands, except for amounts per share

indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Note 4. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net income	$20,717	$22,583
Foreign currency translation adjustment, net of tax *	37	—
Decrease in unrealized appreciation of investments, net of income tax effect of ($23,539) and ($7,067)	(43,597)	(12,927)

Comprehensive income (loss)	$(22,843)	$9,656

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
Note 5. Fair value measurements
     Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard establishes a framework for measuring fair value based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:
Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are considered in fair value determinations of the assets or liabilities.
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     As of March 31, 2008, Wesco’s entire investment in marketable equity securities and $4.1 million of its investments in fixed maturity securities were valued using Level 1 inputs, and $33.8 million of investments in fixed maturity securities were valued using Level 2 inputs. In addition, management determined that the carrying values of the cash and cash equivalents, accounts receivable, receivable from affiliate, accounts payable, accruals and other liabilities represented reasonable estimates of their fair values.
Dollar amounts in thousands, except for amounts per share

Note 6. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Insurance segment:
Revenues	$45,417	$36,083
Net income	17,032	17,471
Assets at end of period	2,517,766	2,352,200

Furniture rental segment:
Revenues	$97,780	$97,458
Net income	3,533	4,716
Assets at end of period	254,214	248,201

Industrial segment:
Revenues	$15,684	$15,907
Net income	296	361
Assets at end of period	21,020	21,552

Goodwill of acquired businesses (included in assets)	$268,533	$266,607

Other items unrelated to business segments:
Revenues	$1,315	$1,233
Net income (loss)	(144)	35
Assets at end of period	88,601	65,470

Consolidated totals:
Revenues	$160,196	$150,681
Net income	20,717	22,583
Assets at end of period	3,150,134	2,954,030

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 21 through 35 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2007 for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt and no hedging. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses.
Results of Operations
     Consolidated net income for the first quarter of 2008 was $20.7 million versus $22.6 million for the first quarter of 2007. The decrease in consolidated earnings for the first quarter of 2008 resulted mainly from (1) an increase in operating expenses incurred by the furniture rental business as the Company’s CORT Business Services Corporation subsidiary expands and redirects the marketing of its rental relocation services from targeting individuals to targeting corporate clients, and (2) a slight softening in underwriting and investment income of the insurance businesses.
FINANCIAL CONDITION
     Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $509 million at March 31, 2008, and $527 million at December 31, 2007. In the first quarter of 2008 Wesco invested $29.4 million in marketable equity securities. The aggregate balance of marketable equity securities, stated at fair value, was $1.88 billion at March 31, 2008, versus $1.92 billion at December 31, 2007.
     Shareholders’ equity at March 31, 2008 was approximately $2.51 billion ($352 per share), versus $2.53 billion ($356 per share) at December 31, 2007. Shareholders’ equity included $337.5 million at March 31, 2008, and $381.0 million at December 31, 2007, representing appreciation in market value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated borrowings totaled $44.8 million at March 31, 2008 versus $37.2 million at December 31, 2007. The borrowings relate principally to a revolving credit facility used in the furniture rental business. CORT expanded its operations to the United Kingdom through the purchase of Roomservice Group in January 2008, investing $4.9 million, net of cash acquired, and financed the purchase using revolving credit borrowings. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $102.4 million at March 31, 2008, versus $93.8 million at December 31, 2007. Wesco and its subsidiaries have operating lease and other contractual obligations which, at March 31, 2008, were essentially unchanged from the $175.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 30 of Wesco’s Form 10-K Annual Report for the year ended December 31, 2007.
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
     The condensed consolidated income statement appearing on page 5 has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Revenues, including realized net investment gains, if any, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Insurance segment:
Underwriting	$1,711	$1,897
Investment income	15,321	15,574
Furniture rental segment	3,533	4,716
Industrial segment	296	361
Other	(144)	35

Consolidated net income	$20,717	$22,583

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
Insurance premiums written:
Reinsurance	$81,179	$6,920
Primary	5,926	5,431

Total	$87,105	$12,351

Insurance premiums earned:
Reinsurance	$21,409	$9,069
Primary	4,971	4,821

Total	26,380	13,890

Insurance losses, loss adjustment expenses and underwriting expenses	23,747	10,972
Underwriting gain, before income taxes:
Reinsurance	52	213
Primary	2,581	2,705

Total	2,633	2,918
Income taxes	922	1,021

Underwriting gain, after taxes	$1,711	$1,897

     At March 31, 2008, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement to assume 10% of National Indemnity Company’s (“NICO”) quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re ( the “Swiss Re contract”). The second is a participation in the reinsurance of three pools of aviation-related risks (hull, liability and workers’ compensation) through quota-share contracts in several risk pools managed by a subsidiary of General Reinsurance Company, another Berkshire subsidiary (the “aviation contracts”). Wes-FIC’s reinsurance activities have fluctuated from period to period as participations in reinsurance contracts have become available both through insurance subsidiaries of Berkshire, and otherwise.
     The nature of Wes-FIC’s participation in the reinsurance contracts requires that estimates be made not only as to losses and expenses incurred, but also as to premiums written, due to a time lag in reporting by the cedants. Premiums and other results relating to the Swiss Re contract were estimates developed by NICO based on Swiss Re’s publicly-available reports and adjusted for NICO’s assessment of prevailing market conditions.
     Reinsurance premiums written by Wes-FIC in the first quarter of 2008 include $74.0 million attributable to the Swiss Re contract and $7.2 million attributable to the aviation contracts. Wes-FIC’s participation in the hull and liability pools has increased, from 12.5% for risks incepting in calendar year 2006 to 16.67% for risks incepting in calendar years 2007 and 2008. Written aviation-related reinsurance premiums for the first quarter of 2007 reflect adjustments to premium volume which relate to risks incepting in 2006, when Wes-FIC was participating in the aviation-related hull and liability pools at a rate fully 33.3% below the rate at which it began to participate in the first quarter of 2007. Thus, written aviation-related premiums for the first quarter of 2007 reflected essentially a blended mix of pool participation for underwriting calendar years. The quarter-to-quarter comparison of written aviation-related reinsurance premiums indicates that the premiums written for the first quarter of 2008 increased by $0.3 million (3.7%) over those written for the first quarter of 2007. In fact the underlying aviation-related hull and liability premiums written by the pools for the first quarter of 2008 have declined by 18% from those written for the 2007 quarter. Inasmuch as underwriting gain is determined based on earned, not written, premiums, the method by which Wes-FIC records written premiums does not significantly affect underwriting results or segment net income.
     Earned reinsurance premiums for the first quarter of 2008 included $13.9 million attributable to the Swiss Re contract and $7.5 million to the aviation contracts. Aviation-related premiums earned for the first quarter of 2008 decreased by 16.9% from those earned for the first quarter of 2007. Premiums are amortized into income ratably over the coverage period, and, therefore, there is often a difference in the relative fluctuation in written versus earned premiums from both reinsurance and primary insurance, from period to period.
     Written primary insurance premiums for the first quarter of 2008 increased $0.5 million (9.1%) from those of the first quarter of 2007. Earned primary insurance premiums increased by $0.2 million (3.1%). The increases were attributable to an increase in volume of deposit guaranty bonds, whose growth has offset a decline in other lines of primary insurance business written by KBS, due mainly to intense, ongoing price competition as well as the consolidation of small Midwestern banks. KBS, like its parent companies, exercises underwriting discipline and avoids writing business when pricing is deemed inadequate with respect to the risks assumed.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of insurance companies. Underwriting results of Wesco’s insurance segment have generally been favorable. Underwriting results from reinsurance for the first quarters of 2008 and 2007 were relatively unchanged from period to period and not significant in amount. Underwritng results from primary insurance were also relatively consistent for both periods. The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Wesco’s insurers retain most of their business and cede modest amounts of business to reinsurers; consequently, underwriting results may be volatile. Instead of paying reinsurers large amounts to minimize risks associated with significant losses, management accepts volatility in underwriting results provided the prospects of long-term underwriting profitability remain favorable.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended
	March 31,	March 31,
	2008	2007
Investment income, before taxes	$19,034	$22,193
Income taxes	3,713	6,619

Investment income, after taxes	$15,321	$15,574

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Wes-FIC redeployed $802 million, net, into marketable equity securities from cash-equivalent investments in the latter part of 2007, and $29 million more in the first quarter of 2008. Mainly as a result, dividend income increased by $8.6 million for the first quarter of 2008, and interest income decreased by $11.8 million, as compared with the corresponding 2007 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 19.5% and 29.8% for the first quarters of 2008 and 2007. These fluctuations reflect the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Furniture rentals	$80,716	$79,946
Furniture sales	15,623	16,317
Service fees	1,441	1,195

Total revenues	97,780	97,458

Cost of rentals, sales and fees	22,644	23,021
Selling, general and administrative expenses	68,835	66,422
Interest expense	527	563

	92,006	90,006

Income before income taxes	5,774	7,452
Income taxes	2,241	2,736

Segment net income	$3,533	$4,716

     Furniture rental revenues for the first quarter of 2008 increased $0.8 million (1.0%) from those of the first quarter of 2007. Excluding $13.4 million and $10.7 million of rental revenues from trade shows and locations not in operation throughout each quarter, rental revenues for the first quarter of 2008 decreased 2.8% from those of the 2007 quarter. The number of furniture leases outstanding at the end of the first quarter of 2008 was 4.6% lower than at the end of the first quarter of 2007. The decrease in the number of outstanding leases continues the trend that developed late in 2006, and is believed to be attributable to customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, furniture rental revenues have grown, due mainly to an increase in tradeshow demand and improved pricing.

     Furniture sales revenues decreased 4.3% for the first quarter of 2008 from those reported for the year ago period. The decrease was attributed principally to the continued softening of the housing market and higher energy prices.
     Service fees for the first quarter of 2008 increased by $0.2 million (20.6%) from those reported for the first quarter of 2007. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late in 2006, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity toward providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Although initial traction has been slow, the offering has been well received by corporate customers and others, and management is hopeful that the expansion of relocation activities will result in profitable long-term growth.
     Cost of rentals, sales and fees amounted to 23.2% of revenues for the first quarter of 2008 versus 23.6% for the comparable 2007 period. The decrease in costs as a percentage of revenues is due principally to a shift in revenue mix, with a larger percentage of revenue coming from furniture rental, which has a higher margin than furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $69.4 million for the first quarter of 2008, up $2.4 million (3.6%) from the $67.0 million incurred in the first quarter of 2007. The increase in operating expenses was due principally to an increase in personnel devoted to the relocation service, and related expenses. Management is hopeful that the recent investment in the relocation service initiative will result in profitable revenue growth.
     Income before income taxes of the furniture rental segment amounted to $5.8 million in the first quarter of 2008, versus $7.5 million in the first quarter of 2007. After-tax furniture segment income amounted to $3.5 million and $4.7 million for the corresponding periods. The decreases in the figures for the first quarter of 2008 were principally attributable to the significant increase in operating expenses, offset somewhat by increased gross profits resulting from the change in revenue mix.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues	$15,684	$15,907

Income before income taxes	$494	$598
Income taxes	198	237

Segment net income	$296	$361

     Reference is made to pages 28 and 29 of Wesco’s 2007 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years.

     Industrial segment revenues for the first quarter of 2008 decreased $0.2 million (1.4%) from those of the first quarter of 2007. Sales, in terms of pounds, increased 3.4%. This anomaly was the result of changes in product mix, toward sales of lower-priced products, as well as an increase in competitive pressures.
     Income before income taxes of the industrial segment decreased $0.1 million (17.4%) for the first quarter of 2008 from pre-tax income of the first quarter of 2007; segment net income decreased $0.1 million (18.0%). The decreases in these figures for the 2008 period resulted principally from the decrease in the gross profit as a percentage of revenues, from 16.8% for the first quarter of 2007, to 16.3% for the first quarter of 2008, as well as the decrease in revenues.
     As explained in Note 3 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is not possible to estimate.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 30, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007, (the “10-K”), for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2007. At March 31, 2008, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2007.
     It should be noted, however, that Wesco’s Wes-FIC subsidiary entered into a large quota-share reinsurance arrangement at the beginning of 2008, whereby it is now reinsuring two percent of essentially all of the property and casualty insurance business of Swiss Re, incepting over a five-year period beginning in 2008. This arrangement has significantly increased Wes-FIC’s reinsurance premium volume, and thus, the potential for increased volatility and losses (and is described on page 11, in Item 1, Business, of Wesco’s 10-K). Principally as a result, liabilities for insurance losses and loss adjustment expenses reflected on Wesco’s consolidated balance sheet increased to $102.4 million as of March 31, 2008, from $93.8 million at December 31, 2007.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 30 to 33, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 45 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2008, except as described in Note 1 to the accompanying condensed consolidated financial statements.

     In applying certain accounting policies, Wesco’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the consolidated financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1 to the accompanying condensed consolidated financial statements. Wesco does not currently expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.
FORWARD-LOOKING STATEMENTS
     Certain representations of management stated in this report or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, hopes, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to, changes in market prices of Wesco’s significant equity investments, the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured or reinsured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: May 6, 2008	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)