Form 10-Q
period 2008-06-30
WESCO FINANCIAL CORP
filed 2008-08-08
CIK 105729

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of July 29, 2008

PART I. FINANCIAL INFORMATION
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 33 — 35 of the Form 10-K Annual Report for the year ended December 31, 2007, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2008.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and in ensuring that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Shareholders.
     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco, held May 7, 2008, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,710,658	222,691
Carolyn H. Carlburg	6,892,114	41,235
Robert E. Denham	6,733,953	199,396
Robert T. Flaherty	6,866,418	66,931
Peter D. Kaufman	6,919,241	14,108
Elizabeth Caspers Peters	6,913,609	19,740
Item 6. Exhibits.

31 (a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31 (b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32 (a)	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32 (b)	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2008	2007
ASSETS

Cash and cash equivalents	$538,886	$526,722
Investments:
Securities with fixed maturities	36,167	38,600
Marketable equity securities	1,624,236	1,919,425
Receivable from affiliates	135,612	36,671
Rental furniture	192,900	178,297
Goodwill of acquired businesses	268,538	266,607
Other assets	207,502	146,687

	$3,003,841	$3,113,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$89,362	$39,687
Unaffiliated business	56,217	54,158
Unearned insurance premiums —
Affiliated business	115,846	15,041
Unaffiliated business	17,398	15,225
Deferred furniture rental income and security deposits	19,697	19,947
Notes payable	53,200	37,200
Income taxes payable, principally deferred	232,326	347,416
Other liabilities	58,838	49,476

	642,884	578,150

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	170,307	381,017
Retained earnings	2,157,326	2,120,518

Total shareholders’ equity	2,360,957	2,534,859

	$3,003,841	$3,113,009

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Furniture rentals	$87,827	$85,830	$168,543	$165,776
Sales and service revenues	34,329	33,055	67,077	66,474
Insurance premiums earned —
Affiliated business	61,143	8,704	82,935	15,073
Unaffiliated business	9,035	4,224	13,623	11,745
Dividend and interest income	18,011	23,470	37,342	45,942
Other	997	973	2,018	1,927

	211,342	156,256	371,538	306,937

Costs and expenses:
Cost of products and services sold	37,488	36,125	73,255	72,385
Insurance losses and loss adjustment expenses —
Affiliated business	43,207	2,646	55,476	7,448
Unaffiliated business	4,618	(215)	8,038	1,879
Insurance underwriting expenses —
Affiliated business	18,751	1,699	24,611	3,193
Unaffiliated business	3,043	2,162	5,241	4,744
Selling, general and administrative expenses	74,174	71,096	146,388	140,622
Interest expense	412	624	939	1,187

	181,693	114,137	313,948	231,458

Income before income taxes	29,649	42,119	57,590	75,479
Income taxes	8,076	14,358	15,300	25,135

Net income	21,573	27,761	42,290	50,344

Retained earnings — beginning of period	2,138,493	2,041,949	2,120,518	2,022,036
Cash dividends declared and paid	(2,740)	(2,670)	(5,482)	(5,340)

Retained earnings — end of period	$2,157,326	$2,067,040	$2,157,326	$2,067,040

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$3.03	$3.90	$5.94	$7.07

Cash dividends	$.385	$.375	$.770	$.750

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007

Cash flows from operating activities, net	$75,706	$23,798

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	2,395	42,070
Purchases of equity securities	(29,396)	—
Purchases of securities with fixed maturities	—	(20,328)
Purchases of rental furniture	(51,184)	(48,707)
Sales of rental furniture	30,329	31,442
Additions to condominium construction in process	(17,611)	(10,680)
Acquisitions of businesses, net of cash acquired	(4,916)	—
Other, net	(3,677)	(1,806)

Net cash flows from investing activities	(74,060)	(8,009)

Cash flows from financing activities:
Net increase in notes payable	16,000	4,400
Payment of cash dividends	(5,482)	(5,340)

Net cash flows from financing activities	10,518	(940)

Increase in cash and cash equivalents	12,164	14,849

Cash and cash equivalents — beginning of period	526,722	1,257,351

Cash and cash equivalents — end of period	$538,886	$1,272,200

Supplementary information:
Interest paid during period	$978	$1,085
Income taxes paid, net, during period	16,520	56,469

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary for a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 45 through 56 of its 2007 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 45 through 48.
     Effective January 1, 2008, Wesco’s subsidiary, Wesco-Financial Insurance Company (“Wes-FIC”), entered into a quota-share retrocession agreement with National Indemnity Company (“NICO”), a wholly owned subsidiary of Wesco’s ultimate parent, Berkshire Hathaway Inc. (“Berkshire”) to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re. ( the “Swiss Re contract”). Wes-FIC also participates in the reinsurance of several aviation risk pools managed by a subsidiary of General Reinsurance Corporation, another wholly owned Berkshire subsidiary. The data labeled as “affiliated” in the accompanying consolidated financial statements relate to these reinsurance transactions.
     Effective January 1, 2008, Wesco adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) and Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. See Note 5 for more information on the fair value of financial instruments. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Wesco’s implementation of the provisions of SFAS 157 and SFAS 159 as of the beginning of 2008 had no material impact on the accompanying condensed consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements currently issued by the Financial Accounting Standards Board or other applicable authorities and that are required to be adopted after June 30, 2008 are likely to have a material effect on reported shareholders’ equity.

Note 2. Investments in equity and fixed maturity securities
     Following is a summary of marketable equity securities (all common stocks):

	June 30,	Dec. 31,
	2008	2007

Amortized cost	$1,364,648	$1,335,251
Gross unrealized gains	442,247	646,090
Gross unrealized losses	(182,659)	(61,916)

Fair value	$1,624,236	$1,919,425

     Following is a summary of securities with fixed maturities:

	June 30,	Dec. 31,
	2008	2007

Amortized cost	$35,088	$37,478
Gross unrealized gains	1,369	1,267
Gross unrealized losses	(290)	(145)

Fair value	$36,167	$38,600

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
     Included in other liabilities on the accompanying consolidated balance sheet is $860 as of June 30, 2008, representing the remaining unpaid balance as of that date, resulting from provisions previously recorded, representing PBP’s estimated share of costs of ongoing remediation in connection with the actions referred to above. Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. However, as of June 30, 2008, it was not possible to reasonably estimate the amount, if any, of additional loss or a range
Dollar amounts in thousands, except for amounts per share

of losses that may be required in connection with these matters, or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Note 4. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net income	$21,573	$27,761	$42,290	$50,344
Foreign currency translation adjustment, net of tax*	17	—	54	—
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of ($90,325), $10,977, ($113,864) and $3,910	(167,167)	20,227	(210,764)	7,300

Comprehensive income (loss)	$(145,577)	$47,988	$(168,420)	$57,644

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
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
     As of June 30, 2008, Wesco’s entire investment in marketable equity securities was valued using Level 1 inputs, and the entire investment in fixed maturity securities was valued using Level 2 inputs. In addition, management has determined that the carrying values of the cash and cash equivalents, accounts receivable, receivable from affiliate, accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.
Dollar amounts in thousands, except for amounts per share

Note 6. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Insurance segment:
Revenues	$87,910	$36,133	$133,324	$72,216
Net income	14,916	20,607	31,948	38,078
Assets at end of period	2,353,575	2,388,676	2,353,575	2,388,676

Furniture rental segment:
Revenues	$105,289	$103,064	$203,069	$200,522
Net income	6,119	6,820	9,652	11,536
Assets at end of period	266,305	258,068	266,305	258,068

Industrial segment:
Revenues	$16,867	$15,821	$32,551	$31,728
Net income	599	374	895	735
Assets at end of period	21,779	23,115	21,779	23,115

Goodwill of acquired businesses (included in assets)	$268,538	$266,607	$268,538	$266,607

Other items unrelated to business segments:
Revenues	$1,276	$1,238	$2,594	$2,471
Net income (loss)	(61)	(40)	(205)	(5)
Assets at end of period	93,644	72,699	93,644	72,699

Consolidated totals:
Revenues	$211,342	$156,256	$371,538	$306,937
Net income	21,573	27,761	42,290	50,344
Assets at end of period	3,003,841	3,009,165	3,003,841	3,009,165

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
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses.
Results of Operations
     Consolidated net income for the second quarter of 2008 declined to $21.6 million from $27.8 million in the second quarter of 2007. Consolidated net income for the six month period ended June 30, 2008 declined to $42.3 million from $50.3 million in the first six months of 2007. These decreases were due mainly to decreased underwriting and investment income earned by the insurance businesses, and increased operating expenses incurred by the furniture rental business due principally to the expansion of its rental relocation services and the initiation of operations in the United Kingdom.
FINANCIAL CONDITION
     Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $539 million at June 30, 2008, and $527 million at December 31, 2007. In the first quarter of 2008 Wesco invested $29.4 million in marketable equity securities. The aggregate balance of marketable equity securities, stated at fair value, was $1.62 billion at June 30, 2008, versus $1.92 billion at December 31, 2007. The decrease resulted from a decline in fair values.
     Shareholders’ equity at June 30, 2008 was $2.36 billion ($332 per share), versus $2.53 billion ($356 per share) at December 31, 2007. These figures included $170.3 million at June 30, 2008, and $381.0 million at December 31, 2007, representing net appreciation in fair value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Because unrealized appreciation is recorded using market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation.
     Wesco’s consolidated borrowings totaled $53.2 million at June 30, 2008 versus $37.2 million at December 31, 2007. The borrowings relate principally to a revolving credit facility used in the furniture rental business. The furniture rental segment expanded its operations to the United Kingdom through the purchase of Roomservice Group in January 2008, investing $4.9 million, net of cash acquired, and financed the purchase using revolving credit borrowings. The liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $145.6 million at June 30, 2008, versus $93.8 million at December 31, 2007. The increase in these liabilities reflects mainly the entry into a reinsurance contract by a Wesco insurance subsidiary at the beginning of 2008. Wesco and its subsidiaries also have operating lease and other contractual obligations which, at June 30, 2008, were essentially unchanged from the $175.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 30 of Wesco’s Form 10-K Annual Report for the year ended December 31, 2007.
RESULTS OF OPERATIONS
     Wesco’s reportable business segments are organized in a manner that reflects how Wesco’s top management views those business activities. Wesco’s management views insurance businesses as possessing two distinct operations — underwriting and investing — and believes that “underwriting gain or loss” is an important measure of their financial performance. Underwriting gain or loss represents the difference between the following line items appearing on the consolidated statement of income: (1) insurance premiums earned, less (2) insurance losses and loss adjustment expenses, and insurance underwriting expenses. Management’s goal is to generate underwriting gains over the long term. Underwriting results are evaluated without any allocation of investment income.
     The condensed consolidated statement of income and retained earnings appearing on page 5 has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The following summary sets forth the after-tax contribution to net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Insurance segment:
Underwriting	$364	$4,313	$2,075	$6,210
Investment income	14,552	16,294	29,873	31,868
Furniture rental segment	6,119	6,820	9,652	11,536
Industrial segment	599	374	895	735
Other	(61)	(40)	(205)	(5)

Consolidated net income	$21,573	$27,761	$42,290	$50,344

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Insurance premiums written —
Reinsurance	$106,796	$10,142	$187,975	$17,062
Primary	5,262	4,597	11,188	10,028

Total	$112,058	$14,739	$199,163	$27,090

Insurance premiums earned —
Reinsurance	$65,027	$8,135	$86,436	$17,204
Primary	5,151	4,793	10,122	9,614

Total	70,178	12,928	96,558	26,818

Insurance losses, loss adjustment expenses and underwriting expenses —
Reinsurance	$66,121	$5,198	$87,478	$14,054
Primary	3,498	1,094	5,888	3,210

Total	69,619	6,292	33,366	17,264

Underwriting gain (loss), before income taxes —
Reinsurance	(1,094)	2,937	(1,042)	3,150
Primary	1,653	3,699	4,234	6,404

Total	559	6,636	3,192	9,554
Income taxes	195	2,323	1,117	3,344

Underwriting gain, after taxes	$364	$4,313	$2,075	$6,210

     At June 30, 2008, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with National Indemnity Company (“NICO”) to assume 2% part of NICO’s 20% quota share reinsurance of all property-casualty risks of Swiss Reinsurance Company and its property-casualty affiliates incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc. (the “aviation business”). Pool membership and participation rates may change annually.
     Due to the contractual delays in reporting, estimates of premiums written and earned, as well as losses and expenses, are required. Under the Swiss Re contract, for example, premiums, claims and expenses for a given calendar quarter are expected to be reported 45 days after the end of that quarterly period. Estimates are therefore made each reporting period for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of NICO’s and

Wes-FIC’s assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to the estimation process described above. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag will likely be substantially offset by corresponding increases or decreases in claim and expense estimates.
     Written reinsurance premiums under the Swiss Re contract were $96.1 million for the second quarter and $170.1 million for the first six months of 2008. Earned reinsurance premiums under the Swiss Re contract were $53.5 million for the second quarter and $67.3 million for the first six months of 2008.
     Written premiums of the aviation business for the first half of 2007 include revisions of estimates of premiums written in earlier periods when Wes-FIC’s participation was at lower levels. Accordingly, the 2007 figures reflect a lower blended rate of pool participation than in 2008. As competition has intensified, the pool manager has continued to exercise underwriting discipline by not writing policies where pricing has been deemed inadequate with respect to the risks assumed. Thus, premiums written in 2008 have declined overall from those written in 2007. As a result of these offsetting factors, aviation written premiums of $10.7 million for the second quarter and $17.9 million for the first six months of 2008 represent increases of 5.9% and 4.7% over the corresponding figures for the respective 2007 periods.
     Earned premiums of the aviation business were $11.6 million for the second quarter and $19.1 million for the first six months of 2008, up $3.4 million (42.2%) and $1.9 million (11.1%) from those of the respective periods of 2007. These figures reflect not only the fluctuations in written premiums explained above, but also revised estimates in the second quarter of 2008 of premiums earned. Although the changes in estimated premiums have affected the comparability of premiums from period to period, they did not significantly affect pre-tax or after-tax underwriting results.
     KBS also exercises underwriting discipline and avoids writing business when pricing is deemed inadequate with respect to the risks assumed. KBS sells bank deposit guarantee bonds which cover customer deposits above FDIC limits for many Midwestern community banks. It is currently believed that few, if any, of the insured banks have significant exposure to subprime loans or investments of the nature currently creating instability in the banking industry. KBS limits its loss exposure to any single bank to a maximum of approximately $12 million, as a result of policy limits and its purchases of reinsurance. We expect that this business will continue to be profitable over the long term, but that periodic losses will be realized, likely at a higher rate than in the past, and that the effect of those losses, while possibly material to KBS and Wesco in terms of the effect on periodic earnings, will not be significant to Wesco in terms of the effect on its shareholders’ equity.
     Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from period to period for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred. Wes-FIC’s pre-tax underwriting results from reinsurance activities declined by $4.0 million for the second quarter, and $4.2 million for the first six months of 2008, from the corresponding 2007 figures. Underwriting results for the 2008 periods reflect pre-tax underwriting losses under the Swiss Re contract of $1.9 million for the second quarter and $2.3 million for the first six months. Wes-FIC’s exposure to catastrophe losses is greater as a result of the Swiss Re contract. Pre-tax underwriting gains from the aviation-related contracts for the 2008 periods were $0.9 million for the second quarter and $1.3 million for the first six months, versus $2.9 million for the second quarter and $3.2 million for the first six months of 2007. In 2008, losses have been relatively greater than in the 2007. The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Investment income, before taxes	$17,732	$23,205	$36,766	$45,398
Income taxes	3,180	6,911	6,893	13,530

Investment income, after taxes	$14,552	$16,294	$29,873	$31,868

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital as well as float (principally, premiums received before payment of related claims and expenses). Wes-FIC redeployed $801.7 million, net, into marketable equity securities from cash-equivalent investments in the latter part of 2007, and $29.4 million in the first quarter of 2008. In addition, interest rates earned on cash-equivalent investments have steadily declined since the latter part of 2007. Thus, pre-tax dividend income earned by the insurance segment increased in each of the 2008 periods — by $8.7 million for the second quarter and $17.3 million for the first six months — and, interest income decreased — by $14.1 million for the second quarter and $26.0 million for the first six months — as compared with the corresponding 2007 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 17.9% and 29.8% for the second quarters of 2008 and 2007, and 18.7% and 29.8% for the respective six-month periods. These fluctuations reflect the change in the proportion of dividend income, approximately 60% of which is exempt from US corporate income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Furniture rentals	$87,827	$85,830	$168,543	$165,776
Furniture sales	14,706	15,125	30,329	31,442
Service fees	2,756	2,109	4,197	3,304

Total revenues	105,289	103,064	203,069	200,522

Cost of rentals, sales and fees	23,750	22,940	46,394	45,961
Selling, general and administrative expenses	70,875	67,983	139,710	134,405
Interest expense	412	624	939	1,187

	95,037	91,547	187,043	181,553

Income before income taxes	10,252	11,517	16,026	18,969
Income taxes	4,133	4,697	6,374	7,433

Segment net income	$6,119	$6,820	$9,652	$11,536

     Furniture rental revenues for the second quarter of 2008 increased $2.0 million (2.3%) from those of the second quarter of 2007, and for the first six months of 2008, by $ 2.8 million (1.7%) from those of the first six months of 2007. Excluding $15.2 million and $11.7 million of rental revenues from trade shows and locations not in operation throughout each of the three-month periods, and $28.6 million and $22.7 million of similar revenues for each of the six-month periods, rental revenues decreased 2.1% for the second quarter of 2008 from those of the second quarter of 2007, and for the current six-month period, by 2.2% from those of the corresponding 2007 period. The number of furniture leases outstanding at the end of the second quarter of 2008 was 4.7% lower than at the end of the second quarter of 2007. The decrease in the number of outstanding leases continues the trend that developed late in 2006, and is believed to be attributable mainly to customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, furniture rental revenues have grown, due mainly to an increase in tradeshow demand and improved pricing.
     Furniture sales revenues for the second quarter of 2008 decreased by $0.4 million (2.7%) from those of the second quarter of 2007, and for the first six months of 2008, by $1.1 million (3.5%) from those of the first six months of 2007. The decreases were attributed principally to the continued softening of the housing market and higher energy prices.
     Service fees for the second quarter of 2008 increased by $0.6 million (30.7%) from those reported for the second quarter of 2007, and for the first six months of 2008, by $0.9 million (27.0%) from those of the first six months of 2007. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late in 2006, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity toward providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Although service fee revenues have been disappointing to date, we are hopeful that the expansion of relocation activities will result in profitable long-term growth.

     Costs of rentals, sales and fees as percentages of revenues were relatively unchanged between the periods and management continues to monitor them.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $71.3 million for the second quarter of 2008, up $2.7 million (3.9%) from the $68.6 million incurred in the second quarter of 2007, and $140.6 million for the first six months of 2008, up $5.1 million (3.7%) from the $135.6 million reported for the first six months of 2007. The increase in operating expenses was due principally to the costs associated with the business growth initiatives in rental relocation services, initiating operations in the UK, and higher energy costs.
     Income before income taxes of the furniture rental segment amounted to $10.3 million for the second quarter and $16.0 million for the first six months of 2008, versus $11.5 million for the second quarter and $19.0 million for the first six months of 2007. The 11.0% and 15.5% decreases in pre-tax income for the second quarter and first six months of 2008, respectively, were principally attributable to the increase in operating expenses, offset somewhat by increased gross profits resulting mainly from a shift in revenue mix.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues	$16,867	$15,821	$32,551	$31,728

Income before income taxes	$997	$633	$1,491	$1,231
Income taxes	398	259	596	496

Segment net income	$599	$374	$895	$735

     Reference is made to pages 28 and 29 of Wesco’s 2007 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for the past several years.
     Industrial segment revenues increased $1.1 million (6.6%) for the second quarter and $0.8 million (2.6%) for the first six months of 2008, from those of the corresponding 2007 periods. Sales volume, in terms of pounds sold, increased 8.7% for the second quarter and 6.0% for the first six months of 2008, from volume of the corresponding 2007 periods. Segment income before income taxes increased $0.4 million for the second quarter and $0.3 million for the first six months of 2008 from the corresponding 2007 figures. The slight improvement in 2008 was attributed mainly to a combination of increased revenues as well as an improvement in gross profit, from 16.7% of sales revenues in each of the 2007 periods, to 18.6% for the second quarter and 17.5% for the first six months of 2008.
     As explained in Note 3 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is not possible to estimate.
* * * * *

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 30 of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007, (the “10-K”), for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2007. At June 30, 2008, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2007, except as indicated below.
     Wesco’s Wes-FIC subsidiary entered into a large quota-share reinsurance arrangement at the beginning of 2008, whereby it is now reinsuring 2% of essentially all of the property and casualty insurance business of Swiss Re, a large international insurer, and its property-casualty affiliates, incepting over a five-year period beginning in 2008. Principally as a result, liabilities for insurance losses and loss adjustment expenses reflected on Wesco’s consolidated balance sheet increased to $145.6 million as of June 30, 2008, from $93.8 million at December 31, 2007.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 30 to 33 of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 45 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2008, except as described in Note 1 to the accompanying condensed consolidated financial statements.
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

WESCO FINANCIAL CORPORATION
Date: August 7, 2008	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)