Form 10-Q
period 2008-09-30
WESCO FINANCIAL CORP
filed 2008-11-07
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2008 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of October 31, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 33 - 35 of the Form 10-K Annual Report for the year ended December 31, 2007, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2008.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and in ensuring that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     Reference is made to Item 1-A, Risk Factors, included on pages 15 through 18 of Wesco’s Annual Report on Form 10-K for the year ended December 31, 2007, (the “10-K”) for certain risk factors affecting Wesco. The following risk factor should be considered when referring to the risk factors included in Wesco’s 10-K.
Wesco’s subsidiary, Kansas Bankers Surety Company, insures certain bank deposits in excess of federally insured limits.
     Kansas Bankers Surety (“KBS”), a subsidiary of Wesco, insures bank deposits in excess of federally insured limits. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of business than previously. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. At September 30, 2008, KBS had outstanding deposit insurance bonds in the amount of $9.7 billion, insuring 1,671 separate institutions. As of October 31, 2008, those figures had decreased to $8.5 billion at 1,572 separate institutions. KBS’s customer base consists principally of small Midwestern banks, few of which are believed to be subject to significant risk of failure. However, in the third quarter of 2008 one of KBS’s customer banks failed, resulting in a loss to KBS, and thus, Wesco, of $4.7 million, after taxes. Through policy limits and reinsurance, KBS has effectively limited its loss exposure per bank (or group of affiliated banks) to $7.7 million, after reinsurance and taxes. KBS expects that 99% of its bond exposure will be eliminated by September 30, 2009, and the remainder by mid-July, 2011. Of the $140.1 million of premiums earned by Wesco’s insurance subsidiaries for the first nine months of 2008, premiums earned on bank deposit guarantee bonds amounted to $7.4 million.
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2008	2007
ASSETS

Cash and cash equivalents	$441,710	$526,722
Investments:
Securities with fixed maturities	34,615	38,600
Marketable equity securities	2,133,209	1,919,425
Receivable from affiliates	140,586	36,671
Rental furniture	187,373	178,297
Goodwill of acquired businesses	268,334	266,607
Other assets	216,208	146,687

	$3,422,035	$3,113,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$126,661	$39,687
Unaffiliated business	51,701	54,158
Unearned insurance premiums —
Affiliated business	105,142	15,041
Unaffiliated business	16,202	15,225
Deferred furniture rental income and security deposits	18,260	19,947
Notes payable	43,000	37,200
Income taxes payable, principally deferred	376,310	347,416
Other liabilities	55,441	49,476

	792,717	578,150

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	425,245	381,017
Retained earnings	2,170,749	2,120,518

Total shareholders’ equity	2,629,318	2,534,859

	$3,422,035	$3,113,009

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Revenues:
Furniture rentals	$86,204	$84,063	$254,747	$249,839
Sales and service revenues	35,848	33,895	102,925	100,369
Insurance premiums earned —
Affiliated business	57,164	8,790	140,099	23,863
Unaffiliated business	6,323	4,490	19,946	16,235
Dividend and interest income	20,472	24,461	57,814	70,403
Other	990	965	3,008	2,892

	207,001	156,664	578,539	463,601

Costs and expenses:
Cost of products and services sold	39,785	37,036	113,040	109,421
Insurance losses and loss adjustment expenses —
Affiliated business	43,575	5,961	99,051	13,409
Unaffiliated business	10,847	4,693	18,885	6,572
Insurance underwriting expenses —
Affiliated business	17,614	2,116	42,225	5,309
Unaffiliated business	1,019	1,404	6,260	6,148
Selling, general and administrative expenses	73,899	69,040	220,287	209,662
Interest expense	422	641	1,361	1,828

	187,161	120,891	501,109	352,349

Income before income taxes	19,840	35,773	77,430	111,252
Income taxes	3,676	11,376	18,976	36,511

Net income	16,164	24,397	58,454	74,741

Retained earnings — beginning of period	2,157,326	2,067,040	2,120,518	2,022,036
Cash dividends declared and paid	(2,741)	(2,670)	(8,223)	(8,010)

Retained earnings — end of period	$2,170,749	$2,088,767	$2,170,749	$2,088,767

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.27	$3.43	$8.21	$10.50

Cash dividends	$.385	$.375	$1.155	$1.125

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007

Cash flows from operating activities, net	$113,500	$48,017

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	3,714	47,549
Purchases of equity securities	(144,071)	(336,801)
Purchases of securities with fixed maturities	—	(3,889)
Purchases of rental furniture	(66,982)	(63,150)
Sales of rental furniture	46,755	47,695
Additions to condominium construction in process	(24,301)	(18,523)
Acquisitions of businesses, net of cash acquired	(4,916)	—
Other, net	(5,661)	(2,380)

Net cash flows from investing activities	(195,462)	(329,499)

Cash flows from financing activities:
Net increase in notes payable	5,800	1,600
Payment of cash dividends	(8,223)	(8,010)

Net cash flows from financing activities	(2,423)	(6,410)

Effect of foreign currency exchange rate changes	(627)	—

Decrease in cash and cash equivalents	(85,012)	(287,892)

Cash and cash equivalents — beginning of period	526,722	1,257,351

Cash and cash equivalents — end of period	$441,710	$969,459

Supplementary information:
Interest paid during period	$1,406	$1,777
Income taxes paid, net, during period	14,757	72,348

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
     Effective January 1, 2008, Wesco’s subsidiary, Wesco-Financial Insurance Company, (“Wes-FIC”), entered into a quota-share retrocession agreement with National Indemnity Company (“NICO”), a wholly owned subsidiary of Wesco’s ultimate parent, Berkshire Hathaway Inc. (“Berkshire”) to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re ( the “Swiss Re contract”). Wes-FIC also participates in the reinsurance of several aviation risk pools managed by a subsidiary of General Reinsurance Corporation, another wholly owned Berkshire subsidiary. The data labeled as “affiliated” or “affiliates” in the accompanying consolidated financial statements relate to these reinsurance transactions.
     Wesco’s subsidiary, Kansas Bankers Surety, (“KBS”), insures bank deposits in excess of federally insured limits. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of business than previously. KBS’s customer base consists principally of small Midwestern banks, few of which are believed to be subject to significant risk of failure. However, in the third quarter of 2008 one of its customer banks failed, resulting in a loss to KBS, and thus, Wesco, of $4.7 million, after taxes. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. At September 30, 2008, KBS had outstanding $9.7 billion of deposit insurance bonds, insuring accounts at 1,671 separate institutions. Through policy limits and reinsurance, the maximum loss exposure per bank (or group of affiliated banks) is $7.7 million, after taxes. KBS expects that 99% of its bond exposure will be eliminated by September 30, 2009, and the remainder by mid-July, 2011. Earned premiums on deposit guarantee bonds, included in the accompanying condensed consolidated financial statements, were $2,745 and $2,054 for the quarters ended September 30, 2008 and 2007, and $7,441 and $6,062 for the nine-month periods then ended, and represented approximately half of KBS’s earned premium volume.
     Effective January 1, 2008, Wesco adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) and Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. See Note 5 for more information on the fair value of financial instruments and the adoption of SFAS 157. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Wesco did not elect the fair value option for any eligible items under SFAS 159.
     Wesco’s management does not believe that any accounting pronouncements currently issued by the Financial Accounting Standards Board or other applicable authorities and required to be adopted after September 30, 2008 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments in equity and fixed maturity securities
     Following is a summary of marketable equity securities (all common stocks):

	Sept. 30,	Dec. 31,
	2008	2007

Amortized cost	$1,479,323	$1,335,251
Gross unrealized gains	657,184	646,090
Gross unrealized losses	(3,298)	(61,916)

Fair value	$2,133,209	$1,919,425

     Following is a summary of securities with fixed maturities:

	Sept. 30,	Dec. 31,
	2008	2007

Amortized cost	$33,770	$37,478
Gross unrealized gains	1,270	1,267
Gross unrealized losses	(425)	(145)

Fair value	$34,615	$38,600

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
Dollar amounts in thousands, except for amounts per share

     Included in other liabilities on the accompanying consolidated balance sheet is $834 as of September 30, 2008, representing the remaining unpaid balance as of that date, resulting from provisions previously recorded, of PBP’s estimated share of costs of ongoing remediation in connection with the actions referred to above. Management anticipates that additional provisions with respect to such remediation and related legal matters may be required in the future, and expects that the insurers will continue to provide defenses and reimbursement of some of the costs previously recorded. It was not possible, as of September 30, 2008, to reasonably estimate the amount, if any, of additional loss or a range of losses that may be required in connection with the EPA matter or any related benefit from insurance indemnification. Although it is not expected that the ultimate impact of such future costs will be material in relation to Wesco’s shareholders’ equity, the effect on industrial segment and consolidated net income in any given period could be material.
Note 4. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007

Net income	$16,164	$24,397	$58,454	$74,741
Foreign currency translation adjustment, net of tax*	(681)	—	(627)	—
Increase in unrealized appreciation of investments, net of income tax effect of $138,445, $41,551, $24,581 and $44,955	255,619	78,038	44,855	85,338

Comprehensive income	$271,102	$102,435	$102,682	$160,079

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
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
Dollar amounts in thousands, except for amounts per share

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     As of September 30, 2008, Wesco’s entire investment in marketable equity securities was valued using Level 1 inputs, and the entire investment in fixed maturity securities was valued using Level 2 inputs. In addition, management has determined that the carrying values of the cash and cash equivalents, accounts receivable, receivable from affiliate, accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.
Note 6. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Insurance segment:
Revenues	$83,665	$37,443	$216,989	$109,659
Net income	10,492	16,832	42,440	54,910
Assets at end of period	2,762,031	2,776,257	2,762,031	2,776,257

Furniture rental segment:
Revenues	$105,246	$102,522	$308,315	$303,044
Net income	5,083	7,368	14,735	18,904
Assets at end of period	259,099	255,950	259,099	255,950

Industrial segment:
Revenues	$16,806	$15,436	$49,357	$47,164
Net income	521	176	1,416	911
Assets at end of period	21,470	23,572	21,470	23,572

Goodwill of acquired businesses (included in assets)	$268,334	$266,607	$268,334	$266,607

Other items unrelated to business segments:
Revenues	$1,284	$1,263	$3,878	$3,734
Net income (loss)	68	21	(137)	16
Assets at end of period	111,101	81,444	111,101	81,444

Consolidated totals:
Revenues	$207,001	$156,664	$578,539	$463,601
Net income	16,164	24,397	58,454	74,741
Assets at end of period	3,422,035	3,403,830	3,422,035	3,403,830

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
Results of Operations
     Wesco’s consolidated net income declined in each of the 2008 periods, to $16.2 million for the third quarter and $58.5 million for the first nine months, from $24.4 million and $74.7 million for the corresponding 2007 periods. The decreases were due principally to (1) hurricane losses and expenses of $8.8 million, after taxes, recorded in the third quarter of 2008 in connection with Wesco-Financial Insurance Company’s quota-share reinsurance of 2% of Swiss Re’s property-casualty insurance risks, (2) bank deposit insurance losses of $4.7 million, after taxes, incurred by Kansas Bankers Surety Company in the third quarter and (3) increased operating expenses of the furniture rental business due principally to the expansion of its rental relocation services and the initiation of operations in the United Kingdom.
FINANCIAL CONDITION
     Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $442 million at September 30, 2008, having decreased by $85 million since yearend 2007. The aggregate balance of marketable equity securities, stated at fair value, increased to $2.13 billion at September 30, 2008, from $1.92 billion at December 31, 2007, reflecting mainly the investment of $144.1 million, at cost, during the first nine months of 2008, including $114.7 million invested in the third quarter. Because of substantial market declines following the end of the third quarter, the fair value of the marketable equity securities held by Wesco and its subsidiaries at September 30, 2008 had fallen to $1.87 billion at October 31, 2008. Notwithstanding the recent decline in fair values, we do not believe that any of the investments owned as of September 30, 2008 have become other than temporarily impaired in value.
     Shareholders’ equity at September 30, 2008 was $2.63 billion ($369 per share), versus $2.53 billion ($356 per share) at December 31, 2007. These figures included $425.9 million at September 30, 2008, and $381.0 million at December 31, 2007, representing net appreciation in fair value of investments, which is credited directly to shareholders’ equity, net of taxes, without being reflected in earnings. Gains or losses ultimately realized could differ substantially from previously recorded unrealized appreciation or depreciation due to changes in fair values as of the dates of sales.

     Wesco’s consolidated borrowings totaled $43.0 million at September 30, 2008 versus $37.2 million at December 31, 2007. The borrowings relate principally to a revolving credit facility used in the furniture rental business. The furniture rental segment expanded its operations to the United Kingdom through the purchase of Roomservice Group in January 2008, investing $4.9 million, net of cash acquired, and financed the purchase using revolving credit borrowings. The liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $178.4 million at September 30, 2008, versus $93.8 million at December 31, 2007. The increase in these liabilities reflects mainly the entry into the Swiss Re quota share arrangement. Wesco and its subsidiaries also have operating lease and other contractual obligations which, at September 30, 2008, were somewhat higher than the $175.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 30 of Wesco’s Form 10-K Annual Report for the year ended December 31, 2007, as explained in the section, off balance sheet arrangements and contractual obligations, below.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Insurance segment:
Underwriting gain (loss)	$(6,220)	$(581)	$(4,145)	$5,629
Investment income	16,712	17,413	46,585	49,281
Furniture rental segment	5,083	7,368	14,735	18,904
Industrial segment	521	176	1,416	911
Other	68	21	(137)	16

Consolidated net income	$16,164	$24,397	$58,454	$74,741

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Insurance premiums written —
Reinsurance	$46,848	$9,787	$234,823	$26,849
Primary	5,045	4,354	16,233	14,382

Total	$51,893	$14,141	$251,056	$41,231

Insurance premiums earned —
Reinsurance	$58,033	$8,406	$144,469	$25,610
Primary	5,454	4,874	15,576	14,488

Total	63,487	13,280	160,045	40,098

Insurance losses, loss adjustment expenses and underwriting expenses —
Reinsurance	$59,273	$9,825	$146,751	$23,879
Primary	13,782	4,349	19,670	7,559

Total	73,055	14,174	166,421	31,438

Underwriting gain (loss), before income taxes —
Reinsurance	(1,240)	(1,419)	(2,282)	1,731
Primary	(8,328)	525)	(4,094)	6,929

Total	(9,568)	(894)	(6,376)	8,660
Income taxes	(3,348	(313)	(2,231)	3,031

Underwriting gain (loss), after taxes	$(6,220)	$(581)	$(4,145)	$5,629

     At September 30, 2008, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is the quota-share retrocession agreement with National Indemnity Company (“NICO”) to assume 2% part of NICO’s 20% quota share reinsurance of all property-casualty risks of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”) incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc. (the “aviation business”). Pool membership and participation rates tend to fluctuate from year to year.
     Contractual delays in reporting by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses for a given calendar quarter are expected to be reported 45 days after the end of that quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of management’s assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag will typically be substantially offset by corresponding increases or decreases in claim and expense estimates.
     Written reinsurance premiums under the Swiss Re contract were $39.2 million for the third quarter and $209.3 million for the first nine months of 2008. Earned reinsurance premiums under the Swiss Re contract were $49.5 million for the third quarter and $116.8 million for the first nine months of 2008. Written aviation-related reinsurance premiums decreased by $2.2 million (22.1%) for the third quarter and $1.3 million (4.9%) for the first nine months of 2008 from those of the respective 2007 periods. Earned aviation-related reinsurance premiums increased $0.1 million for the third quarter and $2.0 million for the first nine months of 2008, from those of the respective 2007 periods. Because reinsurance premiums are reliant on estimates, revisions of estimates can result in anomalous periodic fluctuations. As competition has intensified, the pool manager has continued to exercise underwriting discipline by not writing policies where pricing has been deemed inadequate with respect to the risks assumed. Thus, aviation-related reinsurance premiums written in 2008 have declined overall from those written in 2007.
     Written primary insurance premiums increased $0.7 million (15.9%) for the third quarter and $1.9 million (12.9%) for the first nine months of 2008 from those of the corresponding periods of 2007. Earned primary insurance premiums increased $0.6 million (11.9%) for the third quarter and $1.1 million (7.5%) for the first nine months of 2008 over those of the respective 2007 periods. These increases resulted from growth in bank deposit guarantee bonds, which insure deposits above FDIC limits for specific customers of mainly Midwestern banks. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of business than previously. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. At September 30, 2008, KBS had outstanding deposit insurance bonds in the amount of $9.7 billion, insuring 1,671 separate institutions. As of October 31, 2008, those figures had decreased to $8.5 billion at 1,572 separate institutions. Management believes that few, if any, of those institutions are facing a significant risk of failure, and through policy limits and reinsurance, KBS has effectively limited its exposure per bank (or group of affiliated banks) to $7.6 million, after reinsurance and taxes. KBS expects that 99% of its bond exposure will be eliminated by September 30, 2009, and the remainder by mid-July, 2011. Because premiums written and earned on bank deposit guarantee bonds until recently accounted for half of the primary insurance volume, written and earned primary insurance premiums are expected to significantly decrease in future periods as a result of the decision no longer to offer deposit guarantee bonds.
     Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from period to period for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred. Wes-FIC’s pre-tax underwriting results from reinsurance activities improved by $0.2 million for the third quarter, but declined by $4.0 million for the first nine months of 2008, from the corresponding 2007 figures. Underwriting results for the 2008 periods reflect pre-tax underwriting losses under the Swiss Re contract of $5.1 million for the third quarter and $7.4 million for the first nine months. During the third quarter of 2008, Hurricanes Gustav and Ike struck the Caribbean and the Gulf coast region of the Unites States, producing large catastrophe losses for the property-casualty insurance industry. Management presently estimates that Wes-FIC’s share of Swiss Re’s losses from these events was $13.5 million although the final figure could vary significantly as additional information becomes known. The loss estimate, which is included in the underwriting results for the 2008 periods, was based on management’s assessment of publicly available information.

     Underwriting gains, before taxes, from the aviation-related contracts for the 2008 periods were $3.9 million for the third quarter and $5.2 million for the first nine months, as compared with an underwriting loss of $1.4 million for the third quarter and an underwriting gain of $1.5 million for the first nine months of 2007. Underwriting results fluctuate from period to period. The severity component of aviation-related losses tends to be volatile, especially with respect to incurred losses during a single reporting period. The more favorable aviation-related results for the 2008 periods reflect principally a lower level of losses and loss adjustment expenses during each of those periods than in the corresponding periods of 2007.
     Primary insurance activities resulted in net underwriting losses of $8.3 million for the third quarter and $4.1 million for the first nine months of 2008, versus net underwriting gains of $0.5 million and $6.9 million for the corresponding periods of 2007. During the third quarter of 2008, KBS established or increased loss reserves with respect to three large claims in the aggregate amount of $11.9 million, net of reinsurance. $7.2 million of that figure resulted from the FDIC’s seizure of a bank. KBS management estimates that it is possible, but not certain, that a portion of that loss may eventually be recovered as the FDIC liquidates the bank’s assets and distributes funds to the bank’s creditors, including KBS and other owners of deposits in excess of FDIC limits. Recoveries, if any, will be recorded when received.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Investment income, before taxes	$20,178	$24,163	$56,944	$69,561
Income taxes	3,466	6,750	10,359	20,280

Investment income, after taxes	$16,712	$17,413	$46,585	$49,281

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital as well as float (principally, premiums received before payment of related claims and expenses). Wes-FIC redeployed $801.7 million, net, into marketable equity securities from cash-equivalent investments in the latter part of 2007, and $144.1 million in the first nine months of 2008, including $114.7 million in the third quarter. In addition, interest rates earned on cash-equivalent investments have steadily declined since the latter part of 2007. Thus, pre-tax dividend income earned by the insurance segment increased in each of the 2008 periods — by $9.7 million for the third quarter and $27.0 million for the first nine months — and, interest income decreased — by $13.6 million for the third quarter and $39.6 million for the first nine months — as compared with the corresponding 2007 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 17.2% and 27.9% for the third quarters of 2008 and 2007, and 18.2% and 29.2% for the respective nine-month periods. These fluctuations reflect the change in the proportion of dividend income, approximately 60% of which is exempt from US corporate income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest cash balances in the purchase of businesses and in long-term equity holdings.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Revenues:
Furniture rentals	$86,204	$84,063	$254,747	$249,839
Furniture sales	16,426	16,253	46,755	47,695
Service fees	2,616	2,206	6,813	5,510

Total revenues	105,246	102,522	308,315	303,044

Cost of rentals, sales and fees	25,936	23,917	72,330	69,878
Selling, general and administrative expenses	70,830	66,016	210,540	200,421
Interest expense	422	641	1,361	1,828

	97,188	90,574	284,231	272,127

Income before income taxes	8,058	11,948	24,084	30,917
Income taxes	2,975	4,580	9,349	12,013

Segment net income	$5,083	$7,368	$14,735	$18,904

     Furniture rental revenues for the third quarter of 2008 increased $2.1 million (2.6%) from those of the third quarter of 2007, and for the first nine months of 2008, by $4.9 million (2.0%) from those of the first nine months of 2007. Excluding $12.0 million and $8.4 million of rental revenues from trade shows and locations not in operation throughout each of the three-month periods, and $40.6 million and $31.1 million of similar revenues for each of the nine-month periods, rental revenues decreased 2.0% for the third quarter of 2008 from those of the third quarter of 2007, and for the first nine-months of 2008, by 2.1% from those of the corresponding 2007 period. The number of furniture leases outstanding at the end of the third quarter of 2008 was 5.9% lower than at the end of the third quarter of 2007. The decrease in the number of outstanding leases continues the trend that developed late in 2006, and is believed to be attributable mainly to customer uncertainty as to future economic conditions. Despite the continued decline in the number of furniture leases outstanding, furniture rental revenues have grown, due mainly to an increase in tradeshow demand and improved pricing.
     Furniture sales revenues for the third quarters and for the nine-month periods of 2008 and 2007 were relatively unchanged.
     Service fees for the third quarter of 2008 increased by $0.4 million (18.6%) from those reported for the third quarter of 2007, and for the first nine months of 2008, by $1.3 million (23.7%) from those of the first nine months of 2007. Traditionally, the furniture segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late in 2006, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity toward providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Although service fee revenues remain disappointing, we are hopeful that the expansion of relocation activities will result in profitable long-term growth.

     Costs of rentals, sales and fees amounted to 24.6% and 23.5% of revenues for the third quarter and first nine months of 2008, versus 23.3% and 23.1% for the corresponding periods of 2007. The increase in costs is primarily attributable to higher depreciation expense on recently acquired rental furniture and an increase in inventory write-offs related to an effort to improve the overall quality of the rental furniture inventory.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $71.3 million for the third quarter of 2008, up $4.6 million (6.9%) from the $66.7 million incurred in the third quarter of 2007, and $211.9 million for the first nine months of 2008, up $9.7 million (4.8%) from the $202.2 million reported for the first nine months of 2007. The increase in operating expenses was due principally to the costs associated with the business growth initiatives in rental relocation services, initiating operations in the United Kingdom, and higher energy costs. Management is closely monitoring the increase in expenses related to the business growth initiatives, and in general, in light of the weakening economic environment.
     Income before income taxes of the furniture rental segment amounted to $8.1 million for the third quarter and $24.1 million for the first nine months of 2008, versus $11.9 million for the third quarter and $30.9 million for the first nine months of 2007. The 32.6% and 22.1% decreases in pre-tax income for the third quarter and first nine months of 2008, respectively, were principally attributable to the increase in operating expenses, offset somewhat by increased gross profits resulting mainly from the shift in revenue mix.
     CORT has entered into an agreement to acquire certain assets, including store leases and subleases for 26 locations of Aaron Rents, Inc., for approximately $70 million, cash, plus the assumption of certain of Aaron Rents’ liabilities. The transaction is expected to be completed in the fourth quarter of 2008.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
Revenues	$16,806	$15,436	$49,357	$47,164

Income before income taxes	$859	$281	$2,350	$1,512
Income taxes	338	105	934	601

Segment net income	$521	$176	$1,416	$911

     Reference is made to pages 28 and 29 of Wesco’s 2007 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for the past several years.
     Industrial segment revenues increased $1.4 million (8.9%) for the third quarter and $2.2 million (4.7%) for the first nine months of 2008, from those of the corresponding 2007 periods. Sales volume, in terms of pounds sold, has begun to soften, due possibly to the weakening economic environment. Pounds sold for the third quarter decreased 4.8%, but increased 2.4% for the first nine months of 2008, from volume of the corresponding 2007 periods. Segment income before income taxes increased $0.6 million for the third quarter and $0.8 million for the first nine months of 2008 from the corresponding 2007 figures. The improvement in 2008 earnings was attributed mainly to a combination of increased revenues as well as an improvement in gross profit, from 15.0% of sales revenues for the third quarter and 16.2% for the first nine months of 2007, to 17.6% for the third quarter and 17.5% for the first nine months of 2008, due mainly to product mix.
     As explained in Note 3 to the accompanying condensed consolidated financial statements, Precision Steel and a subsidiary are involved in an environmental matter, the ultimate cost of which is not possible to estimate.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 30 of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007, (the “10-K”), for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2007. At September 30, 2008, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2007, except as indicated below.
     Wesco’s Wes-FIC subsidiary entered into a large quota-share reinsurance arrangement at the beginning of 2008, whereby it is now reinsuring 2% of essentially all of the property and casualty insurance business of Swiss Reinsurance Company and its property-casualty affiliates, incepting over a five-year period beginning in 2008. Principally as a result, liabilities for insurance losses and loss adjustment expenses reflected on Wesco’s consolidated balance sheet increased to $178.4 million as of September 30, 2008, from $93.8 million at December 31, 2007.
     Wesco’s CORT subsidiary has entered into an agreement to acquire certain assets of Aaron Rents, Inc., for approximately $70 million, cash, plus the assumption of certain liabilities, as well as leases and subleases of 26 of Aaron Rents’ store locations. The transaction is expected to be completed in the fourth quarter of 2008.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 30 to 33 of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2007 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 45 through 48 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2008, except as described in Note 1 to the accompanying condensed consolidated financial statements.

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

WESCO FINANCIAL CORPORATION
Date: November 5, 2008	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)