Form 10-K
period 2008-12-31
WESCO FINANCIAL CORP
filed 2009-03-04
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 was: $512,398,000.

The number of shares outstanding of the registrant’s Capital Stock as of February 25, 2009 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of
Title of Document	Form 10-K

Proxy Statement for 2009 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

ITEM 1.	Business

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

Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s Chairman and Chief Executive Officer and economic owner of 26.9% of its stock. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.

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

Wes-FIC’s high statutory net worth (about $2.3 billion at December 31, 2008) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC is also a party to large “quota-share” reinsurance arrangements under which it shares in premiums and losses proportionately with the ceding companies as described in more detail below.

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

Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated in recent years:

•	Participation, since 2001, in several risk pools managed by a subsidiary of General Reinsurance Corporation, a Berkshire Insurance Group member, covering principally hull, liability and workers’ compensation exposures, relating to the aviation industry. In the more recent years, Wes-FIC’s participation has been as follows: for 2005, to the extent of 10% in the hull and liability pools and 5% of the workers’ compensation pool; for 2006, 12.5% of the hull and liability pools and 5% of the workers’ compensation pool; for 2007 to date, 16.67% in the hull and liability pools and 5% of the workers’ compensation pool. Another General Reinsurance Corporation subsidiary provides a portion of the upper- level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes-FIC’s exposure to detrimental effects, however, is also mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC and unrelated pool members representing an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, has access to information regarding significant losses and thus is able to address conflict issues that might arise.

•	Participation, since the beginning of 2008, in a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. Wes-FIC’s share of written premiums under the contract was $265.2 million in 2008, giving rise to earned premiums of $183.2 million, the latter representing 76.9% of Wes-FIC’s 2008 earned premiums and 22.9% of Wesco’s consolidated revenues. Wes-FIC’s float (funds held temporarily pending future payment of claims and related expenses) created under contract, is expected to substantially increase. Annual premiums over the five-year period could vary significantly depending on market conditions and opportunities. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 22, for more information about the impact of Wes-FIC’s participation in the Swiss Re contract.

Wes-FIC is also licensed to write “direct,” or “primary” insurance business (as distinguished from reinsurance) in Nebraska, Utah and Iowa, and may write such insurance in the non-admitted excess and surplus lines market in several other states, but the volume written to date has been minimal.

In 1996, Wes-FIC purchased 100% of KBS, which writes specialized primary insurance coverage to mostly small and medium-sized banks in the Midwest. Its product line for financial institutions includes policies for crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, Internet banking privacy liability insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity.

KBS has also offered deposit guarantee bonds which insure bank deposits in excess of federally insured limits (“bonds”), and, until recently, accounted for approximately half of its annual premium volume of $20 million. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of insurance than previously. KBS’s customer base consists principally of small Midwestern banks, few of which are believed to be subject to significant risk of failure. However, in the third quarter of 2008 one of its customer banks failed, resulting in a loss to KBS, and thus, Wesco, of $4.5 million, after taxes. In September 2008, KBS notified customers of its decision to exit this line of insurance as rapidly as feasible.

The aggregate face amount of deposit guarantee bonds has been reduced, from $9.7 billion outstanding at September 30, 2008, to $5.8 billion at December 31, 2008, and to $3.4 billion at February 15, 2009, the first date that non-renewals and non-voluntary cancellations became effective. The number of institutions that had outstanding KBS bonds fell from 1,671 at September 30, 2008, to 796 as of February 15, 2009. KBS is licensed to write business in 39 states; however, in 16 states its insurance has been limited to deposit guarantee bonds. Thus, it is actively writing insurance in 23 states at the present time. KBS’s primary insurance premiums are expected to decrease in future periods.

KBS limits its loss exposure per loss event to a maximum of $7.6 million, after taxes, by limiting the maximum amount of risk underwritten to $30 million to any single customer or group of affiliated customers, and through the purchase of reinsurance, from the Berkshire Insurance Group, at market prices. KBS reinsures the entire layer of losses between $3 million and $5 million and 65% of the entire layer above $5 million.

In 2008, premiums of $3.4 million were ceded to the Berkshire Insurance Group, and $11.0 million of reinsured losses were allocated to it. In 2007, premiums of $3.5 million were ceded to the Berkshire Insurance Group, no reinsured losses were allocated to it, and $125,000 of loss reserves, which had been allocated to it in 2005, were reversed.

KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small Midwestern banks is declining as the banking industry consolidates, KBS has attributed the ongoing growth in its business to an extraordinary level of service provided by its employees and agents, and to the introduction of new products, such as deposit guarantee bonds which, until KBS decided in late 2008 to exit that line of insurance, had grown to represent approximately half of its business. Internet banking catastrophe theft insurance and Internet banking privacy liability insurance, which were introduced relatively recently, are steadily increasing in volume, but do not yet provide a significant amount of premium volume.

A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.3 billion at December 31, 2008. This capital strength creates opportunities for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.

Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2008 amounted to only 13% of their combined statutory surplus, compared to an industry average of 84% based on figures reported for 2007 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. Standard & Poor’s Corporation, in recognition of Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its unusual capital strength, has assigned its highest rating, AAA, to Wes-FIC’s claims-paying ability. This rating recognizes the commitment of Wes-FIC’s management to a disciplined approach to underwriting, conservative reserving, and Wes-FIC’s extremely strong capital base.

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

FURNITURE RENTAL SEGMENT

CORT is the nation’s largest provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states, the District of Columbia and the United Kingdom (“U.K.”)) comprises 105 showrooms, 95 clearance centers and 97 warehouses, as well as four websites, including www.cort.com.

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

In January 2008, CORT expanded its operations to the U.K. through the purchase of Roomservice Group, now doing business as CORT Business Services UK Ltd., a small regional provider of furniture rental and relocation services. In November 2008, CORT acquired a business division of Aaron Rents, Inc., expanding its national presence to eleven new markets.

The furniture rental business is dependent on economic growth, and the recent economic contraction has contributed to a weakening of the furniture rental business. However, CORT has continued to make several selective acquisitions since it was purchased by Wesco, and it is believed that CORT is now better positioned to benefit from job growth and any corresponding economic expansion.

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

CORT provides a nation-wide apartment locator service through its website www.apartmentsearch.com, customer call centers, and two walk-in locations. The apartment locator service, which was begun in 2001 as CORT’s Relocation Central Corporation subsidiary and marketed to individuals, has not operated profitably since inception. In order to trim operating costs, its operations were reorganized and, by yearend 2004, absorbed into CORT. CORT’s apartment locator service, which was originally intended mainly to lead to increased furniture rentals, now relies more on Internet traffic and less on walk-in locations. In consideration of its national presence and expertise in filling a need of the business community, late in 2006 CORT began marketing its relocation service, designed specifically for renters, to Fortune 2000 companies as a comprehensive, seamless solution to their employee-relocation needs. In addition to providing rental furniture, CORT provides assistance with all aspects of employee rental-related relocations, services which include guided city tours, arranging for movers, locating temporary or long-term housing, assisting with settling in and other ancillary services. Through its network of foreign contacts, CORT also provides such services internationally. Although the relocation business is competitive, it is believed that CORT is well positioned to expand these services due not only to its national presence and liquidity, but also because the business reputation of Berkshire Hathaway gives it entrée to the offices of many prospective customers, and thus a competitive advantage.

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

CORT has approximately 2,740 full-time employees, including 85 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze and other metals, cut these metals to order, and sell them to a wide variety of customers.

The service center business is highly competitive. Precision Steel’s annual sales volume of approximately 15 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume for all shapes of products (flat rolled, bar, wire, structural, plate, tubular steel, etc.) of approximately

50 million tons. Precision Steel competes not only with other service centers but also with mills that supply metal to service centers, original equipment manufacturers and end-users. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by economic cycles and a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.

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

Steel service raw materials are obtained principally from major domestic steel mills. Consolidation and downsizing at the mill level in recent years, combined with generally increasing worldwide demand for certain popular but relatively scarce imported materials, principally the components of stainless steel, have resulted in periods of shortages, chaotically fluctuating availability and prices from the mills, and increased competitive pressures on the steel service business, to which has recently been added the weakening industrial demand resulting from weakening economic conditions. Precision Steel’s service centers continue to focus on the maintenance of extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

The industrial segment businesses are subject to economic cycles and other factors, but are not dependent on a few large customers. The backlog of steel service orders decreased to $4.7 million at December 31, 2008 from $4.9 million at December 31, 2007.

There are 178 full-time employees engaged in the industrial segment businesses, 35% of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

Certain of Wesco’s activities are not identified with any business segment. These include investment activity unrelated to the insurance segment, management of owned commercial real property, a portion of which it is redeveloping, and parent company activities.

Six full-time employees are engaged in the activities of Wesco and MS Property.

AVAILABLE INFORMATION

Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, as well as proxy materials, may be accessed soon after they are electronically filed with the Securities and Exchange Commission (“SEC”), through Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.

Item 1A.	Risk Factors

In addition to the factors affecting specific business operations identified in connection with the description of these operations and their financial results elsewhere in this report, we invite your attention to the considerations and risk factors described below. The risk factors could cause Wesco’s actual results to differ materially from the forward-looking and other statements contained in this report and in the other periodic reports and other filings Wesco makes with the SEC, as well as in news releases, annual reports and other communications that Wesco makes from time to time. It should be noted that there are other risks facing Wesco, and that additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair Wesco’s business operations.

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

Wesco’s investments are unusually concentrated and fair values are subject to loss in value.

Compared to other insurers, Wesco’s insurance subsidiaries keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in Wesco’s shareholders’ equity and under certain circumstances may require the recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a material adverse effect on Wesco’s book value per share. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in Wesco’s equity securities investments, particularly in the fourth quarter of 2008. The aggregate fair value of Wesco’s investments decreased significantly in 2008 and could continue into the future.

Wesco’s subsidiary, Kansas Bankers Surety Company (“KBS”), and therefore, Wesco, is exposed to the possibility of losses from bank failures as KBS exits the line of insurance represented by deposit guarantee bonds which insure specific deposits above Federally insured limits.

Because of recent events in the banking industry, including a number of bank failures, Wesco’s Kansas Bankers Surety Company subsidiary (“KBS”), stopped writing deposit guarantee bonds (“bonds”), which insure specific customer bank deposits above Federal insurance limits, and began in September 2008 to exit this line of insurance as rapidly as feasible.

The aggregate face amount of outstanding bonds has been reduced, from $10.3 billion in September 2008, to $3.5 billion at February 15, 2009, the first date that non-renewals and non-voluntary cancellations became effective. It is believed that few of the institutions KBS insures, principally Midwestern banks, are facing significant risk of failure, but this could change. Because of aggregate limits as well as its purchase of reinsurance to indemnify itself against significant losses, KBS’s exposure to any single bank failure is limited to a maximum of $7.6 million, after income taxes. Nonetheless, a large number of bank failures for whom KBS has deposit guarantee bond exposure could have a material adverse effect on the financial results of KBS and Wesco.

Wesco is dependent for its investment and all other capital allocation decisions on a few key people.

Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, Chairman of the Board of Directors, President and CEO of Wesco, and Vice Chairman of the Board of Directors of Berkshire Hathaway, age 85, in consultation with Warren E. Buffett, Chairman of the Board of Directors and CEO of Berkshire Hathaway, age 78. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a material adverse effect on Wesco. However, Berkshire’s Board of Directors has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its Board continually monitors this matter and could alter its current view in the future. Management believes that the succession plan, together with the outstanding managers running Wesco’s operating units, helps to mitigate this risk.

Wesco’s Wes-FIC subsidiary is dependent upon the Berkshire Insurance Group for its management and personnel, and for opportunities to participate with the Insurance Group in reinsurance contracts representing essentially the entirety of its reinsurance business, as well as a significant portion of its insurance business to date.

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

Wes-FIC participates with members of the Berkshire Insurance Group in certain reinsurance contracts in which significant risk is periodically assumed. The Berkshire Insurance Group has indicated that it believes that it has been and continues to be willing to assume more risk than any other insurer has knowingly assumed.

As described in Item 1, Business, effective January 1, 2008, Wes-FIC entered into a quota-share retrocession agreement with National Indemnity Company (“NICO”), a member of the Berkshire Insurance Group, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re ( the “Swiss Re contract”). This arrangement significantly increased Wes-FIC’s premium volume as well as exposure to large losses, such as hurricanes, and foreign exchange risk, and thus, the potential for increased volatility and losses. In addition, as with all reinsurance arrangements, Wes-FIC does not control the underwriting of the primary insurer and relies on the primary insurer’s reputation and judgment in deciding what underlying risks to insure.

Aside from risks assumed under the Swiss Re contract, Wes-FIC’s reinsurance activities currently in force do not subject it to super-catastrophe risks. However, it has procedures in place for the immediate acceptance of participations in catastrophic excess of loss reinsurance, which could subject it to large amounts of losses from mega-catastrophes such as hurricanes or earthquakes, if offered to it by the Berkshire Insurance Group, so long as the Berkshire Insurance Group participates in such reinsurance activities to a greater degree. The tolerance for significant risks may in certain future periods result in significant losses. This policy may result in a high degree of volatility in Wesco’s periodic reported earnings.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in a high degree of volatility in periodic reported earnings.

In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Wesco believes that loss reserve balances are adequate to cover losses, Wesco will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Wesco’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Wesco’s reserve estimates are large ($215.3 million at December 31, 2008), so adjustments to reserve estimates can have a material effect on periodic reported earnings.

Each of Wesco’s operating businesses faces intense competitive pressures.

Each of Wesco’s operating businesses faces intense competitive pressures within its respective markets. Such competition may come from domestic and international operators. While Wesco’s businesses are managed with the objective of achieving sustainable growth over the long term through developing and strengthening competitive advantages, many factors, including market changes and technology, could erode or impede those competitive advantages or prevent their strengthening. Accordingly, future operating results will depend to some degree on whether the operating units are successful in protecting or enhancing their competitive advantages.

Unfavorable economic conditions could hurt Wesco’s operating businesses.

Wesco’s operating businesses are subject to normal economic cycles affecting the economy in general and the industries in which they operate. To the extent that the current economic recession continues for a prolonged period of time, one or more of Wesco’s significant operations could be materially harmed.

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

CORT carries out its rental, sales and warehouse operations in metropolitan areas in 34 states, the District of Columbia and the U.K. through 178 facilities, of which 17 were owned and the remaining were leased as of December 31, 2008. The leased facilities’ lease terms expire at dates ranging from 2009 to 2021. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of yearend 2008 ranged in size from 1,200 to 10,388 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

MS Property owns a business block in Pasadena, California situated between the city hall and a large shopping mall. The block’s improvements include a nine-story office building that was constructed in 1964 and has approximately 125,000 square feet of rentable area, and a multistory garage with space for 420 vehicles. Of the 125,000 square feet of space in the office building, approximately 5,000 square feet are used by MS Property or leased to Blue Chip or Wesco at market rental rates. The remaining space is almost fully leased to outside parties, including Citibank (the ground floor tenant), law firms and others, under agreements expiring at dates extending to 2017. Adjacent to the building and garage is a parcel on which MS Property is nearing completion of a multi-story, 28-unit, luxury condominium building. MS Property is seeking city approval of its plans, at a later date, to build another multi-story luxury condominium building on a vacant parcel of land it owns in the next block.

MS Property also owns several buildings that are leased to various small businesses in a small shopping center in Southern California.

Wes-FIC’s place of business is the Omaha, Nebraska headquarters office of NICO.

KBS leases 5,100 square feet of office space in a multistory office building in Topeka, Kansas under a lease that expires in 2012.

Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3.	Legal Proceedings

Wesco and its subsidiaries are not involved in any legal proceedings whose ultimate outcomes are expected to be significant to Wesco.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Wesco’s capital stock is listed on the American Stock Exchange (the “AMEX”), now owned and operated by NYSE Euronext, a holding company also owning the New York Stock Exchange.

The following table sets forth quarterly ranges of composite prices for trading of Wesco shares for 2008 and 2007, based on data reported by AMEX through November 2008, and thereafter, by Bloomberg LP, as well as cash dividends paid by Wesco on each outstanding share:

	2008			2007
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$421	$368	$0.385	$501	$433	$0.375
June 30	450	368	0.385	466	385	0.375
September 30	401	352	0.385	413	375	0.375
December 31	372	243	0.385	434	375	0.375

			$1.54			$1.50

There were approximately 400 shareholders of record of Wesco’s capital stock as of the close of business on February 8, 2009. It is estimated that approximately 9,000 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Wesco did not purchase any of its own equity securities during 2008.

Wesco Stock Performance Graph

The following graph compares the value at each subsequent yearend of $100 invested in Wesco capital stock on December 31, 2003 with identical investments in the Standard and Poor’s (“S&P”) 500 Stock Index and the S&P Property-Casualty Insurance Index, assuming reinvestment of dividends.

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

Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2008 consolidated financial statements appearing in Item 8 of this report. (Amounts are in thousands except for amounts per share.)

	December 31,
	2008	2007	2006	2005	2004

Assets:
Cash and cash equivalents	$297,643	$526,722	$1,257,351	$1,194,113	$1,161,163
Investments —
Securities with fixed maturities	28,656	38,600	81,861	74,441	94,299
Marketable equity securities	1,868,293	1,919,425	1,040,550	884,673	759,658
Accounts receivable	57,489	42,841	37,204	39,203	34,809
Receivable from affiliate	133,396	36,671	23,182	14,784	11,198
Rental furniture	217,597	178,297	182,846	187,572	171,983
Goodwill of acquired businesses	277,742	266,607	266,607	266,607	266,607
Other assets	169,879	103,846	80,704	67,118	71,818

Total assets	$3,050,695	$3,113,009	$2,970,305	$2,728,511	$2,571,535

Liabilities:
Insurance losses and loss adjustment expenses —
Affiliated business	$164,424	$39,687	$29,761	$19,697	$14,910
Unaffiliated business	50,844	54,158	48,549	42,283	41,252
Unearned insurance premiums —
Affiliated business	94,544	15,041	14,062	12,301	14,118
Unaffiliated business	13,251	15,225	15,298	16,092	11,223
Deferred furniture rental income and security deposits	17,674	19,947	20,440	22,204	20,358
Accounts payable and accrued expenses	61,145	49,476	48,258	52,587	51,501
Notes payable	40,400	37,200	38,200	42,300	29,225
Income taxes payable, principally deferred	230,657	347,416	355,399	290,615	272,005

Total liabilities	$672,939	$578,150	$569,967	$498,079	$454,592

Shareholders’ equity:
Capital stock and additional paid- in capital	$33,324	$33,324	$33,324	$33,324	$33,324
Accumulated other comprehensive income —
Net unrealized appreciation of investments, net of taxes	154,660	381,017	344,978	256,710	427,690
Foreign currency translation adjustments, net of taxes	(1,897)	—	—	—	—
Retained earnings	2,191,669	2,120,518	2,022,036	1,940,398	1,655,929

Total shareholders’ equity	$2,377,756	$2,534,859	$2,400,338	$2,230,432	$2,116,943

Per capital share	$333.96	$356.03	$337.14	$313.27	$297.33

	Year Ended December 31,
	2008	2007	2006	2005	2004

Revenues:
Furniture rentals	$340,162	$327,671	$324,300	$303,485	$275,378
Sales and service revenues	130,753	129,861	139,058	141,749	139,130
Insurance premiums earned —
Affiliated business	218,094	35,530	32,643	32,450	19,371
Unaffiliated business	19,870	18,881	21,506	17,032	35,218
Dividend and interest income	79,079	90,872	84,504	56,792	36,844
Realized net investment gains	7,006	24,240	—	333,241	—
Other	3,990	3,869	3,716	3,541	3,372

	798,954	630,924	605,727	888,290	509,313

Costs and expenses:
Cost of products and services sold	149,319	143,282	154,218	153,402	146,783
Insurance losses and loss adjustment expenses —
Affiliated business	151,308	24,008	21,401	11,990	(2,251)
Unaffiliated business	20,892	4,269	9,944	9,482	22,209
Insurance underwriting expenses —
Affiliated business	63,156	8,019	7,566	6,611	6,646
Unaffiliated business	7,135	7,284	7,294	6,832	5,458
Selling, general and administrative	300,231	280,728	265,327	262,594	261,434
Interest expense	1,798	2,408	2,711	1,575	799

	693,839	469,998	468,461	452,486	441,078

Income before income taxes and minority interest	105,115	160,926	137,266	435,804	68,235
Income taxes	22,999	51,765	45,233	141,225	20,808

Net income	$82,116	$109,161	$92,033	$294,579	$47,427

Amounts per share:
Net income	$11.53	$15.33	$12.93	$41.37	$6.66
Cash dividends	1.54	1.50	1.46	1.42	1.38

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

In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

OVERVIEW

The principal goal of Wesco’s management is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions, nor do fluctuations in annual net income. To accomplish desired growth, a high priority is placed on the purchases of companies having excellent economic characteristics, run by outstanding managers. Management strives to main high liquidity to ensure that Wesco and its subsidiaries are able to endure unforeseen circumstances, including recessionary economic cycles and periods of significant declines in the trading prices of investments, with a margin of safety, and to invest in common stocks of outstanding publicly traded companies at prices deemed reasonable. In the event that such investments are not available, capital is preserved through investments principally in high-quality cash equivalents and securities of the U.S. Government and its agencies.

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

FINANCIAL CONDITION

Wesco continues to have a strong consolidated balance sheet at December 31, 2008, with high liquidity and relatively little debt. Its equity investments are in strong, well-known companies, although the trading prices of those investments declined significantly subsequent to year end 2007, as explained below. The practice of concentrating in a few issues, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire Hathaway, who consult with respect to Wesco’s investments and major capital allocations. Wesco has no direct investments in subprime loans.

Wesco’s shareholders’ equity at December 31, 2008 was $2.4 billion, ($333.96 per share), down $157.1 million from the $2.5 billion reported at December 31, 2007 ($356.03 per share). During 2008, a series of crises occurred in the U.S. financial and capital markets systems, as well as in the credit and housing markets. These conditions accelerated during the latter half of 2008 and into the fourth quarter in particular, into an economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. Equity and debt markets have seen major declines on a worldwide basis as well, which have negatively impacted the fair value of Wesco’s investments. Wesco carries its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. During 2008, the net after-tax unrealized appreciation in fair value of Wesco’s investments declined by $226.4 million. As a result of further declines in market values of Wesco’s equity securities subsequent to yearend 2008, shareholders’ equity has declined, by $303 million ($42.56 per share) through February 24, 2009.

Because unrealized appreciation or depreciation is recorded based principally upon market quotations, gains or losses ultimately realized upon sale of investments could differ substantially from recorded unrealized appreciation or depreciation. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Notes 1, 2 and 8 to Wesco’s accompanying consolidated financial statements, for additional information on Wesco’s investments.

Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2008 totaled $215.3 million versus $93.8 million at December 31, 2007. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. The agreement is more fully described in Item 1, Business, above.

Wesco’s consolidated borrowings totaled $40.4 million at December 31, 2008 versus $37.2 million at December 31, 2007. These amounts related primarily to a $100 million revolving credit facility used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $142.2 million of operating lease and other contractual obligations at December 31, 2008, versus $138.3 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)

Wes-FIC enjoys Standard & Poor’s Corporation’s highest rating, AAA, with respect to its claims-paying ability.

RESULTS OF OPERATIONS

Wesco’s consolidated net income has fluctuated from year to year, often significantly, as a result of the realization of gains on investments. The amount, if any, of realized gain or loss in any year has no predictive value and variations in amount from year to year have no practical analytical value. Realized gains amounted to $7.0 million ($4.6 million, after taxes) for 2008 and $24.2 million ($15.8 million, after income taxes) for 2007. No gains or losses were realized in 2006.

Wesco’s reportable business segments are organized in a manner that reflects how Wesco’s top management views those business activities. Wesco’s management views insurance businesses as possessing two distinct operations — underwriting and investing, and believes that “underwriting gain or loss” is an important measure of their financial performance. Underwriting gain or loss represents the simple arithmetic difference between the following line items appearing on the consolidated statement of income: (1) insurance premiums earned, less (2) insurance losses and loss adjustment expenses, and insurance underwriting expenses. Management’s goal is to generate underwriting gains over the long term. Underwriting decisions are the responsibility of the unit managers; investing is the responsibility of Charles T. Munger in consultation with Warren E. Buffett, subject to ultimate approval by Wesco’s Board of Directors. Accordingly, underwriting results are evaluated without allocation of investment income.

Wesco’s consolidated 2008 net income, excluding realized investment gains, decreased by $15.8 million for the year, due mainly to (1) hurricane losses and expenses of $8.8 million, after taxes, recorded in the third quarter of 2008 in connection with Wes-FIC’s Swiss Re contract, (2) bank deposit insurance losses of $4.7 million, after taxes, incurred by Kansas Bankers Surety Company in the third quarter of 2008, before its decision to exit this line of insurance, essentially over the next 12 months, and (3) increased operating expenses of the furniture rental business due principally to the expansion of its rental relocation services and the initiation of operations in the United Kingdom.

The operations of Wesco’s subsidiaries have also been impacted generally by the weakening economic conditions, which Berkshire and Wesco management believe will likely persist through 2009 and into 2010 before meaningful improvements become evident. Wesco’s subsidiaries will continue to take cost reduction actions in response to the current economic situation, including reducing capital expenditures and operating expenses, to partially compensate for the declines in demand for their goods and services. Wesco has historically attempted to manage its financial condition such that it can weather cyclical economic conditions. Management believes that the economic franchises of Wesco’s business operations will remain intact and that operating results will ultimately return to more normal historic levels.

The consolidated data in the second table in Item 6, above, are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net investment gains, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,
	2008	2007	2006

Insurance segment:
Underwriting	$(2,942)	$7,040	$5,164
Investment income	64,274	65,207	58,528
Furniture rental segment	15,744	20,316	26,884
Industrial segment	842	915	1,211
Nonsegment items other than investment gains	(356)	(73)	246
Realized investment gains	4,554	15,756	—

Consolidated net income	$82,116	$109,161	$92,033

In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed.

Insurance Segment

Wesco engages principally in reinsurance of property and casualty risks through Wesco-Financial Insurance Company (“Wes-FIC”). It also engages in primary insurance through The Kansas Bankers Surety Company (“KBS”). Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire Hathaway, Wesco’s ultimate parent company. In reinsurance activities, defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities are assumed. In primary insurance activities, defined portions of the risks of loss from persons or organizations that are directly subject to the risks are assumed. For purposes of the following discussion, the results have been disaggregated between reinsurance and primary insurance activities. Following is a summary of the insurance segment’s underwriting activities. (Amounts are in thousands.)

	Year Ended December 31,
	2008	2007	2006

Insurance premiums written —
Reinsurance	$298,622	$35,346	$35,710
Primary	17,850	19,493	19,800

Total	$316,472	$54,839	$55,510

Insurance premiums earned —
Reinsurance	$217,584	$34,998	$33,323
Primary	20,380	19,413	20,826

Total	237,964	54,411	54,149
Insurance losses, loss adjustment expenses and underwriting expenses	242,491	43,580	46,205
Underwriting gain (loss), before income taxes —
Reinsurance	(2,162)	2,158	2,538
Primary	(2,365)	8,673	5,406

Total	(4,527)	10,831	7,944
Income taxes	(1,585)	3,791	2,780

Underwriting gain (loss)	$(2,942)	$7,040	$5,164

Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses are expected to be reported 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of its, as well as Wes-FIC’s management’s, assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag will typically be substantially offset by corresponding increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process.

Written and earned reinsurance premiums for 2008 increased by $263.3 million (745%) and $183.6 million (522%), over the respective 2007 figures, as a result of the inception of the Swiss Re contract at the beginning of 2008. Written and earned premiums assumed under the Swiss Re contract were $265.2 million and $183.2 million, respectively. Actual premiums assumed over the remainder of the five-year period could vary significantly depending on Swiss Re’s response to market conditions and opportunities that arise over the contract term. For 2008, written aviation-related reinsurance premiums decreased by $2.0 million (5.9%), and earned aviation-related premiums decreased by $0.6 million (1.7%), from those of 2007. For 2007, written aviation-related premiums decreased by $0.4 million (1.0%), but earned aviation-related reinsurance premiums increased by $1.7 million, over the corresponding 2006 figures, despite a 33.3% increase in the level by which Wes-FIC participated in the hull and liability pools in 2007. As competition in the aviation risk market has intensified in recent years, the pool manager has continued to exercise underwriting discipline by not writing policies where pricing has been deemed inadequate with respect to risks assumed. Thus, aviation-related reinsurance premiums written by the pool manager have declined overall for each of the past several years.

Written primary insurance premiums decreased by $1.6 million (8.4%) for 2008 and by $0.3 million for 2007, from the corresponding prior year figures. Earned primary insurance premiums increased by $1.0 million (5.0%) for 2008 but decreased by $1.4 million (6.8%) for 2007, as compared with the corresponding prior year figures. These fluctuations related mainly to KBS’s bank deposit guarantee bonds, which insure deposits above FDIC limits for specific customers of mainly Midwestern banks. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of business than previously. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. The aggregate face amount of outstanding bonds has been reduced, from $9.7 billion at September 30, 2008, insuring 1,671 separate institutions, to $5.8 billion at December 31, 2008, and to $3.4 billion at February 15, 2009, insuring 796 institutions, the first date that non-renewals and non-voluntary cancellations became effective. Management believes that few of those institutions are facing a significant risk of failure, and through policy limits and reinsurance, KBS has effectively limited its exposure per bank (or group of affiliated banks) to $7.6 million, after taxes. Nonetheless, a large number of bank failures for which KBS has deposit guarantee bond exposure could have a material adverse effect on the financial results of KBS and Wesco. Because net premiums earned on bank deposit guarantee bonds accounted for 47% of KBS’s primary insurance volume for 2008, primary insurance premiums are expected to significantly decrease in future periods.

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

Reinsurance generated an underwriting loss of $2.2 million, before taxes, for 2008, due to the inclusion in that figure of the pre-tax underwriting loss of $5.4 million generated by the Swiss Re contract. During the third quarter of 2008, Hurricanes Gustav and Ike struck the Caribbean and the Gulf coast region of the Unites States, producing large catastrophe losses for the property-casualty insurance industry. Management presently estimates that Wes-FIC’s share of Swiss Re’s losses from these events was $13.5 million, before taxes, although the final figure could vary significantly as additional information becomes known. The loss estimate was based on management’s assessment of publicly available information.

Underwriting gains from the aviation-related contracts were $3.2 million, $2.2 million and $2.5 million, before taxes, for 2008, 2007 and 2006, representing combined ratios of 90.8%, 93.9% and 94.0%, all of which management considers to have been favorable. These figures reflect the detrimental effects of increasingly competitive pressures, which have resulted in the ongoing softening of prices, in terms of premiums charged for risks assumed, throughout those years. Underwriting results fluctuate from period to period. The severity component of aviation-related losses tends to be volatile, especially with respect to losses incurred during a single reporting period. Had it not been for net favorable reserve development of $4.2 million in 2008 and $3.2 million in 2007, essentially all of which related to the aviation-related contracts, reinsurance activities would have generated underwriting losses of $0.8 million ($.05 million, after taxes) for 2008 and $1.3 million ($0.8 million, after taxes) for 2007. The underwriting results for 2006 included net unfavorable reserve development of $0.4 million ($.03 million, after taxes), comprised of unfavorable development of $1.7 million attributable to the aviation-related contracts, partially offset by $1.3 million of favorable development for a contract whose coverage period ended in 1989.

Combined ratios from primary insurance were 111.6%, 55.1% and 73.8% for 2008, 2007 and 2006. KBS’s combined ratios have typically been very favorable. In 2008, however, pre-tax underwriting results deteriorated by $11.0 million from those of 2007 due principally to the establishment of loss reserves with respect to three large claims, principally one for $6.9 million, net of reinsurance, ($4.5 million, after taxes) resulting from the FDIC’s seizure of a bank, a portion of whose deposits were insured by KBS. KBS management estimates that it is possible, but not certain, that a portion of that loss may eventually be recovered as the FDIC liquidates the bank’s assets and distributes funds to the bank’s creditors and owners of deposits in excess of FDIC limits, including KBS. Recoveries, if any, will be recorded when received. As noted above, KBS has stopped writing coverage for excess bank deposits and is taking steps to lessen its exposure to losses from bank failures, as rapidly as feasible.

Underwriting results from primary insurance for 2008 also reflect $0.4 million of unfavorable loss development, an amount not considered significant. In 2007, pre-tax underwriting results improved by $3.3 million ($2.1 million, after taxes) and included net favorable reserve development of $3.6 million ($2.3 million, after taxes) associated with estimates of losses recorded in several previous years, most notably, the reversal of a $1.9 million estimated loss recorded in 2005, following a court decision. Underwriting results for 2006 included net unfavorable loss development of $0.2 million ($0.1 million, after taxes), an amount not considered significant.

It should be noted that the profitability of a reinsurance or insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period. As noted above, because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of one of KBS’s products, deposit guarantee bonds, than previously. As KBS exits this line of insurance, its loss exposure is declining rapidly. No other trends have been identified which directly relate to losses, other than the effects from increasing competition, causing declining premium rates, fluctuations in exchange rates of foreign currencies relative to the U.S. dollar, which will affect the underwriting results under the Swiss Re contract, and the weakening economy, which might result in a decrease in the demand for insurance overall. Losses incurred by Wesco’s insurance segment, by their very nature, occur unexpectedly and fluctuate from period to period in both frequency and magnitude. Wesco’s insurers cede minimal amounts of their direct business, and as a result underwriting results may be volatile.

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

Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Year Ended December 31,
	2008	2007	2006

Investment income, before taxes	$84,920	$89,716	$83,441
Income taxes	20,646	24,509	24,913

Investment income, after taxes	$64,274	$65,207	$58,528

Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses — which increased in 2008, and is expected to continue to increase, as a result of Wes-FIC’s entry into the Swiss Re contract). Wes-FIC has redeployed approximately $1 billion, net, of amounts previously invested in cash equivalents and fixed maturity investments, into marketable equity securities since the latter part of 2007. In addition, interest rates earned on cash-equivalent investments have steadily declined since the latter part of 2007. Thus, pre-tax dividend income earned by the insurance segment increased — by $33.0 million — and, interest income decreased — by $37.8 million — for 2008, as compared with the corresponding 2007 figures. The $6.3 million (7.5%) increase in pre-tax investment income for 2007 reflected a $11.7 million increase in dividend income, attributable principally to the investment of $801.7 million, net, in equity securities in the latter part of 2007, partially offset by a decline in interest income resulting mainly from the use of interest-bearing cash equivalents and fixed-maturity investments for the purchase of the equity securities.

Wesco continues to seek to invest in the purchase of businesses and in long-term equity holdings.

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

Reference is made to the table of contractual obligations appearing on page 32.

Furniture Rental Segment

Following is a summary of the results of operations of CORT Business Services Corporation (“CORT”), Wesco’s furniture rental segment. (Amounts are in thousands.)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Furniture rentals	$340,162	$327,671	$324,300
Furniture sales	61,800	61,704	69,551
Service fees	8,081	6,795	6,454

	410,043	396,170	400,305

Cost of rentals, sales and fees	97,997	91,407	101,605
Selling, general and administrative expenses	287,498	268,469	252,657
Interest expense	1,798	2,408	2,711

	387,293	362,284	356,973

Income before income taxes	22,750	33,886	43,332
Income taxes	7,006	13,570	16,448

Segment net income	$15,744	$20,316	$26,884

Furniture rental revenues for 2008 increased $12.5 million (3.8%) from those of 2007, after increasing $3.4 million (1.0%) for 2007 from those of 2006. Excluding rental revenues from trade shows and locations not in operation throughout each year, rental revenues for 2008 decreased 2.7% from those of 2007, following a decrease of approximately 0.6% in the preceding year. The number of furniture leases outstanding at yearend 2008, excluding leases acquired from Aaron Rents, Inc. (“Aaron” — discussed in Item 1, Business), declined 8.3% during 2008, after having declined by 5.7% in 2007, from those of the previous year, following a trend that was established late in 2006. Growth in the furniture rental business is closely tied to periods of economic expansion, and in this recent period of economic contraction CORT has relied principally on price increases, an increase in tradeshow demand, and acquisitions for its revenue growth.

Furniture sales revenues for 2008 were relatively unchanged from those of 2007, following a decrease of $7.8 million (11.3%) in 2007 from those of 2006. The decreases from the level attained in 2006 are believed to be attributed principally to the continued softening of the housing market that has contributed to an industry-wide decline in retail furniture sales.

Service fees for 2008 increased $1.3 million (18.9%) from those of 2007, after increasing $0.3 million (5.3%) in 2007 from those of 2006. Traditionally, the furniture rental segment has concentrated the marketing efforts of its relocation services towards individual residential customers. Late in 2006, CORT began a new initiative to expand the variety of its relocation services, and it redirected the thrust of this activity toward providing these services to corporate relocation departments for their relocating employees in need of temporary or longer-term housing. Service fee revenues remain disappointing.

Cost of rentals, sales and fees amounted to 23.9% of revenues for 2008, versus 23.1% for 2007, and 25.4% for 2006. Costs as a percentage of revenues increased in 2008 primarily due to higher depreciation expense on recently acquired rental furniture and an increase in inventory write-offs related to an effort to improve the overall quality of the rental furniture inventory. The decrease in costs as a percentage of revenues for 2007 was due principally to improvements in revenue mix, with a larger percentage of revenue in 2007 attributable to furniture rentals, which has a higher margin than furniture sales.

Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $289.3 million for 2008, up 6.8% from the $270.9 million incurred for 2007, following an increase of 6.0% from the $255.4 million incurred for 2006. The increase in operating expenses for 2008 was due principally to the incremental costs associated with the business acquisitions in 2008 and the costs associated with the business growth initiatives in rental relocation services, the latter of which was the principal cause of the increase in operating expenses for 2007. In light of the weakening economic environment, management is aggressively seeking to reduce operating expenses.

Income before income taxes for the furniture rental segment amounted to $22.8 million in 2008, versus $33.9 million in 2007, and $43.3 million in 2006. The 32.9% and 21.7% decreases in pre-tax operating results for 2008 and 2007, respectively, were principally attributable to the significant increases in year-to-year operating expenses.

Industrial Segment

Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,
	2008	2007	2006

Revenues, principally sales and services	$60,872	$61,361	$63,053

Cost of sales and services	51,323	51,875	52,613
Selling, general and administrative expenses	7,948	7,968	8,522

	59,271	59,843	61,135

Income before income taxes	1,601	1,518	1,918
Income taxes	759	603	707

Segment net income	$842	$915	$1,211

The operations of the industrial segment have suffered a variety of ongoing difficulties for a number of years, including periodic economic downturns, a shift of production by many customers from domestic to overseas facilities, resulting in a decline in the number of orders placed and a trend towards smaller-sized orders, unprecedented ability of the major steel producers in recent years to raise prices and establish minimum order quantities following consolidation in the industry, periods of intensified competitive pressures for product from suppliers, and intensifying competitive pressures among service centers for remaining domestic business.

The severity of the impact of the foregoing factors on Wesco’s industrial segment is demonstrated by the significant decline in sales volume, in terms of pounds sold, from an average of 68 million pounds annually over the three-year period of 1998 through 2000, to an average of 39 million pounds annually over the most recent three-year period. Average industrial segment revenues have not declined as significantly, principally because customers have generally accepted higher-but-competitive prices as Wesco’s industrial segment has struggled to maintain its margins.

Demand slowed during 2007 as customers became increasingly resistant to higher prices, especially for stainless steel products, whose prices had increased in one year by approximately 40% due to shortages and mill surcharges. Industrial segment revenues for 2007 decreased by $1.7 million (2.7%) from those of 2006. Excluding from 2006 revenues $0.8 million attributed to an extraordinarily large sale of toolroom supplies to a single customer, revenues for 2007 decreased by $0.8 million (1.3%) as compared with those of 2006. Sales volume, in terms or pounds sold, decreased by approximately 14%.

The year 2008 started out well. Industrial segment revenues for the first six months were up $0.9 million; volume, in terms of pounds sold, was up by 6.0%, as compared with figures for the first six months of 2007. In the third quarter of 2008, revenues continued to increase; however, volume, in terms of pounds sold, gave up approximately half of the improvement that had been reported one quarter earlier, possibly because of softening economic conditions. In the fourth quarter, revenues and pounds sold declined at an accelerating pace. For the calendar year 2008, sales revenues were down by $0.5 million (0.6%), and volume, in terms of pounds sold in the fourth quarter of 2008, was down by 6.2% from sales volume of the corresponding 2007 quarter, to 6.2 million pounds for the fourth quarter.

Segment income before income taxes and net income have remained relatively unchanged for each of the past three years, reflecting principally (1) the industrial segment’s ongoing efforts to maintain the steadiness of its cost of sales, determined on the LIFO (last-in, first-out) basis, which, in terms of LIFO cost percentages relative to revenues, were 84.3%, 84.5% and 83.4%, for 2008, 2007 and 2006, and (2) the detrimental effect of an increase in the provision by $0.5 million in 2006 and the beneficial effect of a decrease in the provision by $0.3 million in 2008, for the ultimate cost of the ongoing environmental matter discussed in Note 10 to the accompanying consolidated financial statements. These adjustments increased (decreased) after-tax segment income by $0.2 million for 2008 and by ($0.3 million) for 2006.

Unrelated to Business Segment Operations

Realized gains and losses on Wesco’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly. Amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at fair value, and unrealized gains and losses are reflected, net of deferred income tax effect, in the unrealized appreciation component of other comprehensive income, in its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering events, they are credited or charged to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — essentially only a transfer from net unrealized appreciation to retained earnings. Wesco’s consolidated earnings contained net realized investment gains, after taxes, of $4.6 million for 2008 and $15.8 million for 2007; no gains or losses were realized in 2006.

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

* * * *

Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future results in that they are subject to significant variations in amount and timing of (1) participations in reinsurance contracts with members of the Berkshire Insurance Group, such as the quota-share arrangement with NICO described in Item 1, Business, which is expected to significantly increase the business of the insurance segment for a five-year period beginning in 2008, (2) investment gains and losses, or (3) unusual nonoperating items. In addition, consolidated revenues, expenses and net income are subject to external conditions, such as terrorist activity, and changes in the economy.

Wesco is not presently suffering from inflation, but each of its business operations has potential exposure. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of expenditures. Precision Steel’s businesses are competitive and operate on tight gross profit margins, making their earnings susceptible to inflationary and deflationary cost changes; the impact, though not material in relation to Wesco’s consolidated net income, may be significant to that of the industrial segment, due particularly to the segment’s use of LIFO inventory accounting. As we head into a very difficult economic period, management will continue to exercise judgment in all aspects of Wesco’s operations, with the goal of maximizing shareholder value over the long term.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Neither Wesco nor any of its subsidiaries has off-balance sheet arrangements other than the unrecorded contractual obligations discussed below. Nor do they have any insurance obligations for which estimated provisions have not been made in the accompanying consolidated financial statements.

Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain obligations, such as notes payable, accrued interest, and unpaid insurance losses and loss adjustment expenses, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations as of December 31, 2008 follows. (Amounts are in thousands.)

		Payments Due
	Total	2009	2010-2011	2012-2013	Thereafter

Notes payable, including interest	$40,765	$40,493	$36	$236	$—
Operating lease obligations	122,517	30,449	46,932	24,699	20,437
Payment of insurance losses and loss adjustment expenses*	215,268	55,396	76,241	51,138	32,493
Purchase obligations, other than for capital expenditures	13,095	12,244	851	—	—
Purchase obligations for capital expenditures**	784	784	—	—	—
Other, principally deferred compensation	5,797	866	78	176	4,677

Totals	$398,226	$140,232	$124,138	$76,249	$57,607

*	Amounts and timing of payments are significantly dependent on estimates. See Critical Accounting Policies and Practices below.

**	Principally, construction costs of MS Property’s luxury condominium development.

During 2008, credit markets became increasingly restricted as a consequence of the ongoing worldwide credit crisis. As a result, the availability of credit to corporations has declined significantly and interest rates for new issues increased relative to government obligations, even for companies with strong credit histories and capital to withstand these conditions. Management believes that Wesco currently maintains ample liquidity to cover its contractual obligations and provide for contingent liquidity needs.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of written and earned premiums and unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due both to the necessity of estimating information with respect to certain reinsurance contracts where reports from ceding companies for quarterly reporting periods are not contractually due until after the balance sheet date, as well as the inherent uncertainty in estimating ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.

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

Wesco carries its investments on its consolidated balance sheet at fair value. Fair value is defined under Statement of Financial Accounting Standards, promulgated by the Financial Accounting Standards Board (“SFAS 157”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard establishes a framework for measuring fair value based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:

Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are considered in fair value determinations of the assets or liabilities.

Level 3 inputs are unobservable inputs, based on management’s assumptions, that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Notes 2 and 8 to Wesco’s consolidated financial statements for additional information as to Wesco’s investments.

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

Revenue Recognition

Insurance premiums are stated net of amounts ceded to reinsurers and are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Premiums are estimated with respect to certain reinsurance contracts written during the period where reports from ceding companies for the period are not contractually due until well after the balance sheet date. Unearned insurance premiums are deferred in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned.

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

Losses and Loss Adjustment Expenses

Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“case reserves”); and reserve development on reported claims as well as estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant estimates for these claims and includes estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.

Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, claims, at each balance sheet date, are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date.

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

Following are summaries of Wesco’s consolidated liabilities for unpaid insurance losses and loss adjustment expenses and related reinsurance recoverables reflected in the Consolidated Balance Sheet. Wesco does not discount the amounts for time value, regardless of the length of the estimated claim tail. Amounts are in thousands.

	December 31,		December 31,
	2008		2007

Case reserves	$61,757		$58,160
IBNR reserves	153,511		35,685

Gross liability before ceded reinsurance	215,268		93,845
Ceded reserves	(17,914	)*	(23,502	)*

Net reserves	$197,354		$70,343

*	Represents principally, Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

Following is a breakdown of Wesco’s consolidated liabilities for unpaid insurance losses and loss adjustment expenses and related reinsurance recoverables reflected in the Consolidated Balance Sheet. Amounts are in thousands.

	Gross Unpaid Losses		Net Unpaid Losses*
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2008	2007

Swiss Re contract	$127,215	$—	$127,215	$—
Other reinsurance, principally aviation-related	73,356	74,925	55,442	51,823
KBS primary	14,697	18,920	14,697	18,520

Total	$215,268	$93,845	$197,354	$70,343

*	Net of reinsurance recoverable, and before foreign currency translation effects.

Included in other reinsurance losses in the foregoing table are $5.1 million at yearend 2008 and $5.3 million at yearend 2007, representing non-aviation reinsurance reserve amounts at those dates, consisting mainly of IBNR reserves relating to a quota-share contract that has been in runoff for more than 10 years, under which Wes-FIC continues to make loss payments. Such amounts reflected loss estimates reported by the ceding companies and additional IBNR reserves estimates by Wes-FIC management, which were mainly a function of reported losses from ceding companies, anticipated loss ratios for the contract period, and management’s judgment as to the loss reserving adequacy of the ceding companies. There is no reinsurance recoverable with respect to these reserves.

The techniques and processes employed in estimating loss reserves are differentiated between reinsurance and primary insurance.

Reinsurance — Historically, Wes-FIC’s property and casualty loss reserves derive from individual risk, multi-line and catastrophe reinsurance policies. In 2008, Wes-FIC entered into a retrocession agreement with National Indemnity Company, (“NICO”), a wholly owned insurance subsidiary of its parent company, Berkshire Hathaway Inc., to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over a five-year period beginning in 2008, on the same terms as NICO’s agreement with Swiss Re. Other Wes-FIC reinsurance activities in recent years have consisted almost exclusively of participations in aviation-related pools that are underwritten and managed by a wholly owned indirect subsidiary of Berkshire Hathaway.

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

Wes-FIC management is represented at regular meetings and presentations held by the aviation pools’ manager, and Wesco believes that Wes-FIC is able to closely monitor and assess the pools’ manager’s judgments concerning reserves.

Wes-FIC’s estimates of losses and loss adjustment expenses under the Swiss Re contract are derived from Swiss Re’s quarterly reports to NICO on a quarterly-lag basis, plus NICO’s and Wes-FIC’s managements’ estimates of underwriting results for the current quarter, which reflect their assessments of publicly available information and prevailing market conditions. As Swiss Re’s business underlying the contract is predominately reinsurance, Swiss Re’s quarterly reports are affected by the estimation processes of its management, which are believed to be similar to those underlying Wes-FIC’s other reinsurance contracts. In addition, inasmuch as more than half of the business assumed under the Swiss Re contract is denominated with NICO in currencies other than United States dollars, significant portions of assumed losses are also subject to foreign exchange risks relative to United States dollars. Thus, the foreign exchange risk adds greater uncertainty to the underwriting results estimated by management than the uncertainty relating to the other property-casualty insurance and reinsurance contracts in which Wes-FIC participates. Wesco and Wes- FIC managements understand and accept the greater uncertainty under the Swiss Re contract as a business risk compensated by management’s judgment of the expected profitability of the assumed business.

Primary insurance — Loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS, which primarily provides specialty coverages for financial institutions. Reserve amounts are comprised of case estimates and estimates of IBNR reserves, which approximated $7 million at both yearends of 2008 and 2007. Because of the relatively low number (or frequency) of losses and potential for higher severity (or amount per claim), KBS management is familiar with and closely monitors each claim. Losses generally are expected to have a relatively short reporting and claim tail due to the nature of the claims. KBS provides crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, Internet banking privacy liability insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity. KBS has also offered deposit guarantee bonds which insure bank deposits in excess of federally insured limits (“bonds”), and, until recently, accounted for approximately half of its $20 million of annual premium volume. Because of recent events in the banking industry, including a number of bank failures, management is less confident in the long-term profitability of this line of insurance than previously. KBS’s customer base consists principally of small Midwestern banks, few of which are believed to be subject to significant risk of failure. However, in the third quarter of 2008 one of its customer banks failed, resulting in a loss to KBS, and thus, to Wesco, of $4.5 million, after taxes. In September 2008, KBS notified customers of its decision to exit this line of insurance as rapidly as feasible.

As a result of KBS management’s intimate knowledge as to its claims, reserves are developed primarily from case estimates, reducing the need for extended actuarial studies and broad estimates of IBNR of the nature typically performed by large primary insurers whose business volume requires such procedures for the development of their loss data. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.

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

Wesco’s consolidated balance sheet contains substantial liquidity as well as substantial amounts of investments whose estimated fair (carrying) values are subject to market risks. Its fixed-maturity investments are backed by the U.S. Government and its agencies. Values of marketable equity securities are subject to fluctuations in their stock market prices, and values of securities with fixed maturities are subject to changes in interest rate levels. Apart from investments, the consolidated balance sheet at December 31, 2008 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.

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

The carrying values of investments subject to equity price risks are based on quoted market prices. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in Wesco’s equity securities, particularly in the fourth quarter. Fluctuation in the market price of a security may also result from actual or perceived changes in the underlying economic characteristics of the investee and the relative prices of alternative investments. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

Wesco’s consolidated balance sheet at December 31, 2008 contained $1.868 billion of marketable equity securities stated at market value, down from $1.919 billion one year earlier. The $51 million decrease occurred in spite of Wesco’s investment of $289 million net, in equity securities during the year. The concentration existing in Wesco’s equity securities portfolio exposes it to more significant market price fluctuations than might be the case were Wesco’s investments more diversified. This exposure to fluctuations is further exacerbated by the large amount invested in companies engaged in the banking industry, inasmuch as trading prices of financial institutions’ shares have been more severely impacted in recent months than have general trading prices, due significantly to the ongoing liquidity crisis as well as the deterioration of assets and earnings reported by the industry. (At December 31, 2008, five investments, whose carrying value aggregated $1.6 billion, comprised 86% of the carrying value of the Company’s equity securities portfolio. These five were common stocks of Wells Fargo & Company, USBancorp, The Procter & Gamble Company, The Coca-Cola Company and Kraft Foods Incorporated, of which the first two are in the banking industry and the latter three have significant global operations and thus are subject to changes in foreign currency exchange rates.)

The following table summarizes Wesco’s equity price risks as of December 31, 2008 and 2007. It shows the effects of a hypothetical 50% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2008		December 31, 2007
	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$1,868,293	$1,868,293	$1,919,425	$1,919,425
Hypothetical	2,802,440	934,147	2,879,137	959,712
Shareholders’ equity —
As recorded	2,377,756	2,377,756	2,534,859	2,534,859
Hypothetical	2,984,951	1,770,561	3,158,672	1,911,046

The 50% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

After yearend 2008, through February 24, 2009, the market values of Wesco’s marketable equity securities declined, by $303 million, after deferred taxes, resulting in an after-tax decrease in Wesco’s shareholders’ equity by $43 per share. In addition, market price volatility, which increased significantly throughout 2008, could continue into the future.

INTEREST RATE RISK

Wesco’s consolidated balance sheet at December 31, 2008 contained $298 million of cash and cash equivalents and $29 million of securities with fixed maturities stated at fair value, versus $527 million of cash and cash equivalents and $39 million of securities with fixed maturities one year earlier. Consequently, market value risks with respect to interest-rate movements or other factors as of December 31, 2008 are not considered significant.

The fair values of Wesco’s fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Fair values of Wesco’s investments may also be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Wesco, as a matter of practice, invests only in fixed-maturity securities of the highest quality. As of yearend 2008, its fixed-maturity investments consisted of securities of the U.S. Treasury and of agencies of the U.S. Government.

FOREIGN CURRENCY RISK

In years prior to 2008 Wesco’s foreign currency risk was limited essentially to that of its investees, as it had and continues to have significant amounts invested in major international companies, such as the Coca-Cola Company, that have significant foreign business and foreign currency risks of their own. Wesco’s participation in the Swiss Re contract beginning in 2008 has subjected Wesco to an increasing amount of foreign currency risk inasmuch as more than half of the business assumed by NICO under the contract is denominated in currencies other than U.S. dollars. In addition, CORT’s new U.K.-based subsidiary also subjects Wesco to foreign currency risk, although the volume of business conducted in the U.K. has not become significant.

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

Item 8.	Financial Statements and Supplementary Data

Following is an index to financial statements and related schedules of Wesco appearing in this report:

Financial Statements	Page Number(s)

Report of independent registered public accounting firm	42-43
Consolidated balance sheet — December 31, 2008 and 2007	44
Consolidated statement of income — years ended December 31, 2008, 2007 and 2006	45
Consolidated statement of cash flows — years ended December 31, 2008, 2007 and 2006	46
Consolidated statement of changes in shareholders’ equity and comprehensive income — years ended December 31, 2008, 2007 and 2006	47
Notes to consolidated financial statements	48-60

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

Financial Statement Schedule	Schedule Number	Page Number(s)

Condensed financial information of Wesco —
December 31, 2008 and 2007, and years ended December 31, 2008, 2007 and 2006	I	61-62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable, as there were no such changes or disagreements.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13A-5(f) under the Exchange Act. The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2008.

Wesco’s independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2008. Their report begins on Page 42.

WESCO FINANCIAL CORPORATION

Pasadena, California
February 25, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 6, 2009 (the “2009 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2009 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Executive Officers,” “Director Compensation,” “Corporate Governance” and “Compensation Discussion and Analysis” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section “Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.

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

31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2008. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board and President (principal executive officer)	February 25, 2009
By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	February 25, 2009

/s/ Robert E. Denham
Robert E. Denham Director	February 25, 2009

/s/ Robert T. Flaherty
Robert T. Flaherty Director	February 25, 2009

/s/ Peter D. Kaufman
Peter D. Kaufman Director	February 25, 2009

/s/ Charles T. Munger
Charles T. Munger Director	February 25, 2009

/s/ Elizabeth Caspers Peters
Elizabeth Caspers Peters Director	February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California

We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying

Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wesco Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Omaha, Nebraska
February 25, 2009

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$297,643	$526,722
Investments:
Securities with fixed maturities	28,656	38,600
Marketable equity securities	1,868,293	1,919,425
Accounts receivable	57,489	42,841
Receivable from affiliates	133,396	36,671
Rental Furniture	217,597	178,297
Goodwill of acquired businesses	277,742	266,607
Other assets	169,879	103,846

	$3,050,695	$3,113,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses —
Affiliated business	$164,424	$39,687
Unaffiliated business	50,844	54,158
Unearned insurance premiums —
Affiliated business	94,544	15,041
Unaffiliated business	13,251	15,225
Deferred furniture rental income and security deposits	17,674	19,947
Accounts payable and accrued expenses	61,145	49,476
Notes payable	40,400	37,200
Income taxes payable, principally deferred	230,657	347,416

	672,939	578,150

Shareholders’ equity:
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Accumulated other comprehensive income	152,763	381,017
Retained earnings	2,191,669	2,120,518

Total shareholders’ equity	2,377,756	2,534,859

	$3,050,695	$3,113,009

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Furniture rentals	$340,162	$327,671	$324,300
Sales and service revenues	130,753	129,861	139,058
Insurance premiums earned —
Affiliated business	218,094	35,530	32,643
Unaffiliated business	19,870	18,881	21,506
Dividend and interest income	79,079	90,872	84,504
Realized investment gains	7,006	24,240	—
Other	3,990	3,869	3,716

	798,954	630,924	605,727

Costs and expenses:
Cost of products and services sold	149,319	143,282	154,218
Insurance losses and loss adjustment expenses —
Affiliated business	151,308	24,008	21,401
Unaffiliated business	20,892	4,269	9,944
Insurance underwriting expenses —
Affiliated business	63,156	8,019	7,566
Unaffiliated business	7,135	7,284	7,294
Selling, general and administrative expenses	300,231	280,728	265,327
Interest expense	1,798	2,408	2,711

	693,839	469,998	468,461

Income before income taxes	105,115	160,926	137,266
Income taxes	22,999	51,765	45,233

Net income	$82,116	$109,161	$92,033

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$11.53	$15.33	$12.93
Cash dividends	1.54	1.50	1.46

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$82,116	$109,161	$92,033
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(22,447)	(22,678)	(25,468)
Investment gains	(7,006)	(24,240)	—
Depreciation and amortization	49,574	41,515	41,732
Change in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	124,737	9,926	10,064
Unaffiliated business	(3,314)	5,609	6,266
Change in unearned insurance premiums —
Affiliated business	79,503	979	1,761
Unaffiliated business	(1,974)	(73)	(794)
Change in receivable from affiliates	(96,725)	(13,489)	(8,398)
Change in income taxes payable	4,953	(27,075)	17,014
Other, net	(16,767)	2,724	(1,743)

Net cash flows from operating activities	192,650	82,359	132,467

Cash flows from investing activities:
Purchases of securities with fixed maturities	—	(29,106)	(42,804)
Purchases of equity securities	(349,071)	(826,826)	(18,856)
Purchases of rental furniture	(74,572)	(73,809)	(80,151)
Proceeds from redemptions and maturities of securities with fixed maturities	7,402	74,195	34,465
Proceeds from sales of rental furniture	61,800	61,704	70,189
Proceeds from sales of equity securities	60,203	25,126	—
Additions to condominium construction in process	(28,510)	(26,059)	(14,905)
Acquisitions of businesses, net of cash acquired	(81,428)	—	—
Other, net	(8,863)	(6,534)	(2,672)

Net cash flows from investing activities	(413,039)	(801,309)	(54,734)

Cash flows from financing activities:
Borrowings (repayments), net, under revolving credit facility	3,200	(1,000)	(4,100)
Payment of cash dividends	(10,965)	(10,679)	(10,395)

Net cash flows from financing activities	(7,765)	(11,679)	(14,495)

Effect of foreign currency exchange rate changes	(925)	—	—

Increase (decrease) in cash and cash equivalents	(229,079)	(730,629)	63,238
Cash and cash equivalents — beginning of year	526,722	1,257,351	1,194,113

Cash and cash equivalents — end of year	$297,643	$526,722	$1,257,351

Supplementary disclosures
Interest paid during year	$1,744	$2,309	$2,589
Income taxes paid, net, during year	17,960	79,011	28,484

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Capital stock:
Balance at beginning and end of year	$7,120	$7,120	$7,120

Additional paid-in capital:
Balance at beginning and end of year	$26,204	$26,204	$26,204

Retained earnings:
Balance at beginning of year	$2,120,518	$2,022,036	$1,940,398
Net income	82,116	109,161	92,033
Cash dividends declared and paid	(10,965)	(10,679)	(10,395)

Balance at end of year	$2,191,669	$2,120,518	$2,022,036

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) of investments, net	$(348,283)	$55,132	$136,038
Applicable income taxes	121,926	(19,093)	(47,770)
Foreign currency translation adjustments	(2,687)	—	—
Applicable income taxes	790	—	—

Other comprehensive income (loss)	(228,254)	36,039	88,268
Accumulated other comprehensive income at beginning of year	381,017	344,978	256,710

Accumulated other comprehensive income at end of year	$152,763	$381,017	$344,978

Comprehensive income (loss):
Net income	$82,116	$109,161	$92,033
Other comprehensive income (loss)	(228,254)	36,039	88,268

Total comprehensive income (loss)	$(146,138)	$145,200	$180,301

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

In January 2008, CORT purchased for $5,500, including $1,913 of goodwill, RoomService Group, a small furniture rental company in the United Kingdom. In November 2008 CORT purchased certain assets of the Corporate Furnishing Division of Aaron Rents, Inc., for $76,430, including $9,717 of goodwill. The fair values of the assets acquired and liabilities assumed are included in the accompanying consolidated financial statements from dates of acquisition.

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

Wes-FIC has significantly increased its reinsurance activities effective at the beginning of 2008, when it entered into a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this arrangement, from which Wes-FIC recorded written premiums of $265.2 million and earned premiums of $183.2 million in 2008, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of written and earned premiums and unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due both to the necessity of estimating information with respect to certain reinsurance contracts where reports from ceding companies for the quarterly reporting periods are not contractually due until after the balance sheet date, as well as the inherent uncertainty in estimating ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a reporting period.

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

Accounts receivable

Substantially all accounts receivable are due from customers and affiliates located within the United States. Accounts receivable are recorded net of an allowance for doubtful accounts, based on a review of specifically identified accounts in addition to an overall collectability analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Rental furniture

Rental furniture consists principally of residential and office furniture which is available for rental or, if no longer up to rental standards, for sale. Rental furniture is carried at cost, less accumulated depreciation calculated primarily on a declining-balance basis over 3 to 5 years using estimated salvage values of 25 to 40 percent of original cost.

Goodwill of acquired businesses

Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to assets acquired and liabilities assumed. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment at least annually. The impairment test is performed in two phases. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. Fair value is estimated using a variety of techniques and considerable judgment is required. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of future cash flows. This approach is dependent on a number of factors including projections of future cash flows and appropriate discount rates. In projecting future cash flows the company considers the current economic environment as well as historical results. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step has to be performed. This

Dollar amounts in thousands except for amounts per share

additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Inventories

Inventories of $6,425 and $8,473, included in other assets on the accompanying consolidated balance sheet at December 31, 2008 and 2007, are stated at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate differences in values between LIFO cost and cost determined under the first-in, first-out (“FIFO”) methods were $12,674 and $10,915 as of December 31, 2008 and December 31, 2007, respectively. LIFO inventory accounting adjustments decreased income before income taxes by $1,667, $1,695 and $994 ($1,003, $1,020 and $598, after income taxes) for 2008, 2007 and 2006.

Capitalized construction costs

Capitalized construction costs of $83.9 million and $55.4 million are included in other assets on the accompanying consolidated balance sheet at December 31, 2008 and 2007. These costs are associated with the acquisition, development and construction of a real estate project managed by MS Property Company, a Wesco subsidiary.

Revenue recognition

Insurance premiums are stated net of amounts ceded to reinsurers and are recognized as earned revenues in proportion to the insurance protection provided, which in most cases is pro rata over the term of each contract. Premiums are estimated with respect to certain reinsurance contracts written during the period where reports from ceding companies for the period are not contractually due until well after the balance sheet date. Unearned insurance premiums are deferred and reflected in the liability section of the consolidated balance sheet. Certain costs of acquiring insurance premiums — commissions, premium taxes, and other — are deferred and charged to income as the premiums are earned.

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

Losses and loss adjustment expenses

Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“Case reserves”) and reserve development on reported claims as well as estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant

Dollar amounts in thousands except for amounts per share

estimates for these claims and includes estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.

Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts. As further data become available, the liabilities are reevaluated and adjusted as appropriate. Additionally, claims, at each balance sheet date, are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date.

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

Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income (principally, unrealized investment gains and losses) are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income taxes and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on

Dollar amounts in thousands except for amounts per share

the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Foreign currency

The accounts of the Company’s foreign-based subsidiary are measured using the local currency as the “functional” currency. Thus, revenues and expenses of this business are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of the foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income.

Accounting pronouncements adopted in 2008 and 2007

As of January 1, 2007, Wesco adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty of income tax positions taken or expected to be taken in income tax returns when it is more likely than not that an examination of a company’s tax returns will result in the assessment of additional taxes. FIN 48 requires the recognition in the financial statements of the impact of the tax position based on the technical merits of the position, as well as expanded disclosure, if applicable, in the notes to the company’s financial statements. In connection with the implementation of FIN 48, a company is also required to adjust its opening retained earnings balance for the aggregate impact of the uncertain tax positions that existed as of that date. Wesco’s implementation of the provisions of FIN 48 had no material impact on the accompanying consolidated financial statements, and there were no matters of significance to report.

As of January 1, 2008, Wesco adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a framework for measuring fair value based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:

Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are considered in fair value determinations of the assets or liabilities.

Level 3 inputs are unobservable inputs, based on management’s assumptions, that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material impact on the accompanying consolidated financial statements.

Accounting pronouncements not yet in effect

Wesco’s management does not believe than any accounting pronouncements issued to date by the Financial Accounting Standards Board (“FASB”) or other applicable authorities and required to be adopted after yearend 2008 are likely to have a material effect on shareholders’ equity.

Dollar amounts in thousands except for amounts per share

Note 2.	Investments

Following is a summary of investments in securities with fixed maturities:

	December 31, 2008		December 31, 2007
		Estimated Fair		Estimated Fair
	Amortized Cost	(Carrying) Value	Amortized Cost	(Carrying) Value

Mortgage-backed securities	$21,894	$22,886	$33,564	$34,573
Other, principally U.S. government obligations	5,606	5,770	3,914	4,027

	$27,500	$28,656	$37,478	$38,600

At yearend 2008 and 2007, the estimated fair values of securities with fixed maturities contained unrealized gains of $1,156 and $1,267. There were no unrealized losses at December 31, 2008, and unrealized losses at yearend 2007 totaled $145.

Shown below are the amortized costs and estimated fair values of securities with fixed maturities at December 31, 2008, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights.

		Estimated Fair
	Amortized Cost	(Carrying) Value

Due in 2009	$5,606	$5,770
Mortgage-backed securities	21,894	22,886

	$27,500	$28,656

Following is a summary of investments in marketable equity securities (all common stocks):

	December 31, 2008		December 31, 2007
		Fair (Carrying)		Fair (Carrying)
	Cost	Value	Cost	Value

The Procter & Gamble Company	$372,480	$385,757	$424,367	$525,283
The Coca-Cola Company	40,761	326,198	40,761	442,208
Wells Fargo & Company	382,779	372,722	382,779	381,698
Kraft Foods Incorporated	325,816	268,500	325,816	326,300
US Bancorp	266,940	250,100	122,868	121,158
Other	243,661	265,016	38,660	122,778

	$1,632,437	$1,868,293	$1,335,251	$1,919,425

Total unrealized losses included in fair values of equity securities at yearends 2008 and 2007 totaled $164,054 and $61,916, principally related to securities in unrealized loss positions for less than twelve months as of those dates.

Other equity securities includes an investment of $205,000, at cost, in shares of newly issued 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to purchase 1.78 million shares of GS common stock, at any time until they expire on October 1, 2013, at a price of $115 per share. GS has the right to call the preferred shares for redemption at any time at a premium of 10%.

Total realized investment gains for 2008 and 2007 were $7,006 and $24,240, respectively. There were no realized investment gains in 2006, nor were there realized losses in any of the past three years.

Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Dollar amounts in thousands except for amounts per share

Note 3.	Accounts Receivable

Accounts receivable from unaffiliated companies are comprised of the following:

	December 31,	December 31,
	2008	2007

Trade accounts receivable	$59,875	$44,771
Allowance for uncollectible accounts	(2,386)	(1,930)

	$57,489	$42,841

Note 4.	Rental Furniture

Following is a reconciliation of the change in carrying value of rental furniture for 2008 and 2007:

	December 31,	December 31,
	2008	2007

Cost of rental furniture	$323,117	$277,672
Less accumulated depreciation	(105,520)	(99,375)

	$217,597	$178,297

Note 5.	Goodwill

Following is a breakdown of goodwill:

	December 31,	December 31,
	2008	2007

Balance at beginning of year	$266,607	$266,607
Acquisitions of businesses and other	11,135	—

	$277,742	$266,607

The increase in goodwill from business acquisitions and other during 2008 primarily relates to CORT’s acquisitions of Roomservice Group and certain assets of Aaron Rents, Inc.

No impairment of goodwill was indentified in connection with the 2008 and 2007 impairment tests.

Note 6.	Insurance Losses and Loss Adjustment Expenses Payable

The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for IBNR claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities.

Dollar amounts in thousands except for amounts per share

Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2008	2007	2006

Gross liabilities at beginning of year	$93,845	$78,310	$61,980
Less ceded liabilities*	(23,502)	(11,628)	(6,142)

Net balance at beginning of year	70,343	66,682	55,838

Incurred losses recorded during year —
For current year	175,962	35,392	30,923
For all prior years	(3,762)	(7,115)	422

Total incurred losses	172,200	28,277	31,345

Payments made during year —
For current year	19,433	9,255	7,925
For all prior years	25,756	15,362	12,576

Total payments	45,189	24,617	20,501

Net liabilities at end of year	197,354	70,343	66,682
Plus ceded liabilities*	17,914	23,502	11,628

Gross liabilities at end of year	$215,268	$93,845	$78,310

*	Principally represents Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 12, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2008, $3.8 million of net favorable reserve development was recorded, which included $4.2 million attributable to aviation-related reinsurance, primarily for years 2002-2007, partially offset by $0.4 million of unfavorable reserve development attributable to primary insurance. During 2007, $7.1 million of net favorable reserve development was recorded, which included $3.6 million attributable to primary insurance and reflected, most notably, the reversal, following a favorable court decision, of a $1.9 million loss recorded in 2005. The 2007 favorable reserve development also included $3.2 million attributable to aviation-related reinsurance. During 2006, net adverse reserve development of $422 was attributed principally to $1,703 of unfavorable loss development of aviation-related reinsurance, partially offset by favorable development of $1,284 for a contract whose coverage period ended in 1989.

Note 7.	Notes Payable and Other Contractual Obligations

Following is a summary of notes payable, at year end:

	December 31,
	2008	2007

Revolving credit facility	$40,200	$37,000
Other	200	200

	$40,400	$37,200

The credit facility, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual interest rate on amounts outstanding under the revolving credit facility at yearend 2008 was 3.2% in addition to an annual commitment fee of .075% of the total credit facility. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit facility

Dollar amounts in thousands except for amounts per share

expires in June 2011. In addition to the $40,400 of loans outstanding at December 31, 2008, the business was contingently liable with respect to letters of credit totaling $13,105.

Estimated fair values of the notes payable at yearend 2008 and 2007 approximated carrying values of $40,400 and $37,200.

In addition to recorded liabilities, Wesco at yearend 2008 had operating lease obligations aggregating $122,517 (payable in 2009, $30,449; in 2010, $26,242; in 2011, $20,690; in 2012, $15,070; in 2013, $9,629; and thereafter, $20,437) and other contractual obligations aggregating $19,676. Rent expense amounted to $32,013, $29,075, and $29,570 for 2008, 2007, and 2006.

Note 8.	Fair Value Measurements

Following is a summary of Wesco’s yearend 2008 financial assets and liabilities measured at fair value on a recurring basis by the type of inputs applicable to fair value measurement:

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)

Investments in fixed maturity securities	$28,656	$—	$28,656	$—
Investments in equity securities	1,868,293	1,658,783	—	209,510

Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments in
equity securities

Balance at December 31, 2007	$—
Unrealized gains included in other comprehensive income	4,510
Purchases	205,000

Balance at December 31, 2008	$209,510

Note 9.	Income Taxes

Following is a breakdown of income taxes payable at 2008 and 2007 yearends:

	December 31,
	2008	2007

Deferred tax liabilities, relating to —
Appreciation of investments	$83,985	$205,911
Cost basis differences in investments	116,368	116,368
Other items	60,277	43,150

	260,630	365,429
Deferred tax assets	(31,061)	(21,483)

Net deferred tax liabilities	229,569	343,946
Taxes currently payable	1,088	3,470

Income taxes payable	$230,657	$347,416

Dollar amounts in thousands except for amounts per share

The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2008	2007	2006

Federal	$24,958	$50,165	$43,251
State	(957)	1,600	1,982
Foreign	(1,002)	—	—

Provision for income taxes	$22,999	$51,765	$45,233

Current	$15,987	$50,272	$46,871
Deferred	7,012	1,493	(1,638)

Provision for income taxes	$22,999	$51,765	$45,233

Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(14.6)	(4.2)	(1.1)
State income taxes, less Federal tax benefit	(0.3)	(0.1)	(0.2)
Other differences, net	1.8	1.5	(0.7)

Effective income tax provision rate	21.9%	32.2%	33.0%

Consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (the “IRS”) through 1998. The IRS has completed its audit of the Federal tax returns for the years 1999 through 2004. The examination for these years is currently in the IRS’ appeals process. The IRS is currently auditing the 2005 and 2006 Federal tax returns. Wesco management believes that the ultimate outcome of the Federal income tax audits will not materially affect Wesco’s consolidated financial statements.

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

Included in other liabilities on the accompanying consolidated balance sheet is $300 as of December 31, 2008, representing management’s estimate of the remaining costs that are likely to be incurred in connection with the litigation. Although the ultimate cost is not yet certain, it is not expected that the ultimate impact of additional future costs, if any, will be significant to Wesco.

Dollar amounts in thousands except for amounts per share

Note 11.	Quarterly Financial Information

Unaudited quarterly consolidated financial information for 2008 and 2007 follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total For Year

2008
Revenues	$160,196	$211,342	$207,001	$220,415	$798,954

Net income	$20,717	$21,573	$16,164	$23,662	$82,116
Per capital share	2.91	3.03	2.27	3.32	11.53

2007
Revenues	$150,681	$156,256	$156,664	$167,323	$630,924

Net income	$22,583	$27,761	$24,397	$34,420	$109,161
Per capital share	3.17	3.90	3.43	4.83	15.33

Realized investment gains —
2008
Before taxes (included in revenues)	$—	$—	$—	$7,006	$7,006
After taxes (included in net income)	—	—	—	4,554	4,554

2007
Before taxes (included in revenues)	$—	$—	$—	$24,240	$24,240
After taxes (included in net income)	—	—	—	15,756	15,756

Note 12.	Business Segment Data

Wesco’s reportable business segments are organized in a manner that reflects how management views those business activities. The financial information that follows shows data of reportable segments reconciled as needed to amounts reflected in the Consolidated Financial Statements.

The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. For the past three years its reinsurance business has consisted principally of participation with the Berkshire Insurance Group in several reinsurance contracts, as follows: (1) since 2008, in a retrocession agreement in which it is now reinsuring a portion of Swiss Re’s property-casualty risks incepting over a five-year period effective in 2008, described more fully in Note 1, and (2) since 2001, in several pools of aviation-related risks.

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

Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, Wesco’s insurance subsidiaries may pay up to approximately $247,396 as ordinary dividends as of yearend 2008.

Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,359,000 at December 31, 2008 and $2,512,000 at December 31, 2007. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.

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

Wesco’s consolidated realized net investment gains, which have resulted from sales of investments held by its insurance subsidiaries, and goodwill of acquired businesses, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income, (2) commercial real estate, together with related revenues and expenses, (3) residential real estate development, and (4) the assets, revenues and expenses of the parent company.

Dollar amounts in thousands except for amounts per share

	2008	2007	2006

Insurance segment:
Premiums earned	$237,964	$54,411	$54,149
Dividend and interest income	77,914	89,716	83,441
Income taxes	12,055	28,300	27,693
Net income	61,332	72,247	63,692
Depreciation and amortization other than of discounts and premiums of investments	36	45	36
Advertising expense	138	181	153
Capital expenditures	4	32	51
Assets at yearend	2,336,463	2,497,794	2,375,564

Furniture rental segment:
Revenues	$410,043	$396,170	$400,305
Income taxes	7,006	13,570	16,448
Net income	15,744	20,316	26,884
Depreciation and amortization other than of discounts and premiums of investments	43,195	39,891	40,923
Advertising expense	16,762	18,002	15,392
Interest expense	1,798	2,408	2,711
Capital expenditures	7,197	3,971	1,988
Assets at yearend	310,412	245,817	247,484

Industrial segment:
Sales, service and other revenues	$60,872	$61,361	$63,053
Income taxes	759	603	707
Net income	842	915	1,211
Depreciation and amortization	409	433	448
Advertising expense	202	258	195
Capital expenditures	456	357	583
Assets at yearend	16,734	19,263	17,100

Goodwill of acquired businesses (included in assets)	$277,742	$266,607	$266,607

Realized investment gains:
Before taxes (included in revenues)	$7,006	$24,240	$—
After taxes (included in net income)	4,554	15,756	—

Other items unrelated to business segments:
Dividend and interest income	$1,165	$1,156	$1,063
Other revenues	3,990	3,870	3,716
Income taxes	726	808	385
Net income (loss)	(356)	(73)	246
Depreciation and amortization	351	388	291
Capital expenditures	95	419	83
Assets at yearend	109,344	83,528	63,550

Consolidated revenues (total of those set forth above)	$798,954	$630,924	$605,727

Consolidated assets (total of those set forth above)	$3,050,695	$3,113,009	$2,970,305

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL

INFORMATION OF REGISTRANT

BALANCE SHEET
(Dollar amounts in thousands)

	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$33	$17
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,563,311	2,705,316

	$2,563,344	$2,705,333

Liabilities and shareholders’ equity:
Advances from subsidiaries	$185,204	$169,873
Income taxes payable	62	479
Other liabilities	322	122

Total liabilities	185,588	170,474
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,377,756	2,534,859

	$2,563,344	$2,705,333

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Revenues	$—	$—	$—

Expenses:
Intercompany interest	5,083	7,251	6,006
General and administrative	1,277	1,059	950

	6,360	8,310	6,956

Loss before items shown below	(6,360)	(8,310)	(6,956)
Income taxes	(2,225)	(2,908)	(2,434)
Equity in undistributed earnings of subsidiaries	86,251	114,563	96,555

Net income	$82,116	$109,161	$92,033

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL

INFORMATION OF REGISTRANT (Continued)

STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$82,116	$109,161	$92,033
Adjustments to reconcile net income with cash flows from operating activities —
Change in income taxes payable currently	(417)	1,026	(6)
Equity in undistributed earnings of subsidiaries	(86,251)	(114,563)	(96,555)
Other, net	202	1	80

Net cash flows from operating activities	(4,350)	(4,375)	(4,448)

Cash flows from financing activities:
Advances from subsidiaries, net	15,331	15,052	14,834
Payment of cash dividends	(10,965)	(10,679)	(10,395)

Net cash flows from financing activities	4,366	4,373	4,439

Increase (decrease) in cash and cash equivalents	16	(2)	(9)
Cash and cash equivalents — beginning of year	17	19	28

Cash and cash equivalents — end of year	$33	$17	$19

See notes to consolidated financial statements.