Form 10-Q
period 2009-03-31
WESCO FINANCIAL CORP
filed 2009-05-11
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of April 30, 2009

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).

Condensed consolidated balance sheet — March 31, 2009 and December 31, 2008	4

Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2009 and March 31, 2008	5

Condensed consolidated statement of cash flows — three-month periods ended March 31, 2009 and March 31, 2008	6

Notes to condensed consolidated financial statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-21
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk appearing on pages 37 — 39 of the Form 10-K Annual Report for the year ended December 31, 2008, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through March 31, 2009 except as to the effects on shareholders’ equity resulting from the decline in fair values of Wesco’s investments in marketable equity securities.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2009	2008
ASSETS
Cash and cash equivalents	$313,716	$297,643
Investments —
Securities with fixed maturities	32,494	28,656
Equity securities	1,440,739	1,868,293
Receivable from affiliates	206,261	133,396
Rental furniture	205,792	217,597
Goodwill of acquired businesses	277,795	277,742
Other assets	241,889	227,368

	$2,718,686	$3,050,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$231,683	$164,424
Unaffiliated business	15,137	50,844
Unearned insurance premiums —
Affiliated business	150,914	94,544
Unaffiliated business	6,043	13,251
Deferred furniture rental income and security deposits	16,590	17,674
Notes payable	43,200	40,400
Income taxes payable, principally deferred	83,640	230,657
Other liabilities	53,745	61,145

	600,952	672,939

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	(124,406)	152,763
Retained earnings	2,208,816	2,191,669

Total shareholders’ equity	2,117,734	2,377,756

	$2,718,686	$3,050,695

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Furniture rentals	$82,699	$80,716
Sales and service revenues	28,505	32,748
Insurance premiums earned —
Affiliated business	75,584	21,792
Unaffiliated business	3,713	4,588
Dividend and interest income	19,304	19,331
Other	997	1,021

	210,802	160,196

Costs and expenses:
Cost of products and services sold	35,538	35,767
Insurance losses and loss adjustment expenses —
Affiliated business	45,987	12,269
Unaffiliated business	2,323	3,420
Insurance underwriting expenses —
Affiliated business	21,959	5,860
Unaffiliated business	1,260	2,198
Selling, general and administrative expenses	78,924	72,214
Interest expense	255	527

	186,246	132,255

Income before income taxes	24,556	27,941
Income taxes	4,597	7,224

Net income	19,959	20,717

Retained earnings — beginning of period	2,191,669	2,120,518
Cash dividends declared and paid	(2,812)	(2,742)

Retained earnings — end of period	$2,208,816 $	2,138,493

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.80	$2.91

Cash dividends	$.395	$.385

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities, net	$18,778	$30,471

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	839	893
Purchases of equity securities	—	(29,396)
Purchases of securities with fixed maturities	(4,232)	—
Purchases of rental furniture	(11,547)	(25,009)
Sales of rental furniture	17,146	15,623
Additions to condominium construction in process	(4,282)	(8,235)
Acquisitions of businesses, net of cash acquired	—	(4,916)
Other, net	(586)	(1,626)

Net cash flows from investing activities	(2,662)	(52,666)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	2,800	7,600
Payment of cash dividends	(2,812)	(2,742)

Net cash flows from financing activities	(12)	4,858

Effect of foreign currency exchange rate changes	(31)	—

Increase (decrease) in cash and cash equivalents	16,073	(17,337)

Cash and cash equivalents — beginning of period	297,643	526,722

Cash and cash equivalents — end of period	$313,716	$509,385

Supplementary information:
Interest paid during period	$329	$521
Income taxes paid, net, during period	1,584	4,259

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
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 48 through 60 of its 2008 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 48 through 52.
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
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2009 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in equity securities (all common stocks):

	March 31,	Dec. 31,
	2009	2008
Amortized cost	$1,632,437	$1,632,437
Gross unrealized gains	339,640	399,910
Gross unrealized losses	(531,338)	(164,054)

Fair value	$1,440,739	$1,868,293

     Following is a summary of investments in securities with fixed maturities:

	March 31,	Dec. 31,
	2009	2008
Amortized cost	$30,899	$27,500
Gross unrealized gains	1,595	1,156
Gross unrealized losses	—	—

Fair value	$32,494	$28,656

Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net income	$19,959	$20,717
Foreign currency translation adjustment, net of tax *	(174)	37
Decrease in unrealized appreciation of investments, net of income tax effect of ($150,121) and ($23,539)	(276,995)	(43,597)

Comprehensive income (loss)	$(257,210)	$(22,843)

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
Note 4. Fair value measurements
     Following is a summary of Wesco’s financial instruments measured at fair value as of March 31, 2009 on a recurring basis by the type of inputs applicable to fair value measurement.

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Investments in fixed maturity securities	$32,494	$—	$32,494	$	$--
Investments in equity securities	1,440,739	1,203,162	—		237,577
Level 1 inputs represent unadjusted quoted prices in active markets for identical assets.
Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics since there are not active markets for many of the Company’s investments.
Level 3 inputs include unobservable inputs used in the measurement of assets. Measurement of the fair values of the non-exchange traded investments are based on a standard warrant valuation model or a discounted cash flow model, as applicable, which are techniques believed to be widely used by other market participants. Significant assumptions inherent in the warrant valuation model include an estimated stock price volatility factor, dividend and interest rate assumptions, and the estimated term of the warrants. Significant assumptions used in a discounted cash flow model include the discount rate and the estimated duration of the instrument. There have been no significant changes in the valuation techniques used at the end of the current period from those used at yearend 2008.
Dollar amounts in thousands, except for amounts per share

     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
In equity
securities
Balance as of December 31, 2008	$209,510
Unrealized gains included in other comprehensive income	28,067
Purchases	—

Balance as of March 31, 2009	$237,577

Note 5. Goodwill
     Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to their assets acquired and liabilities assumed. All goodwill acquired is assigned to the reporting unit that the related assets are employed in and the liabilities relate to, as it is believed that those reporting units benefit from the acquisition. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires a test for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is performed in two phases. The first step compares the carrying value of the reporting unit, including goodwill, to its estimated fair value. If the carrying value is greater than the estimated fair value of the unit, a second step is required, comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
     The Company determines the fair value of its furniture rental unit using the income approach. Under the income approach, the Company estimates the fair value of the reporting unit based on the present value of its estimated future earnings. This approach incorporates a number of significant estimates and assumptions that include: a forecast of the reporting unit’s future operating results, estimated growth rates, future terminal value, and an appropriate discount rate. In projecting future earnings, the Company considers the current economic environment as well as historical results of the unit. The Company believes that the income approach is the most meaningful valuation technique for the furniture rental business, as CORT is the only national company that operates in the rent-to-rent furniture industry, thus making market-based and transaction-based valuation techniques less meaningful.
     The Company performed its annual impairment tests in the fourth quarter of 2008 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the first quarter of 2009, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2008 and noted that no events had occurred, nor had circumstances changed subsequent to yearend that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
Dollar amounts in thousands, except for amounts per share

     The economic recession and crises affecting financial institutions which became evident in 2008 continued through the first quarter of 2009. The length and magnitude of the recession and whether it will have a long-term positive or negative impact on the Company’s reporting units cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the current recession has an adverse impact on the long term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Environmental matters
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Insurance segment:
Revenues	$98,321	$45,417
Net income	21,265	17,032
Goodwill of acquired businesses	26,991	26,991
Assets at end of period	2,056,897	2,517,766

Furniture rental segment:
Revenues	$101,194	$97,780
Net income (loss)	(956)	3,533
Goodwill of acquired businesses	250,804	239,616
Assets at end of period	544,423	254,214

Industrial segment:
Revenues	$10,010	$15,684
Net income (loss)	(388)	296
Assets at end of period	21,817	21,020

Dollar amounts in thousands, except for amounts per share

Other items unrelated to business segments:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues	$1,277	$1,315
Net income (loss)	38	(144)
Assets at end of period	95,549	88,601

Consolidated totals:
Revenues	$210,802	$160,196
Net income	19,959	20,717
Goodwill of acquired businesses	277,795	266,607
Assets at end of period	2,718,686	3,150,134

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 39 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2008 (Wesco’s 2008 10-K”) for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses.
Results of Operations
     Wesco’s consolidated net income for the first quarter of 2009 was $20.0 million, versus $20.7 million for the first quarter of 2008. The decrease in consolidated earnings resulted mainly from (1) weaknesses in CORT’s furniture rental business and Precision Steel’s business due to significantly to the recessionary economic environment, and (2) increases in CORT’s operating expenses attributable principally to an acquisition made in the fourth quarter of 2008, significantly offset by (3) improved underwriting results and investment income of Wesco-Financial Insurance Company’s insurance businesses.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $314 million at March 31, 2009, and $298 million at December 31, 2008.
     Wesco’s liability for unpaid losses and loss adjustment expenses at March 31, 2009 totaled $246.8 million versus $215.3 million at December 31, 2008. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s Annual Report on Form 10K for the year ended December 31, 2008.
     Wesco’s consolidated borrowings totaled $43.2 million at March 31, 2009 versus $40.4 million at December 31, 2008. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the recorded debt, the liability for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses totaled $246.8 million at March 31, 2009, versus $215.3 million at December 31, 2008. Wesco and its subsidiaries have operating lease and other contractual obligations which, at March 31, 2009, were essentially unchanged from the $142.2 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of Wesco’s Form 10-K Annual Report for the year ended December 31, 2008.
     The declines in global economic activity over the last half of 2008 (and in the fourth quarter in particular) continued through the first quarter of 2009. Wesco’s operating results for the first quarter reflect those declines. Prices for equity securities also experienced significant declines over the first quarter of 2009, which negatively impacted the fair value of Wesco’s equity investments (particularly in financial institutions).

     Wesco’s shareholders’ equity at March 31, 2009 was $2.1 billion ($297.44 per share), down $260 million from the $2.4 billion reported at December 31, 2008 ($333.96 per share). Wesco carries its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The decrease in shareholders’ equity for the period reflected the decline in fair values of Wesco’s investments for the quarter, from a position of net unrealized appreciation of $154.7 million at yearend 2008 to a position of net unrealized depreciation of $122.3 million at March 31, 2009. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded at the balance sheet.
     In response to the crises in the financial and capital markets and global recession, the U.S. and other governments around the world are taking measures to stabilize financial institutions, regulate markets and stimulate economic activity. While management hopes such actions will prove successful, the potential impact on Wesco is not clear at this time. It is expected that the current economic conditions will persist at least through 2009 before meaningful improvements become evident. Wesco’s subsidiaries have taken and will continue to take cost-reduction actions to manage through the current economic situation. Management believes that the economic franchises of Wesco’s business operations remain intact and that operating results will ultimately return to more normal historical levels, although it cannot predict the timing of a recovery.
RESULTS OF OPERATIONS
     Wesco’s reportable business segments are organized in a manner that reflects how Wesco’s senior management views those business activities. Wesco’s management views insurance businesses as possessing two distinct operations — underwriting and investing, and believes that “underwriting gain or loss” is an important measure of their financial performance. Underwriting gain or loss represents the simple arithmetic difference between the following line items appearing on the consolidated statement of income: (1) insurance premiums earned, less (2) insurance losses and loss adjustment expenses, and insurance underwriting expenses. Management’s goal is to generate underwriting gains over the long term. Underwriting results are evaluated without allocation of investment income.
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

	Three Months Ended
	March 31,	March 31,
	2009	2008
Insurance segment:
Underwriting	$5,049	$1,711
Investment income	16,216	15,321
Furniture rental segment	(956)	3,533
Industrial segment	(388)	296
Other	38	(144)

Consolidated net income	$19,959	$20,717

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

	Three Months Ended
	March 31,	March 31,
	2009	2008
Insurance premiums written:
Reinsurance	$124,950	$81,179
Primary	2,812	5,926

Total	$127,762	$87,105

Insurance premiums earned:
Reinsurance	$75,584	$21,409
Primary	3,713	4,971

Total	79,297	26,380

Insurance losses, loss adjustment expenses and underwriting expenses	71,530	23,747
Underwriting gain, before income taxes:
Reinsurance	7,638	52
Primary	129	2,581

Total	7,767	2,633
Income taxes	2,718	922

Underwriting gain, after taxes	$5,049	$1,711

     At March 31, 2009, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with NICO to assume 2% part of NICO’s 20% quota share reinsurance of Swiss Re incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc. (the “aviation business”).
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses are generally reported 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of its, as well as Wes-FIC’s management’s, assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag will typically be substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years.

     Written reinsurance premiums for the first quarter of 2009 increased by $43.8 million (53.9%) over the corresponding 2008 figure. $42.8 million of that increase related to the Swiss Re contract and was attributable to the following factors: Wes-FIC’s management’s estimate of written premium volume under the contract for the first quarter of 2008 was based entirely on published, publicly available, data for Swiss Re for periods prior to 2008. When Swiss Re reported its actual first quarter data at a later date, Wes-FIC learned that a disproportionately large amount of Swiss Re’s annual premiums are written in the first quarter. Thus, by 2009, management had gained a year’s worth of knowledge under the Swiss Re contract, causing it to increase its estimate to a higher amount of written premium volume for the first quarter of 2009. The increase in written premiums under the Swiss Re contract also reflects the emergence of a pattern of growth in Swiss Re premiums, to which has been added a factor reflecting Swiss Re’s published projection of additional premium growth for the first quarter of 2009, offset to the extent of 6% in recognition of the strengthening of the U.S. Dollar relative to the foreign currencies in which Swiss Re does a significant portion of its business. Written aviation-related premiums increased by $0.9 million (12.9%) for the first quarter of 2009 as compared with premiums written for the corresponding 2008 quarter. At the direction of the pool members, including Wes-FIC, the aviation pool manager purchased less hull and liability reinsurance in the first quarter of 2009 than in 2008, and workers’ compensation premium volume increased by $0.3 million for the current quarter over volume for the 2008 quarter.
     Earned premiums under the Swiss Re contract were $66.5 million for the first quarter of 2009, versus $13.9 million for the first quarter of 2008, representing an increase of $52.6 million (379.3%) for the 2009 quarter. Earned premiums for a fiscal quarter typically include two components: (1) amortization of the portion of that quarter’s written premiums relating to the insurance coverages provided customers during the period, and (2) amortization of unearned premiums on the balance sheet at the beginning of that quarter, relating to the coverages provided during the quarter. Because the contract incepted as of the beginning of 2008, there were no unearned premiums at inception to be amortized into earned revenues for first quarter of 2008. By yearend, however, Wes-FIC had accumulated $82.1 million of unearned premiums, a portion of which were amortized into earned revenues during the 2009 quarter. Earned premiums under the aviation-related contracts for the first quarter of 2009 increased by $1.6 million (20.6%), over those of the 2008 quarter. The principal factors involved were the purchase of less hull and liability reinsurance and the increase in workers’ compensation premium volume noted above.
     Written primary insurance premiums for the first quarter of 2009 decreased by $3.1 million (52.6%) from those of the first quarter of 2008. Earned primary insurance premiums decreased by $1.3 million (25.3%). The decreases were attributable principally to KBS’s decision late in 2008 to discontinue its line of bank deposit guarantee bonds, which insure deposits above FDIC limits for specific customers of mainly Midwestern banks, and which represented approximately half of its premium volume for 2008. Wesco reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, that recent events in the banking industry, including a number of bank failures, had caused management to become less confident in the long-term profitability of this line of business. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible and stopped renewing bond coverages. In mid-November 2008, it began to issue 90-day notices of non-voluntary bond cancellation. As a result, the aggregate face amount of outstanding bonds has been reduced, from $9.7 billion at September 30, 2008, when 1,671 separate institutions were insured, to $2.3 billion, insuring 576 institutions, at March 31, 2009. KBS anticipates that outstanding deposit guaranty bonds will decline to $1.1 billion, insuring 282 banks, by June 30, 2009; $100 million, insuring 34 banks, by September 30, 2009; $50 million, insuring 21 banks by December 31, 2009; $11 million deposited in 3 banks, by June 30, 2010; and zero, in July 2011.

     KBS management maintains familiarity with its customers and endeavors to avoid insuring deposits of banks deemed to present unacceptable risks. In order to limit exposure to loss from deposit guarantee bonds, KBS management regularly updates its list ranking the banks it believes to be the 250 weakest based on data obtained from quarterly financial “Call” reports filed by all domestic banks with their banking regulators. Data by which banks are rated includes, capital to asset ratio, brokered deposits, loan to deposit ratio, loans to insiders, loan delinquencies and non-accruing loans. Procedures followed by KBS management with respect to customer banks whose names are on the list might include the issuance of 90-day notices of non-voluntary cancellation. As of March 31, 2009, of the 576 banks for which deposit guarantee bonds were outstanding, six banks, whose outstanding deposit guarantee bonds aggregated $8.2 million, were included on KBS’s list. Two of those banks were believed to have adequate capital and liquidity to pose little danger of failure before their $1.6 million of outstanding deposit guarantee bonds expire in July and August, 2009. With regard to each of the other four weak banks, KBS had issued 90-day notices of non-voluntary cancellation prior to March 31, 2009; however, one of those banks, with respect to which KBS had $3.0 million of outstanding deposit guarantee bonds, failed early in April. The loss, which amounted to $2.0 million, after taxes, will be reflected in underwriting results for the second quarter of 2009. KBS management believes that few of the institutions for which deposit guarantee bonds are outstanding, whose names are not included on its list of the weaker banks, are facing a significant risk of failure, and through policy limits and reinsurance, KBS has effectively limited its exposure per bank (or group of affiliated banks) to $7.6 million, after taxes.
     In previous reports on Forms 10-K and 10-Q that some portion of deposit guarantee losses KBS has incurred may eventually be recovered as the FDIC liquidates each failed bank’s assets and distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). Early in the second quarter of 2009 KBS received $0.5 million in partial recovery of the loss of $4.7 million sustained in the third quarter of 2008. Additional recoveries, if any, with regard to that loss or others, will be recorded when received. As noted above, KBS has stopped writing coverage for excess bank deposits and is taking steps to lessen its exposure to losses from bank failures as rapidly as feasible.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period and have generally been favorable. Underwriting results, before taxes, benefited by $6.0 million under the Swiss Re contract for the first quarter of 2009. For the first quarter of 2008 there was a pre-tax underwriting loss of $0.3 million under the contract. The improvement for the 2009 period was attributable to an adjustment recorded during the quarter to reflect more favorable 2008 underwriting results reported by Swiss Re than the figure Wes-FIC management had previously estimated. Underwriting gains under the aviation-related contracts were $1.7 million and $0.4 million for the first quarters of 2009 and 2008. The frequency and severity of aviation-related losses tend to be volatile, especially with respect to incurred losses during a single quarterly reporting period.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.

     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended
	March 31,	March 31,
	2009	2008
Investment income, before taxes	$19,024	$19,034
Income taxes	2,808	3,713

Investment income, after taxes	$16,216	$15,321

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). In 2008 Wesco invested $205 million, at cost, in shares of newly issued 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. The amount had previously been invested principally in cash-equivalent investments with respect to which interest rates have been declining for more than one year. For the first quarter of 2009, dividend income increased by $4.3 million, and interest income decreased, as compared with the corresponding amounts earned for the first quarter of 2008.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 14.8% and 19.5% for the first quarters of 2009 and 2008. These fluctuations reflect the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Furniture rentals	$82,699	$80,716
Furniture sales	17,146	15,623
Service fees	1,349	1,441

Total revenues	101,194	97,780

Cost of rentals, sales and fees	26,759	22,644
Selling, general and administrative expenses	75,881	68,835
Interest expense	255	527

	102,895	92,006

Income before income taxes	(1,701)	5,774
Income taxes	(745)	2,241

Segment net income (loss)	$(956)	$3,533

     Furniture rental revenues for the first quarter of 2009 increased $2.0 million (2.5%) from those of the first quarter of 2008. Excluding $20.8 million and $13.4 million of rental revenues from trade shows and locations not in operation throughout each quarter, rental revenues for the first quarter of 2009 decreased 9.8% from those of the 2008 quarter. The number of furniture leases outstanding at the end of the first quarter of 2009, excluding leases acquired from Aaron Rents, Inc., in November 2008, declined 12.1% from the number outstanding at the end of the first quarter of 2008. This downward trend that started late in 2006 has been exacerbated by the current economic recession. Traditionally, growth in furniture rental revenues is closely tied to periods of economic expansion, but in this prolonged period of economic contraction, CORT’s furniture rental revenue growth has resulted principally from strategic acquisitions and price increases.
     Furniture sales revenues increased 9.8% for the first quarter of 2009 from those reported for the year ago period. The increase in sales revenues is primarily due to the addition of twenty new retail showrooms over the year ago period, due mainly for the Aaron Rents acquisition. The sales revenues increase represents a higher volume of furniture sold at lower average prices in an effort to control inventory. In the current recessionary period, management expects that gross profit margins on furniture sales will be somewhat lower than in periods of economic growth due to the necessity to aggressively manage rental inventory levels in the face of lower customer demand.
     Service fees for the first quarter of 2009 were essentially unchanged from those reported for the first quarter of 2008. Despite the significant investment made by CORT in recent years, towards the expansion and marketing of its relocation services, initially marketed to individual residential customers and more recently to corporate relocation customers, service fee revenues remain disappointing. In light of the current economic environment, management is focusing its efforts on leveraging CORT’s existing investment in rental relocation services to drive higher-margin furniture rental revenues.
     Cost of rentals, sales and fees amounted to 26.4% of revenues for the first quarter of 2009 versus 23.2% for the comparable 2008 period. The increase in costs as a percentage of revenue was primarily due to an increase in depreciation expense on rental furniture acquired from Aaron Rents in November 2008 and a significant decrease in profit margin on furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $76.1 million for the first quarter of 2009, up $6.8 million (9.8%) from the $69.4 million incurred in the first quarter of 2008. The increase in operating expenses was due principally to the incremental costs associated with the November 2008 business acquisition, primarily employee-related costs and $3.5 million in non-recurring amortization expense relating to the value assigned to rental contracts acquired. Management is aggressively seeking to reduce operating expenses.
     The furniture rental segment generated a loss of $1.7 million, before taxes ($1.0 million, after taxes), in the first quarter of 2009, versus income of $5.8 million, before taxes ($3.5 million, after taxes), in the first quarter of 2008, as explained above.

Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues	$10,010	$15,684

Cost of sales and services	8,779	13,123
Selling, general and administrative expenses	1,873	2,067

	10,652	15,190

Income (loss) before income taxes	(642)	494
Income taxes	(254)	198

Segment net income (loss)	$(388)	$296

     Reference is made to pages 30 and 31 of Wesco’s 2008 Annual Report on Form 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, exacerbated in 2008 by the deepening recession.
     Industrial segment has been affected by the ongoing recession since the latter half of 2008, and by the periods of heightened competitive pressures. Revenues for the first quarter of 2009 decreased $5.7 million (36.2%) from those of the first quarter of 2008. Sales, in terms of pounds, fell by 4.9 million pounds (45.4%) from the volume of the corresponding 2008 period.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). The segment’s business activities also require a base of operations supported by significant fixed operating costs. The period-to-period decreases in the industrial segment’s pre-tax and net income resulted from the decline in gross profit, despite management’s ongoing efforts to trim expenses aggressively during this recessionary period.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2008, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after year end 2008. At March 31, 2009, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2008.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 36, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2008 for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 48 through 52 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through

March 31, 2009, except as described in Note 1 to the accompanying condensed consolidated financial statements.
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported in Item 1A, Risk Factors of the Form 10-K Annual Report filed by Wesco for the year ended December 31, 2008, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: May 7, 2009	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)