Form 10-Q
period 2009-06-30
WESCO FINANCIAL CORP
filed 2009-08-07
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of July 31, 2009

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).

Condensed consolidated balance sheet — June 30, 2009 and December 31, 2008	4

Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2009 and June 30, 2008	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2009 and June 30, 2008	6

Notes to condensed consolidated financial statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 37 — 39 of the Form 10-K Annual Report for the year ended December 31, 2008, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through June 30, 2009.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Shareholders.
     Following is a table showing the votes cast for, and withheld from voting for, each nominee at the annual meeting of shareholders of Wesco, held May 6, 2009, at which meeting the shareholders elected the following Directors:

	Favorable	Votes
Name	Votes	Withheld
Charles T. Munger	6,648,652	296,816
Carolyn H. Carlburg	6,867,080	78,388
Robert E. Denham	6,749,051	196,418
Robert T. Flaherty	6,910,140	35,328
Peter D. Kaufman	6,914,051	31,417
Elizabeth Caspers Peters	6,928,233	17,236
Item 6. Exhibits
31 (a) — Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (Chief Executive Officer)

31 (b) — Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (Chief Financial Officer)

32 (a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32 (b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2009	2008
ASSETS

Cash and cash equivalents	$382,198	$297,643
Investments —
Securities with fixed maturities	31,260	28,656
Equity securities	1,763,907	1,868,293
Receivable from affiliates	185,542	133,396
Rental furniture	196,993	217,597
Goodwill of acquired businesses	278,017	277,742
Other assets	232,536	227,368

	$3,070,453	$3,050,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$240,973	$164,424
Unaffiliated business	48,846	50,844
Unearned insurance premiums —
Affiliated business	135,124	94,544
Unaffiliated business	13,274	13,251
Deferred furniture rental income and security deposits	15,255	17,674
Notes payable	34,200	40,400
Income taxes payable, principally deferred	184,772	230,657
Other liabilities	58,701	61,145

	731,145	672,939

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	87,050	152,763
Retained earnings	2,218,934	2,191,669

Total shareholders’ equity	2,339,308	2,377,756

	$3,070,453	$3,050,695

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Furniture rentals	$81,365	$87,827	$164,064	$168,543
Sales and service revenues	26,546	34,329	55,051	67,077
Insurance premiums earned —
Affiliated business	69,720	61,143	145,304	82,935
Unaffiliated business	7,582	9,035	11,295	13,623
Dividend and interest income	16,286	18,011	35,590	37,342
Other	1,016	997	2,013	2,018

	202,515	211,342	413,317	371,538

Costs and expenses:
Cost of products and services sold	32,653	37,488	68,191	73,255
Insurance losses and loss adjustment expenses —
Affiliated business	54,953	43,207	100,940	55,476
Unaffiliated business	1,644	4,618	3,967	8,038
Insurance underwriting expenses —
Affiliated business	20,477	18,751	42,436	24,611
Unaffiliated business	3,212	3,043	4,472	5,241
Selling, general and administrative expenses	74,321	74,174	153,245	146,388
Interest expense	205	412	460	939

	187,465	181,693	373,711	313,948

Income before income taxes	15,050	29,649	39,606	57,590
Income taxes	2,120	8,076	6,717	15,300

Net income	12,930	21,573	32,889	42,290

Retained earnings — beginning of period	2,208,816	2,138,493	2,191,669	2,120,518
Cash dividends declared and paid	(2,812)	(2,740)	(5,624)	(5,482)

Retained earnings — end of period	$2,218,934	$2,157,326	$2,218,934	$2,157,326

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.82	$3.03	$4.62	$5.94

Cash dividends	$.395	$.385	$.790	$.770

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities, net	$94,141	$75,706

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	2,513	2,395
Purchases of equity securities	—	(29,396)
Purchases of securities with fixed maturities	(4,238)	—
Purchases of rental furniture	(22,922)	(51,184)
Sales of rental furniture	32,559	30,329
Additions to condominium construction in process	(3,157)	(17,611)
Acquisitions of businesses, net of cash acquired	(878)	(4,916)
Other, net	(1,760)	(3,677)

Net cash flows from investing activities	2,117	(74,060)

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	(6,200)	16,000
Payment of cash dividends	(5,624)	(5,482)

Net cash flows from financing activities	(11,824)	10,518

Effect of foreign currency exchange rate changes	121	—

Increase in cash and cash equivalents	84,555	12,164

Cash and cash equivalents — beginning of period	297,643	526,722

Cash and cash equivalents — end of period	$382,198	$538,886

Supplementary information:
Interest paid during period	$520	$978
Income taxes paid, net, during period	6,108	16,520

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through August 7, 2009. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States.
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
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after June 30, 2009 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	June 30, 2009		December 31, 2008
		Estimated Fair		Estimated Fair
	Amortized Cost	(Carrying) Value	Amortized Cost	(Carrying) Value
Mortgage-backed securities	$21,003	$22,574	$21,894	$22,886
Other, principally U.S. government obligations	8,231	8,686	5,606	5,770

	$29,234	$31,260	$27,500	$28,656

     At periods ended June 30, 2009 and December 31, 2008, the estimated fair values of securities with fixed maturities contained no unrealized losses.

     Following is a summary of investments in marketable equity securities (all common stocks):

	June 30, 2009		December 31, 2008
		Fair (Carrying)		Fair (Carrying)
	Cost	Value	Cost	Value
The Proctor & Gamble Company	$372,480	$318,864	$372,480	$385,757
The Coca-Cola Company	40,761	345,797	40,761	326,198
Wells Fargo & Company	382,779	306,724	382,779	372,722
Kraft Foods Incorporated	325,816	253,400	325,816	268,500
US Bancorp	266,940	179,200	266,940	250,100
Other	243,661	359,922	243,661	265,016

	$1,632,437	$1,763,907	$1,632,437	$1,868,293

     Total unrealized losses included in fair values of equity securities at periods ending June 30, 2009 and December 31, 2008 totaled $335,137 and $164,054, principally related to securities in unrealized loss positions for less than twelve months as of those dates.
     Other equity securities includes an investment of $205,000, at cost, in shares of 10% newly-issued cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to acquire up to approximately 1.78 million shares of GS common stock, at any time until they expire on October 1, 2013, at a price of $115 per share. The investment was made in connection with an investment made by other Berkshire Hathaway subsidiaries late in 2008. GS has the right to call the preferred shares for redemption at any time at a premium of 10%.
Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income	$12,930	$21,573	$32,889	$42,290
Foreign currency translation adjustment, net of tax*	1,125	17	951	54
Increase (decrease) in unrealized appreciation of investments, net of income tax effect of $111,604, ($90,325), ($35,118), and ($113,864)	210,331	(167,167)	(66,664)	(210,764)

Comprehensive income (loss)	$224,386	$(145,577)	$(32,824)	$(168,420)

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
Dollar amounts in thousands, except for amounts per share

Note 4. Fair value measurements
     Following is a summary of Wesco’s financial instruments measured at fair value as of June 30, 2009 on a recurring basis by the type of inputs applicable to fair value measurement.

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Investments in fixed-maturity securities	$31,260	$—	$31,260	$—
Investments in equity securities	1,763,907	1,467,620	—	296,287
Level 1 inputs represent unadjusted quoted prices in active markets for identical assets.
Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or quoted prices in markets that are not active. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics since there are not active markets for many of the Company’s investments.
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
     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in equity
securities
Balance as of December 31, 2008	$209,510
Unrealized gains on level 3 investments, included in other comprehensive income	86,777
Purchases	—

Balance as of June 30, 2009	$296,287

Dollar amounts in thousands, except for amounts per share

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
     The Company performed its annual impairment tests in the fourth quarter of 2008 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the second quarter of 2009, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2008 and noted that no events had occurred, nor had circumstances changed subsequent to yearend, that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
     The economic recession which became evident in 2008 continued through the first half of 2009. The length and magnitude of the recession and whether it will have a long-term positive or negative impact on the Company’s reporting units cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the current recession has an adverse impact on the long term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Environmental matters
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Dollar amounts in thousands, except for amounts per share

Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Insurance segment:
Revenues	$93,545	$87,910	$191,866	$133,324
Net income	11,882	14,916	33,147	31,948
Goodwill of acquired businesses	26,991	26,991	26,991	26,991
Assets at end of period	2,413,965	2,380,566	2,413,965	2,380,566

Furniture rental segment:
Revenues	$98,777	$105,289	$199,971	$203,069
Net income	1,530	6,119	574	9,652
Goodwill of acquired businesses	251,026	241,547	251,026	241,547
Assets at end of period	533,630	507,852	533,630	507,852

Industrial segment:
Revenues	$9,134	$16,867	$19,144	$32,551
Net income (loss)	(285)	599	(673)	895
Assets at end of period	20,669	21,779	20,669	21,779

Other items unrelated to business segments:
Revenues	$1,059	$1,276	$2,336	$2,594
Net income (loss)	(197)	(61)	(159)	(205)
Assets at end of period	102,189	93,644	102,189	93,644

Consolidated totals:
Revenues	$202,515	$211,342	$413,317	$371,538
Net income	12,930	21,573	32,889	42,290
Goodwill of acquired businesses	278,017	268,538	278,017	268,538
Assets at end of period	3,070,453	3,003,841	3,070,453	3,003,841

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 39 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2008 (Wesco’s “2008 10-K”) for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses.
Results of Operations
     Consolidated net income for the second quarter of 2009 declined to $12.9 million from $21.6 million for the corresponding quarter of 2008. Consolidated net income for the first six months of 2009 declined to $32.9 million from $42.3 million for the first six months of 2008. These decreases were attributed mainly to the following factors: (1) weaknesses in CORT’s furniture rental and Precision Steel’s businesses due significantly to the recessionary economic environment, (2) increases in CORT’s operating expenses attributable principally to an acquisition made in the fourth quarter of 2008, (3) the decision by Kansas Bankers Surety Company (“KBS”) late in 2008 to exit the bank deposit guarantee bond line of insurance as rapidly as feasible, and (4) increased losses incurred by KBS, including losses of $2.4 million, after taxes, on deposit guarantee bonds, resulting from the failure of two banks during the first six months of 2009.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $382.2 million at June 30, 2009, and $297.6 million at December 31, 2008.
     Wesco’s liability for unpaid losses and loss adjustment expenses at June 30, 2009 totaled $289.8 million, compared to $215.3 million at December 31, 2008. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s 2008 10K.
     Wesco’s consolidated borrowings totaled $34.2 million at June 30, 2009, compared to $40.4 million at December 31, 2008. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at June 30, 2009, were essentially unchanged from the $142.2 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of Wesco’s 2008 10-K.
     Wesco’s shareholders’ equity at June 30, 2009 was $2.3 billion ($328.56 per share), down $38.4 million from the $2.4 billion ($333.96 per share) reported at December 31, 2008, but up $221.6 million during the second quarter. Wesco carries its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The decrease in shareholders’ equity for the six-month period, as well as the increase in the figure for the second quarter, reflected principally the fluctuations in fair values of Wesco’s equity investments since yearend 2008. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet at any given time.
     In response to the crises in the financial and capital markets and the global recession, the U.S. and other governments around the world are taking measures to stabilize financial institutions, regulate markets and stimulate economic activity. While management hopes such actions will prove successful, the potential impact on Wesco is not clear at this time. It is expected that the current economic conditions will persist at least through 2009 before meaningful improvements become evident. Wesco’s subsidiaries have taken and will continue to take cost-reduction actions to manage through the current economic situation.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Insurance segment:
Underwriting	$(1,940)	$364	$3,109	$2,075
Investment income	13,822	14,552	30,038	29,873
Furniture rental segment	1,530	6,119	574	9,652
Industrial segment	(285)	599	(673)	895
Other	(197)	(61)	(159)	(205)

Consolidated net income	$12,930	$21,573	$32,889	$42,290

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Insurance premiums written —
Reinsurance	$67,212	$106,796	$192,162	$187,975
Primary	2,250	5,262	5,062	11,188

Total	$69,462	$112,058	$197,224	$199,163

Insurance premiums earned —
Reinsurance	$74,286	$65,027	$149,870	$86,436
Primary	3,016	5,151	6,729	10,122

Total	77,302	70,178	156,599	96,558

Insurance losses, loss adjustment expenses and underwriting expenses	80,286	69,619	151,815	93,366
Underwriting gain (loss), before income taxes:
Reinsurance	(192)	(1,094)	7,446	(1,042)
Primary	(2,792)	1,653	(2,662)	4,234

Total	(2,984)	559	4,784	3,192
Income taxes	(1,044)	195	1,675	1,117

Underwriting gain (loss), after taxes	$(1,940)	$364	$3,109	$2,075

     At June 30, 2009, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with NICO to assume 2% part of NICO’s 20% quota share reinsurance of Swiss Re incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc. (the “aviation business”).

     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses are generally reported to NICO and Wes-FIC 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of its, as well as Wes-FIC’s management’s, assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years.
     Written reinsurance premiums for the second quarter of 2009 included $56.7 million relating to the Swiss Re contract, versus $96.1 million for the second quarter of 2008. Inasmuch as the Swiss Re contract incepted as of the beginning of 2008, data for the first quarter of that year was based entirely on estimates determined from publicly available information related to periods prior to inception of the contract. When Swiss Re reported its actual first quarter data in the second quarter of 2008, Wes-FIC learned that a disproportionately large amount of Swiss Re’s annual premiums are written in the first quarter, and recorded an adjustment in the second quarter to reflect the amount by which written premiums had been underestimated for the first quarter. By 2009, management had gained a year’s working knowledge in projecting Swiss Re’s written premiums under the contract, causing it to increase its estimate to a significantly higher amount of written premium volume for the first quarter of 2009 than it had estimated for the first quarter of 2008. Thus, written premiums under the contract for the second quarter of 2009 did not include as significant a “true up” as was required in the second quarter of 2008. Written reinsurance premiums under the Swiss Re contract for the first six months of 2009 were $173.6 million, 2.1% higher than those for the corresponding period of 2008. The increase in Swiss Re premiums for the 2009 period was the result of taking into account Swiss Re’s published projection of additional premium growth for 2009 in development of the estimate of 2009 written premium volume, further adjusted with respect to the fluctuation of the value of the U.S. Dollar relative to the foreign currencies in which Swiss Re does a significant portion of its business. Written aviation-related reinsurance premiums were $10.5 million for the second quarter of 2009, a decrease of $0.3 million (2.3%) from the corresponding 2008 figure. For the first six months of 2009, written aviation-related reinsurance premiums of $18.6 million were $0.7 million (3.8%) higher than the corresponding 2008 figure. These fluctuations were attributed principally to premiums written by the workers’ compensation pool. The aviation pool manager has purchased less hull and liability reinsurance in 2009 than in 2008, with the result that premium volume of those pools has remained relatively unchanged in the current year, in spite of increased competitive pressures.
     Earned premiums under the Swiss Re contract were $65.2 million for the second quarter of 2009 and $53.4 million for the second quarter of 2008, and $131.7 million and $67.3 million for the respective six-month periods. These figures represent increases of $11.8 million (22.1%) for the second quarter and $64.4 million (95.6%) for the first six months of 2009 as compared with the corresponding 2008 figures. Earned premiums for a fiscal quarter typically include two components: (1) amortization of the portion of that quarter’s written premiums relating to the insurance coverages provided during the period, and (2) amortization of unearned premiums as of the beginning of that quarter relating to the coverages provided during the quarter. Because the contract incepted as of the beginning of 2008, there were no unearned premiums at inception to be amortized into earned revenues for the first quarter of 2008. By yearend, however, Wes-FIC had accumulated $82.1 million of unearned premiums, a portion of which was amortized into earned premium revenues during each of the 2009 periods. In addition, the volume of premiums written during the 2009 periods was slightly higher than in the comparable 2008 periods. Earned premiums of the aviation business were $9.1 million and $18.2 million for the second quarter and first six months of 2009 and $11.6 million and $19.1 million for the corresponding periods of 2008, declining $2.5 million (21.1%) and $0.9 million (4.7%), respectively, from period to period. These figures reflect not only the fluctuations in written premiums explained above, but the figure for the second quarter of 2008 also included an adjustment reflecting the amount by which earned premiums for earlier periods had been underestimated. Although the changes in estimated premiums affected the comparability of earned premiums from period to period, they did not significantly affect pre-tax or after-tax underwriting results.
     Written primary insurance premiums decreased by $3.0 million (57.2%) for the second quarter and $6.1 million (54.8%) for the first six months of 2009 from those of the corresponding periods of 2008. Earned primary insurance premiums decreased by $2.1 million (41.5%) for the second quarter and $3.4 million (33.5%) for the six-month period. The decreases were attributable principally to KBS’s decision late in 2008 to discontinue its bank deposit guarantee bond line of insurance, which insures deposits above FDIC limits for specific customers of mainly Midwestern banks, and which represented approximately half of KBS’s premium volume for 2008. Wesco reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, that events in the banking industry, including a number of bank failures, had caused management to become less confident in the long-term profitability of this line of business. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible and stopped renewing bond coverages. In mid-November 2008, it began to issue 90-day notices of non-voluntary bond cancellation. As a result, the aggregate face amount of outstanding bonds has been reduced, from $9.7 billion at September 30, 2008, when 1,671 separate institutions were insured, to $1.0 billion, insuring deposits in 270 institutions, at June 30, 2009, and $0.6 billion, insuring deposits in 166 institutions as of July 31, 2009. KBS anticipates that outstanding deposit guaranty bonds will decline to approximately $106 million, insuring 34 institutions, by September 30, 2009; $50 million, insuring 21 institutions by December 31, 2009; $11 million deposited in three institutions by June 30, 2010; $3 million deposited in one institution by December 31, 2010, and zero, in July 2011.
     KBS management maintains familiarity with its customers and endeavors to avoid insuring deposits of banks deemed to present unacceptable risks. In order to limit exposure to loss from deposit guarantee bonds, KBS management regularly updates its list ranking the banks it believes to be the 250 weakest in the nation based on data obtained from quarterly financial “Call” reports filed by all domestic banks with their banking regulators. Data by which banks are rated includes, capital to asset ratio, brokered deposits, loan to deposit ratio, loans to insiders, loan delinquencies and non-accruing loans. Procedures followed by KBS management with respect to customer banks whose names are on the list might include the issuance of 90-day notices of non-voluntary cancellation. As of July 31, 2009, of the 166 banks for which deposit guarantee bonds were outstanding, four banks, whose outstanding deposit guarantee bonds aggregated $23.2 million, were included on KBS’s “watch” list. All four of those banks are believed to have adequate capital and liquidity to pose little danger of failure before the outstanding deposit guarantee bonds expire in August and September, 2009. KBS management believes that few of the institutions for which deposit guarantee bonds are outstanding, whose names are not included on its list of the weaker banks, are facing a significant risk of failure, and through policy limits and reinsurance, KBS has effectively limited its exposure per bank (or group of affiliated banks) to $7.6 million, after taxes.

     In previous reports on Forms 10-K and 10-Q it was reported that that some portion of deposit guarantee losses KBS has incurred may eventually be recovered as the FDIC liquidates each failed bank’s assets and distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). Early in the second quarter of 2009 KBS received $0.5 million in partial recovery of the loss of $4.7 million sustained in the third quarter of 2008. Additional recoveries, if any, with regard to that loss or others, will be recorded when received. As noted above, KBS has stopped writing coverage for excess bank deposits and is taking steps to lessen its exposure to losses from bank failures as rapidly as feasible.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period and have generally been favorable. Wesco reported in its 10-Q for the first quarter of 2009 that underwriting results under the Swiss Re contract for the quarter had benefited by $6.0 million, before taxes, reflecting an adjustment in recognition of more favorable underwriting results reported by Swiss Re for calendar 2008 than had been reflected in Wes-FIC’s estimate of Swiss Re’s results under the contract during 2008. Swiss Re conducts a significant amount of its business in currencies other than the U.S. Dollar. Wes-FIC recognized pre-tax underwriting losses of $1.5 million under the Swiss Re contract for the second quarter of 2009 and $1.9 million, before taxes, under the contract, for the second quarter of 2008. The underwriting loss for the second quarter of 2009 reflected mainly the declining value of the U.S. Dollar relative to other currencies in which Swiss Re conducts its business. Wesco does not view these currency fluctuations as material to its arrangement under the contract and does not hedge against such fluctuations. The underwriting loss under the contract for the second quarter of 2008 resulted mainly from Wes-FIC’s use of less favorable percentages for loss and expense reserving in the earlier year. Underwriting gains under the aviation-related reinsurance contracts were $1.4 million and $0.9 million, before taxes, for the quarters ended June 30, 2009 and 2008, and $3.1 million and $1.3 million, before taxes, for the six-month periods then ended. The frequency and severity of aviation-related losses tend to be volatile, and experience was more favorable during the 2009 periods than for those of 2008.
     Primary insurance activities resulted in pre-tax underwriting losses of $2.8 million for the second quarter and $2.7 million for the first six months of 2009, versus underwriting gains of $1.6 million and $4.2 million, before taxes, for the respective 2008 periods. Not only had the line of deposit guarantee bonds been a source of underwriting gains in the year-earlier periods, but KBS operates with few employees and from modest facilities, thus limiting its ability to reduce operating and other expenses as a consequence of exiting the deposit guarantee bond line of insurance. Losses incurred by Wesco’s insurance segment, by their very nature, fluctuate from period to period in both frequency and magnitude. Losses incurred by KBS in the first half of 2009 were significantly higher than those incurred in the first half of 2008. In the first six months of 2009, KBS recorded pre-tax losses of $4.2 million relating to two bank failures, including $3.2 million in the second quarter, less $0.5 million received from the FDIC in connection with a loss incurred in the third quarter of 2008, discussed above.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.

     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Investment income, before taxes	$16,243	$17,732	$35,267	$36,766
Income taxes	2,421	3,180	5,229	6,893

Investment income, after taxes	$13,822	$14,552	$30,038	$29,873

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). In the latter part of 2008 Wesco invested $205 million, at cost, in shares of newly issued 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. in connection with an investment by other Berkshire subsidiaries. The amount had previously been invested principally in cash-equivalent investments with respect to which interest rates have been declining for more than one year. For the second quarter and first six months of 2009, dividend income increased by $1.1 million and $5.5 million, and interest income decreased by $2.6 million and $7.0 million, as compared with the components of investment income for the corresponding periods of 2008.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 14.9% and 17.9% for the quarters ended June 30, 2009 and 2008, and 14.8% and 18.7% for the six-month periods then ended. The fluctuations in the percentages reflect the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Furniture rentals	$81,365	$87,827	$164,064	$168,543
Furniture sales	15,364	14,706	32,510	30,329
Service fees	2,048	2,756	3,397	4,197

Total revenues	98,777	105,289	199,971	203,069

Cost of rentals, sales and fees	24,872	23,750	51,631	46,394
Selling, general and administrative expenses	71,268	70,875	147,149	139,710
Interest expense	205	412	460	939

	96,345	95,037	199,240	187,043

Income before income taxes	2,432	10,252	731	16,026
Income taxes	902	4,133	157	6,374

Segment net income	$1,530	$6,119	$574	$9,652

     Furniture rental revenues for the second quarter of 2009 decreased $6.5 million (7.4%) from those of the second quarter of 2008, and for the first six months of 2009, by $4.5 million (2.7%) from those of the first six months of 2008. Excluding $18.9 million and $13.7 million of rental revenues from trade shows and locations not in operation throughout each of the three-month periods, and $39.8 million and $25.9 million of similar revenues for each of the six-month periods, rental revenues decreased 15.7% from those of the 2008 quarter and 12.8% from those of the first six months of 2008. The number of furniture leases outstanding at the end of the second quarter of 2009, excluding leases acquired from Aaron Rents, Inc. in November 2008, declined 13.9% from the number outstanding at the end of the second quarter of 2008. This downward trend that started late in 2006 has been exacerbated by the current economic recession. Traditionally, growth in furniture rental revenues is closely tied to periods of economic expansion, and in this prolonged period of economic contraction, CORT’s furniture rental revenues have decreased despite some strategic acquisitions and price increases.
     Furniture sales revenues for the second quarter of 2009 increased $0.7 million (4.5%) from those of the second quarter of 2008, and for the first six months of 2009, have increased $2.2 million (7.2%) from those of the first six months of 2008. The increase in sales revenues is primarily due to the addition of twenty new retail showrooms over the year ago period, attributed mainly to the Aaron Rents acquisition. The sales revenues increase represents a higher volume of furniture sold at lower average prices in an effort to control inventory. In the current recessionary period, management expects that gross profit margins on furniture sales will be somewhat lower than in periods of economic growth due to the necessity to aggressively manage rental inventory levels in the face of lower customer demand.
     Service fees for the second quarter of 2009 decreased by $0.7 million (25.7%) from those reported for the second quarter of 2008, and for the first six months of 2009, by $0.8 million (19.1%) from those of the first six months of 2008. Despite the significant investment made by CORT in recent years towards the expansion and marketing of its relocation services to both individual and corporate relocation customers, service fee revenues remain disappointing. In light of the current economic environment, management is focusing its efforts on managing operating costs associated with rental relocation services and leveraging CORT’s existing investment to drive higher-margin furniture rental revenues.
     Cost of rentals, sales and fees amounted to 25.2% and 25.8% of revenues for the second quarter and first six months of 2009, versus 22.6% and 22.8% for the corresponding periods of 2008. The increase in costs as a percentage of revenue was primarily due to an increase in depreciation expense on rental furniture acquired from Aaron Rents in November 2008 and a significant decrease in profit margin on furniture sales.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $71.5 million for the second quarter of 2009, up $0.2 million (0.3%) from the $71.3 million incurred in the second quarter of 2008, and $147.7 million for the first six months of 2009, up $7.0 million (5.0%) from the $140.6 million reported for the first six months of 2008. The increase in operating expenses was due principally to the incremental costs associated with the November 2008 business acquisition, which were primarily employee-related costs and $4.4 million in non-recurring amortization expense relating to the value assigned to rental contracts acquired. Management is aggressively seeking to reduce operating expenses, but no significant benefit from these cost cutting initiatives has yet been realized.
     Income before income taxes of the furniture rental segment amounted to $2.4 million in the second quarter and $0.7 million for the first six months of 2009, versus $6.1 million in the second quarter and $9.7 million for the first six months of 2008, as explained above.

Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues	$9,134	$16,867	$19,144	$32,551

Cost of sales and services	$7,780	$13,738	$16,559	$26,861
Selling, general and administrative expenses	1,827	2,132	3,700	4,199

Income (loss) before income taxes	$(473)	$997	$(1,115)	$1,491
Income taxes	(188)	398	(442)	596

Segment net income (loss)	$(285)	$599	$ (673)	$895

     Reference is made to pages 30 and 31 of Wesco’s 2008 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated beginning in the latter half of 2008 by recessionary conditions.
     Revenues for the second quarter and first six months of 2009 decreased by $7.7 million (45.8%) and $13.4 million (41.2%) from those of the corresponding periods of 2008. Sales fell by 4.7 million pounds (44.2%) for the second quarter and 9.6 million pounds (44.8%) for the first six-months of 2009, from the corresponding volume of pounds sold during the corresponding 2008 periods. For the second quarter of 2009, however, the volume of pounds sold was up 1.1% from the volume sold in the first quarter, possibly an indication that domestic manufacturing activity may have begun to stabilize.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). The segment’s business activities also require a base of operations supported by significant fixed operating costs. The period-to-period decreases in the industrial segment’s pre-tax and net income resulted from the decline in gross profit, despite management’s ongoing efforts to trim expenses aggressively.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2008 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2008. At June 30, 2009, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2008.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 36, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2008 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 48 through 52 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2009, except as described in Note 1 to the accompanying condensed consolidated financial statements.
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

WESCO FINANCIAL CORPORATION
Date: August 7, 2009	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)