Form 10-Q
period 2009-09-30
WESCO FINANCIAL CORP
filed 2009-11-06
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 6, 2009

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited).
Condensed consolidated balance sheet — September 30, 2009 and December 31, 2008	4
Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2009 and September 30, 2008	5
Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2009 and September 30, 2008	6
Notes to condensed consolidated financial statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-21
EX-31.(a)
EX-31.(b)
EX-32.(c)
EX-32.(d)
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 37 – 39 of the Form 10-K Annual Report for the year ended December 31, 2008, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk and interest rate risk at Wesco. There have been no material changes through September 30, 2009.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2009	2008
ASSETS

Cash and cash equivalents	$414,505	$297,643
Investments —
Securities with fixed maturities	30,738	28,656
Equity securities	2,029,974	1,868,293
Receivable from affiliates	190,285	133,396
Rental furniture	192,778	217,597
Goodwill of acquired businesses	277,970	277,742
Other assets	227,754	227,368

	$3,364,004	$3,050,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$272,663	$164,424
Unaffiliated business	48,830	50,844
Unearned insurance premiums —
Affiliated business	131,562	94,544
Unaffiliated business	11,888	13,251
Deferred furniture rental income and security deposits	14,626	17,674
Notes payable	32,800	40,400
Income taxes payable, principally deferred	272,428	230,657
Other liabilities	60,344	61,145

	845,141	672,939

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	259,536	152,763
Retained earnings	2,226,003	2,191,669

Total shareholders’ equity	2,518,863	2,377,756

	$3,364,004	$3,050,695

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Revenues:
Furniture rentals	$77,201	$86,204	$241,265	$254,747
Sales and service revenues	27,469	35,848	82,520	102,925
Insurance premiums earned —
Affiliated business	78,447	57,164	223,751	140,099
Unaffiliated business	3,871	6,323	15,166	19,946
Dividend and interest income	15,872	20,472	51,462	57,814
Other	1,024	990	3,037	3,008

	203,884	207,001	617,201	578,539

Costs and expenses:
Cost of products and services sold	33,090	39,785	101,281	113,040
Insurance losses and loss adjustment expenses —
Affiliated business	53,826	43,575	154,766	99,051
Unaffiliated business	5,865	10,847	9,832	18,885
Insurance underwriting expenses —
Affiliated business	24,759	17,614	67,195	42,225
Unaffiliated business	1,001	1,019	5,473	6,260
Selling, general and administrative expenses	72,923	73,899	226,168	220,287
Interest expense	92	422	552	1,361

	191,556	187,161	565,267	501,109

Income before income taxes	12,328	19,840	51,934	77,430
Income taxes	2,446	3,676	9,163	18,976

Net income	9,882	16,164	42,771	58,454

Retained earnings — beginning of period	2,218,934	2,157,326	2,191,669	2,120,518
Cash dividends declared and paid	(2,813)	(2,741)	(8,437)	(8,223)

Retained earnings — end of period	$2,226,003	$2,170,749	$2,226,003	$2,170,749

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.39	$2.27	$6.01	$8.21

Cash dividends	$.395	$.385	$1.185	$1.155

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2009	2008
Cash flows from operating activities, net	$134,317	$113,500

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	3,571	3,714
Purchases of equity securities	—	(144,071)
Purchases of securities with fixed maturities	(4,245)	—
Purchases of rental furniture	(39,926)	(66,982)
Sales of rental furniture	48,133	46,755
Additions to condominium construction in process	(5,051)	(24,301)
Acquisitions of businesses, net of cash acquired	(878)	(4,916)
Other, net	(3,127)	(5,661)

Net cash flows from investing activities	(1,523)	(195,462)

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	(7,600)	5,800
Payment of cash dividends	(8,437)	(8,223)

Net cash flows from financing activities	(16,037)	(2,423)

Effect of foreign currency exchange rate changes	105	(627)

Increase (decrease) in cash and cash equivalents	116,862	(85,012)

Cash and cash equivalents — beginning of period	297,643	526,722

Cash and cash equivalents — end of period	$414,505	$441,710

Supplementary information:
Interest paid during period	$639	$1,406
Income taxes paid, net, during period	24,436	14,757

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through November 6, 2009. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 48 through 60 of its 2008 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 48 through 52.
     Consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (the “IRS”) through 1998. The IRS has completed its audit of the Federal tax returns for the years 1999 through 2006. The examination for these years is currently in the IRS’ appeals process. Wesco management believes that the ultimate outcome of the Federal income tax audits will not materially affect Wesco’s consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after September 30, 2009 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	September 30, 2009		December 31, 2008
		Estimated Fair		Estimated Fair
	Amortized Cost	(Carrying) Value	Amortized Cost	(Carrying) Value
Mortgage-backed securities	$19,921	$21,739	$21,894	$22,886
Other, principally U.S. government obligations	8,261	8,999	5,606	5,770

	$28,182	$30,738	$27,500	$28,656

     At periods ended September 30, 2009 and December 31, 2008, the estimated fair values of securities with fixed maturities contained no unrealized losses.

     Following is a summary of investments in marketable equity securities (all common stocks):

	September 30, 2009		December 31, 2008
		Fair (Carrying)		Fair (Carrying)
	Cost	Value	Cost	Value
The Procter & Gamble Company	$372,480	$361,421	$372,480	$385,757
The Coca-Cola Company	40,761	386,941	40,761	326,198
Wells Fargo & Company	382,779	356,285	382,779	372,722
Kraft Foods Incorporated	325,816	262,700	325,816	268,500
US Bancorp	266,940	218,600	266,940	250,100
Other	243,661	444,027	243,661	265,016

	$1,632,437	$2,029,974	$1,632,437	$1,868,293

     Fair values of equity securities included gross unrealized losses of $200,998 at September 30, 2009 and $164,054 at December 31, 2008. None of the securities were in unrealized loss positions for twelve months or more as of those dates.
     Other equity securities includes an investment of $205,000, at cost, in shares of newly-issued 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to acquire up to approximately 1.78 million shares of GS common stock, at any time until they expire on October 1, 2013, at a price of $115 per share. The investment was made in connection with an investment made by other Berkshire Hathaway subsidiaries late in 2008. GS has the right to call the preferred shares for redemption at any time at a premium of 10%.
Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Net income	$9,882	$16,164	$42,771	$58,454
Foreign currency translation adjustment, net of tax*	(230)	(681)	721	(627)
Increase in unrealized appreciation of investments, net of income tax effect of $92,146, $138,445, $57,028 and $24,581	172,716	255,619	106,052	44,855

Comprehensive income	$182,368	$271,102	$149,544	$102,682

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2008, from the local currency to U.S. dollars.
Dollar amounts in thousands, except for amounts per share

Note 4. Fair value measurements
     Following is a summary of Wesco’s financial instruments measured at fair value as of September 30, 2009 on a recurring basis by the type of inputs applicable to fair value measurement.

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Investments in fixed-maturity securities	$30,738	$—	$30,738	$—
Investments in equity securities	2,029,974	1,671,625	—	358,349
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
     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in Equity
Securities
Balance as of December 31, 2008	$209,510
Unrealized gains on level 3 investments, included in other comprehensive income	148,839
Purchases	—

Balance as of September 30, 2009	$358,349

Dollar amounts in thousands, except for amounts per share

Note 5. Goodwill
     Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to their assets acquired and liabilities assumed. All goodwill acquired is assigned to the reporting unit that the related assets are employed in and the liabilities relate to, as it is believed that those reporting units benefit from the acquisition. The Company accounts for goodwill in accordance with generally accepted accounting principles in the United States of America, which requires a test for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is performed in two phases. The first step compares the carrying value of the reporting unit, including goodwill, to its estimated fair value. If the carrying value is greater than the estimated fair value of the unit, a second step is required, comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
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
     The Company performed its annual impairment tests in the fourth quarter of 2008 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the third quarter of 2009, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2008 and noted that no events had occurred, nor had circumstances changed significantly subsequent to yearend, that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
     The length and magnitude of the economic recession which became evident in 2008 and continued into 2009 has had a negative impact on the Company’s reporting units to date, but the extent of that impact over the long term cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the recession has an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Environmental matters
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Dollar amounts in thousands, except for amounts per share

Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Insurance segment:
Revenues	$98,190	$83,665	$290,056	$216,989
Net income	10,249	10,492	43,396	42,440
Goodwill of acquired businesses	26,991	26,991	26,991	26,991
Assets at end of period	2,715,999	2,789,022	2,715,999	2,789,022

Furniture rental segment:
Revenues	$94,875	$105,246	$294,846	$308,315
Net income	18	5,083	592	14,735
Goodwill of acquired businesses	250,979	241,343	250,979	241,343
Assets at end of period	522,810	500,442	522,810	500,442

Industrial segment:
Revenues	$9,795	$16,806	$28,939	$49,357
Net income (loss)	(186)	521	(859)	1,416
Assets at end of period	18,393	21,470	18,393	21,470

Other items unrelated to business segments:
Revenues	$1,024	$1,284	$3,360	$3,878
Net income (loss)	(199)	68	(358)	(137)
Assets at end of period	106,802	111,101	106,802	111,101

Consolidated totals:
Revenues	$203,884	$207,001	$617,201	$578,539
Net income	9,882	16,164	42,771	58,454
Goodwill of acquired businesses	277,970	268,334	277,970	268,334
Assets at end of period	3,364,004	3,422,035	3,364,004	3,422,035

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
Results of Operations
     Wesco’s operating results have been significantly impacted by declining economic activity and the turmoil affecting the liquidity of the banking system, which became evident in the latter half of 2008. Consolidated net income decreased to $9.9 million for the third quarter of 2009 compared to $16.2 million for the third quarter of 2008, and to $42.8 million for the first nine months of 2009 compared to $58.5 million for the corresponding period of 2008. These decreases were attributable mainly to (1) weaknesses in CORT’s furniture rental and Precision Steel’s businesses due significantly to the recessionary economic environment, and (2) decreased investment income resulting not only from an ongoing decline in interest rates on short-term investments, but also from a reduction in dividends received. The negative impact on Wesco’s earnings resulting from the foregoing factors has been partially offset by improved underwriting results of Wesco’s insurance businesses.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $414.5 million at September 30, 2009, and $297.6 million at December 31, 2008.
     Wesco’s liability for unpaid losses and loss adjustment expenses at September 30, 2009 totaled $321.5 million, compared to $215.3 million at December 31, 2008. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s 2008 10K.

     Wesco’s consolidated borrowings totaled $32.8 million at September 30, 2009, compared to $40.4 million at December 31, 2008. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at September 30, 2009, were essentially unchanged from the $142.2 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 32 of Wesco’s 2008 10-K.
     Wesco’s shareholders’ equity at September 30, 2009 was $2.5 billion ($353.78 per share), up $141.1 million from the $2.4 billion ($333.96 per share) reported at December 31, 2008. Wesco carries its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The increase in shareholders’ equity for the nine-month period reflected principally the net increase in fair values of Wesco’s equity investments. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet at any given time.
     In response to the crises in the financial and capital markets and the global recession, the U.S. and other governments around the world have been taking measures to stabilize financial institutions, regulate markets and stimulate economic activity. While management hopes such actions will prove successful, the potential impact on Wesco is not clear at this time. Management expects that the current weak economic conditions will persist at least through 2009 before meaningful improvements become evident. Wesco’s subsidiaries have taken and will continue to take cost-reduction actions to manage through this economic situation. Management believes that the economic franchises of Wesco’s principal business units remain intact and that their operating results will ultimately return to more normal historical levels, although it cannot predict the timing of a recovery.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Insurance segment:
Underwriting gain (loss)	$(2,035)	$(6,220)	$1,074	$(4,145)
Investment income	12,284	16,712	42,322	46,585
Furniture rental segment	18	5,083	592	14,735
Industrial segment	(186)	521	(859)	1,416
Other	(199)	68	(358)	(137)

Consolidated net income	$9,882	$16,164	$42,771	$58,454

Net income per capital share based on 7,119,807 shares outstanding throughout each period	$1.39	$2.27	$6.01	$8.21

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Insurance premiums written —
Reinsurance	$75,427	$46,848	$267,589	$234,823
Primary	2,368	5,045	7,430	16,233

Total	$77,795	$51,893	$275,019	$251,056

Insurance premiums earned —
Reinsurance	$79,611	$58,033	$229,481	$144,469
Primary	2,707	5,454	9,436	15,576

Total	82,318	63,487	238,917	160,045

Insurance losses, loss adjustment expenses and underwriting expenses —
Reinsurance	79,796	59,273	222,220	146,751
Primary	5,655	13,782	15,046	19,670

Total	85,451	73,055	237,266	166,421

Underwriting gain (loss), before income taxes —
Reinsurance	(185)	(1,240)	7,261	(2,282)
Primary	(2,948)	(8,328)	(5,610)	(4,094)

Total	(3,133)	(9,568)	1,651	(6,376)
Income taxes	(1,098)	(3,348)	577	(2,231)

Underwriting gain (loss), after taxes	$(2,035)	$(6,220)	$1,074	$(4,145)

     At September 30, 2009, in-force reinsurance business consisted of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with NICO to assume 2% part of NICO’s 20% quota share reinsurance of Swiss Re incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the

“Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc. (the “aviation business”).
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses are generally reported to NICO and Wes-FIC 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by NICO’s and Wes-FIC’s common management for the activity not yet reported. Such estimates are developed by NICO and Wes-FIC based on information publicly available and adjusted for the impact of their assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years (“reserve development”).
     Written reinsurance premiums included $67.6 million for the third quarter and $241.2 million for the first nine months of 2009 relating to the Swiss Re contract, versus $39.2 million and $209.3 million for the corresponding periods of 2008. These figures represented increases of 72.4% for the third quarter and 15.3% for the nine-month period. Written aviation-related reinsurance premiums were $7.8 million for the third quarter of 2009, up 1.8% from the corresponding 2008 figure. For the first nine months of 2009, written aviation-related reinsurance premiums of $26.4 million were 3.1% higher than the corresponding 2008 figure. The aviation pool manager, who manages overall risk through the purchase of hull and liability reinsurance, has purchased less reinsurance in 2009 than in 2008, with the result that the premium volume of those pools has increased slightly, despite increased competitive pressures.
     Earned reinsurance premiums under the Swiss Re contract were $71.8 million for the third quarter and $203.5 million for the first nine months of 2009, 45.1% and 74.1% higher than the $49.5 million and $116.8 million reported for the respective periods of 2008. Earned premiums for a fiscal period typically include two components: (1) amortization of the portion of that period’s written premiums relating to the insurance coverages provided during the period, and (2) amortization of unearned premiums as of the beginning of that period relating to the coverages provided during the period. Because the Swiss Re contract incepted as of the beginning of 2008, there were no unearned premiums at inception to be amortized into earned revenues for 2008. By yearend, however, Wes-FIC had accumulated $82.1 million of unearned premiums, a portion of which was amortized into earned premium revenues during each of the 2009 periods. Earned premiums of the aviation business were $7.9 million and $26.1 million for the third quarter and first nine months of 2009 and $8.5 million and $27.6 million for the corresponding periods of 2008, representing decreases of 7.5% for the quarter and 5.5% for the nine-month period of 2009. These fluctuations are not considered significant.
     Underwriting results of Wesco’s insurance segment have generally been favorable, but have fluctuated from period to period for various reasons, including competitiveness of pricing in terms of premiums charged for risks assumed, and volatility of losses incurred.

     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period and have generally been favorable. Underwriting results for the Swiss Re contract resulted in a pre-tax underwriting loss of $1.6 million for the third quarter and a pre-tax underwriting gain of $2.8 million for the first nine months of 2009, versus pre-tax underwriting losses of $5.1 million and $7.4 million for the corresponding periods of 2008. These figures represent improvements of $3.5 million for the third quarter and $10.2 million for the first nine months. During the third quarter of 2008, Hurricanes Gustav and Ike struck the Caribbean and the Gulf coast region of the United States, producing large catastrophe losses for the property-casualty insurance industry. Wes-FIC estimated that its share of Swiss Re’s losses from those events was $13.5 million, before taxes, and recorded that amount, based on management’s assessment of publicly available information. As of the end of the third quarter 2009, Wes-FIC has recorded a cumulative $15.9 million of Hurricane Gustav and Ike incurred losses based on subsequent reports from Swiss Re. Wesco reported in its 10-Q for the first quarter of 2009 that underwriting results under the Swiss Re contract for that quarter had benefited by $6.0 million, before taxes, reflecting an adjustment in recognition of more favorable underwriting results reported by Swiss Re for calendar 2008 than had been reflected in Wes-FIC’s estimate of Swiss Re’s results under the contract during 2008. Swiss Re conducts a significant amount of its business in currencies other than the U.S. Dollar. Wes-FIC has been reserving for Swiss Re losses at a lower rate during 2009 than in 2008; however, the 2009 figures also reflect the detrimental effects of the declining value of the U.S. Dollar relative to other currencies in which Swiss Re conducts its business. Wesco does not hedge against such fluctuations recognizing that foreign exchange risk is an inherent part of assuming risks denominated in other currencies, which it is willing to retain.
     Underwriting gains from the aviation-related reinsurance contracts were $1.4 million and $3.9 million, before taxes, for the quarters ended September 30, 2009 and 2008, and $4.5 million and $5.2 million, before taxes, for the nine-month periods then ended. The frequency and severity of aviation-related losses tend to be volatile, and experience was less favorable in the more recent periods.
     Written primary insurance premiums decreased by $2.7 million (53.1%) for the third quarter and $8.8 million (54.2%) for the first nine months of 2009 from those of the corresponding periods of 2008. Earned primary insurance premiums decreased by $2.7 million (50.4%) for the third quarter and $6.1 million (39.4%) for the nine-month period. The decreases were attributable principally to KBS’s decision late in 2008 to discontinue its bank deposit guarantee bond line of insurance, which insures deposits above FDIC limits for specific customers of mainly Midwestern banks, and which represented approximately half of KBS’s premium volume for 2008. Wesco reported in its Form 10-Q for the quarter ended September 30, 2008, that events in the banking industry, including a number of bank failures, had caused management to become less confident in the long-term profitability of this line of business. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible and stopped renewing bond coverages. In mid-November 2008, it began to issue 90-day notices of non-voluntary bond cancellation. As a result, the aggregate face amount of outstanding deposit guarantee bonds has been reduced, from $9.7 billion at September 30, 2008, when 1,671 separate institutions were insured by KBS, to $80 million, insuring deposits in 27 institutions, at October 31, 2009. KBS anticipates that outstanding guarantee bonds will decline to an approximately $50 million deposited in 21 institutions by December 31, 2009, to approximately $3 million deposited in one institution by December 31, 2010, and to zero, by August 1, 2011.
     Through the use of underwriting practices, policy limits and reinsurance, KBS endeavors to limit its risk exposure. Its management maintains and regularly updates a list ranking the banks it believes to be the 250 weakest in the nation based on data obtained from quarterly financial “Call” reports filed by all domestic banks with their banking regulators. Data by which banks are rated includes capital to asset ratio, brokered deposits, loan to deposit ratio, loans to insiders, loan delinquencies and non-accruing loans. Procedures followed by KBS management with respect to customer banks whose names are on the list might include the issuance of notices of non-voluntary cancellation. As of October 31, 2009, none of the 27 banks for which deposit guarantee bonds were outstanding were included on KBS’s list of 250 weakest banks in the nation. KBS management believes that few, if any, of the institutions for which deposit guarantee bonds are outstanding, are facing a significant risk of failure. None of the banks whose deposits are currently insured by KBS exposes it to an after-tax loss in excess of $3 million.
     Primary insurance activities resulted in pre-tax underwriting losses of $2.9 million for the third quarter and $5.6 million for the first nine months of 2009, versus $8.3 million and $4.1 million for the respective 2008 periods. The nine-month 2009 figure reflects losses of $3.6 million resulting from the FDIC’s seizure of two banks in the first half of the year, and $3.4 million of loss development recorded in the second and third quarters with respect to two large claims originating in earlier years. The 2008 figures reflect three large third-quarter claims which aggregated $11.9 million, including $7.2 million resulting from the FDIC’s seizure of a bank, and loss development of $4.0 million with respect to a claim originally recorded in an earlier year.
     As the FDIC liquidates each failed bank’s assets, it typically distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). Early in the second quarter of 2009, KBS received $0.5 million in partial recovery of the loss sustained in the third quarter of 2008. Additional recoveries, if any, with regard to that loss or others, will be recorded when received.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period. KBS operates with few employees and from modest facilities, thus limiting its ability to reduce operating and other expenses as a consequence of exiting the deposit guaranty bond line of insurance, as it redoubles its efforts to increase the volume of profitable insurance volume in its highly competitive market.
Following is a summary of investment income produced by Wesco’s insurance segment. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Investment income, before taxes	$15,872	$20,178	$51,139	$56,944
Income taxes	3,588	3,466	8,817	10,359

Investment income, after taxes	$12,284	$16,712	$42,322	$46,585

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses).
     In the fourth quarter of 2008, Wesco invested $205 million, at cost, in shares of newly issued 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. in connection with an investment by other Berkshire subsidiaries. The amount had previously been invested principally in cash-equivalent investments with respect to which interest rates have been declining for more than one year. Not only have interest rates softened, but Wells Fargo & Company and US Bancorp, in which Wesco’s insurance segment has significant investments, have reduced their quarterly dividend distributions to their shareholders, during 2009. Thus, the insurance segment’s pre-tax dividend income increased by $3.5 million for the first nine months of 2009 and decreased by $2.0 million for the third quarter, and pre-tax interest income declined by $2.3 million for the third quarter and $9.3 million for the first nine months, as compared with the corresponding 2008 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 22.6% and 17.2% for the quarters ended September 30, 2009 and 2008, and 17.2% and 18.2% for the nine-month periods then ended. The fluctuations in the percentages reflect the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Revenues:
Furniture rentals	$77,201	$86,204	$241,265	$254,747
Furniture sales	15,623	16,426	48,133	46,755
Service fees	2,051	2,616	5,448	6,813

Total revenues	94,875	105,246	294,846	308,315

Cost of rentals, sales and fees	24,783	25,936	76,414	72,330
Selling, general and administrative expenses	69,928	70,830	217,077	210,540
Interest expense	92	422	552	1,361

	94,803	97,188	294,043	284,231

Income before income taxes	72	8,058	803	24,084
Income taxes	54	2,975	211	9,349

Segment net income	$18	$5,083	$592	$14,735

     Furniture rental revenues for the third quarter of 2009 decreased $9.0 million (10.4%) from those of the third quarter of 2008, and for the first nine months of 2009, by $13.5 million (5.3%) from those of the first nine months of 2008. Excluding $15.7 million and $10.2 million of rental revenues from trade shows and locations not in operation throughout each of the three-month periods, and $55.5 million and $36.1 million of similar revenues for each of the nine-month periods, rental revenues decreased 19.1% from those of the 2008 quarter and 15.1% from those of the first nine months of 2008. The number of furniture leases outstanding at the end of the third quarter of 2009, excluding leases acquired from Aaron Rents, Inc. in November 2008, declined 14.5% from the number outstanding at the end of the third quarter of 2008. This downward trend that started late in 2006 has been exacerbated by the current economic recession. Traditionally, growth in furniture rental revenues is closely tied to periods of economic expansion, and in this prolonged period of economic contraction, CORT’s furniture rental revenues have decreased despite some strategic acquisitions and price increases.

     Furniture sales revenues for the third quarter of 2009 decreased $0.8 million (4.9%) from those of the third quarter of 2008, and for the first nine months of 2009, have increased $1.4 million (3.0%) from those of the first nine months of 2008. The increase in sales revenues was due primarily to the addition of several new retail showrooms over the year-ago period, attributed mainly to the Aaron Rents acquisition. The sales revenues increase represents a higher volume of furniture sold at lower average prices in an effort to control inventory. In the current recessionary period, management expects that gross profit margins on furniture sales will be somewhat lower than in periods of economic growth due to the necessity to aggressively manage rental inventory levels in the face of lower customer demand.
     Service fees for the third quarter of 2009 decreased by $0.6 million (21.6%) from those reported for the third quarter of 2008, and for the first nine months of 2009, by $1.4 million (20.0%) from those of the first nine months of 2008. Despite the significant investment made by CORT in recent years towards the expansion and marketing of its relocation services to both individual and corporate relocation customers, service fee revenues remain disappointing. In light of the current economic environment, management is focusing its efforts on managing operating costs associated with rental relocation services and leveraging CORT’s existing investment to drive higher-margin furniture rental revenues.
     Cost of rentals, sales and fees amounted to 26.1% and 25.9% of revenues for the third quarter and first nine months of 2009, versus 24.6% and 23.5% for the corresponding periods of 2008. The increases in the cost percentages for the current periods were due principally to an increase in depreciation expense attributable to the rental furniture acquired from Aaron Rents in November 2008, and a decrease in profit margin on furniture sold.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $70.0 million for the third quarter of 2009, down $1.2 million (1.7%) from the $71.3 million incurred in the third quarter of 2008, and $217.6 million for the first nine months of 2009, up $5.7 million (2.7%) from the $211.9 million reported for the first nine months of 2008. The decrease in operating expenses in the third quarter of 2009 reflects principally, management’s cost-cutting initiatives starting in the fourth quarter of 2008. The increase in operating expenses for the first nine months of 2009 from the corresponding 2008 figures was due principally to incremental costs attributable to the November 2008 business acquisition, primarily employee-related, as well $4.4 million, representing the completion of amortization early in the second quarter, of the value assigned to rental contracts acquired. Given the uncertainty surrounding the timing of future economic growth, management is aggressively seeking to further reduce operating expenses in the near term.
     Income before income taxes of the furniture rental segment amounted to $0.1 million in the third quarter and $0.8 million for the first nine months of 2009, versus $8.1 million in the third quarter and $24.1 million for the first nine months of 2008, as explained above.

Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Revenues	$9,795	$16,806	$28,939	$49,357

Cost of sales and services	$8,307	$13,849	$24,866	$40,710
Selling, general and administrative expenses	1,797	2,098	5,497	6,297

Income (loss) before income taxes	$(309)	$859	$(1,424)	$2,350
Income taxes	(123)	338	(565)	934

Segment net income (loss)	$(186)	$521	$(859)	$1,416

     Reference is made to pages 30 and 31 of Wesco’s 2008 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated beginning in the latter half of 2008 by recessionary conditions.
     Industrial segment revenues decreased by $7.0 million (41.7%) for the third quarter and $20.4 million (41.4%) for the first nine months of 2009 from those of the corresponding periods of 2008. Sales, in terms of pounds sold, decreased by 3.0 million pounds (32.1%) for the third quarter and by 9.6 million pounds (44.8%) for the first nine-months of 2009, from the corresponding pounds-sold volume of the respective periods of 2008. The decline in pounds sold volume for the most recent quarter compares relatively favorably with the decline in volume of 44.2% for the second quarter of 2009 from that of the second quarter of 2008.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). The segment’s business activities also require a base of operations supported by significant fixed operating costs. The decreases in the industrial segment’s pre-tax and net income for the 2009 periods resulted principally from the decrease in sales and service revenues, which resulted in a decrease in gross profit, in terms of dollars available to absorb operating costs, despite management’s ongoing efforts to trim expenses aggressively.
*    *   *    *    *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 32, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2008 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2008. At September 30, 2009, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2008.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 32 to 36, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2008 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 48 through 52 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2009, except as described in Note 1 to the accompanying condensed consolidated financial statements.
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

WESCO FINANCIAL CORPORATION
Date: November 6, 2009	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)