Form 10-K
period 2009-12-31
WESCO FINANCIAL CORP
filed 2010-03-01
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

Commission file number 1-4720

WESCO FINANCIAL CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	95-2109453 (I.R.S. Employer Identification No.)

301 East Colorado Boulevard, Suite 300, Pasadena, California (Address of Principal Executive Offices)	91101-1901 (Zip Code)
(626) 585-6700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Capital Stock, $1 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was: $390,654,000.

The number of shares outstanding of the registrant’s Capital Stock as of February 26, 2010 was: 7,119,807.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of
Title of Document	Form 10-K

Proxy Statement for 2010 Annual Meeting of Shareholders	Part III. Items 10, 11, 12, 13 and 14

PART I

Item 1.	Business

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

Since 1973, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s Chairman and Chief Executive Officer and economic owner of 24.3% of its stock. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.

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

Wes-FIC’s high statutory net worth (about $2.6 billion at December 31, 2009) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC is also a party to large “quota-share”

reinsurance arrangements under which it shares in premiums and losses proportionately with the ceding companies as described in more detail below.

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

Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated in recent years:

•	Participation, since 2001, in several risk pools managed by a subsidiary of General Reinsurance Corporation, covering principally hull, liability and workers’ compensation exposures, relating to the aviation industry. For the past three years, Wes-FIC has participated to the extent of 16.67% in several hull and liability pools and 5% of a workers’ compensation pool. In July 2009, it began to participate to the extent of 25% in an international pool. Another General Reinsurance Corporation subsidiary provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes-FIC’s exposure to detrimental effects, however, is mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC and unrelated pool members with an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, has access to information regarding significant losses and thus is able to address conflict issues that might arise.

•	Participation, since the beginning of 2008, in a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. Wes-FIC’s share of written premiums under the contract was $294.1 million in 2009, giving rise to earned premiums of $276.7 million, the latter representing 85.6% of Wes-FIC’s 2009 earned premiums and 34.0% of Wesco’s consolidated revenues. Annual premiums in each of the three remaining years under the contract could vary significantly depending on market conditions and opportunities. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 20, for more information about the impact of Wes-FIC’s participation in the Swiss Re contract.

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

Through the latter part of 2008, KBS also offered deposit guarantee bonds which insured bank deposits in excess of federally insured limits. Beginning in 2008, events in the banking industry led to a rapid increase in bank failures. Although few of KBS’s customer banks were believed to be subject to significant risk of failure, management became less confident in the long-term profitability of this line of insurance. Following the failure of one of its customer banks in the third quarter of 2008, resulting in a loss to KBS, and thus, Wesco, of $4.7 million, after taxes, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. Bond premiums accounted for approximately half of KBS’s written premiums of $20 million in 2008.

The aggregate face amount of deposit guarantee bonds has been reduced, from $9.7 billion outstanding at September 30, 2008, to $33 million, currently. The number of institutions that had outstanding KBS bonds has been reduced from 1,671 at September 30, 2008, to ten. KBS is licensed to write business in 29 states; however, in 4 states its insurance has been limited to deposit guarantee bonds. Thus, it is actively writing insurance in 25 states at the present time. Management is hopeful that KBS’s primary insurance premiums will increase, albeit slowly, in future periods.

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

In 2009, premiums of $0.1 million were ceded to the Berkshire Insurance Group, $0.2 million of reinsured losses were allocated to it and $1.4 million of losses which had been allocated to it in 2008, were recovered and repaid to it. In 2008, premiums of $3.4 million were ceded to the Berkshire Insurance Group, and $11.0 million of reinsured losses were allocated to it.

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

A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.6 billion at December 31, 2009. This capital strength creates opportunities for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.

Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2009 amounted to only 13% of their combined statutory surplus, compared to an industry average of 94% based on figures reported for 2008 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. Standard & Poor’s Corporation recently reduced from AAA to AA+ the rating it assigned to Wes-FIC’s claims-paying ability. This rating continues to recognize Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its significant capital strength, as well as the commitment of Wes-FIC’s management to a disciplined approach to underwriting and conservative reserving.

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

FURNITURE RENTAL SEGMENT

CORT is the nation’s largest provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states, the District of Columbia and the United Kingdom (“U.K.”)) comprises 90 showrooms, 83 clearance centers and 92 warehouses, as well as seven websites, including www.cort.com.

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

In order to capitalize on the significant profit potential available from longer average rental periods and the higher average monthly rent typically available for office products, CORT’s strategy is to place greater emphasis on growth in rentals of office furniture while maintaining its premier position in residential furniture rental. In order to promote longer office lease terms, CORT offers lower rates on leases when lease terms exceed six months. A significant portion of CORT’s residential furniture rentals is derived from corporate relocations and temporary assignments, as new and transferred employees of CORT’s corporate customers enter into leases for residential furniture. Thus, CORT offers its corporate rental customers a way to reduce the costs of corporate relocation and travel while developing residential business with new and transferred employees. CORT also provides short-term rentals for trade shows and conventions. Its www.corttradeshow.com website assists in providing information to and gathering leads from prospects.

In January 2008, CORT expanded its operations to the U.K. through the purchase of Roomservice Group, now doing business as CORT Business Services UK Ltd., a small regional provider of furniture rental and relocation services. In November 2008, CORT acquired a business division of Aaron Rents, Inc., expanding its national presence in the U.S.

The furniture rental business is subject to economic cycles and dependent on economic growth for expansion. Although the economic contraction in 2008 and 2009 has contributed to a weakening of the furniture rental business, CORT has made several selective acquisitions following its purchase by Wesco, and it is believed to be better positioned to benefit from future economic expansion, particularly if there is corresponding job growth.

The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional competitors, as well as a number of smaller regional and local rent-to-rent competitors. The availability of low priced, lower-quality furniture from overseas manufacturers is also providing additional competitive pressure. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. It is believed that the principal competitive factors in the furniture rental industry are product value, furniture condition, the extent of furniture selection, terms of the rental agreement, speed of delivery, exchange privileges, options to purchase, deposit requirements and customer service.

CORT provides a nation-wide apartment locator service through its website www.apartmentsearch.com and customer call centers. The apartment locator service was begun in 2001 as CORT’s Relocation Central Corporation subsidiary. The business, was originally intended mainly to lead to increased furniture rentals, and was marketed primarily to individual renters. In order to trim operating costs, the subsidiary was reorganized and, by yearend 2004, absorbed into CORT. Late in 2006 CORT began the expansion and marketing of its relocation service, designed specifically for renters, to Fortune 2000 companies as a comprehensive, seamless solution to their employee-relocation needs. However, in connection with weak economic environment, CORT has more recently trimmed back on its efforts to expand these services. Through its network of foreign contacts, CORT also provides such services internationally.

The majority of CORT’s furniture sales revenue is derived from its clearance center sales. The remaining furniture sales revenue results principally from lease conversions and sales of new furniture. The sale of previously leased furniture allows CORT to control inventory quantities and to maintain inventory quality at showroom level. On average, furniture is typically sold through the clearance centers from three to five years after its initial purchase. With respect to sales of furniture through its clearance centers, CORT competes with numerous new and used furniture retailers, some of which are larger than CORT. Wesco management believes that price and value are CORT’s principal competitive advantages.

CORT has approximately 2,211 full-time employees, including 72 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT

Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass, phosphor bronze and other metals, cut these metals to order, and sell them to a wide variety of customers.

The steel service center business is highly competitive. Precision Steel’s annual sales volume of approximately 12 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume for all shapes of products (flat rolled, bar, wire, structural, plate, tubular steel, etc.) of approximately 30 million tons. Precision Steel competes not only with other service centers but also with mills that supply metal to service centers, original equipment manufacturers and end-users. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities. Competitive pressure has been intensified by economic cycles and a shift to production abroad and an increasing tendency of domestic manufacturers to use less costly materials in making parts.

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

Steel service raw materials are obtained principally from major domestic steel mills. Periodic scarcities of domestic supplies resulting from consolidation and downsizing at the mill level in recent years, combined with generally increasing worldwide demand for certain popular but relatively scarce imported materials have resulted in periods of shortages and large swings in prices, intensifying the competitive pressures on the steel service business, to which has more recently been added a significant downturn in industrial demand resulting from a weak economic environment. Precision Steel’s service centers continue to focus on cost-cutting measures where feasible, while focusing on customer service and the maintenance of extensive inventories in order to meet customer demand for prompt deliveries; typically, processed metals are delivered to the customer within one or two weeks. Precision Brand normally maintains inventories adequate to allow for off-the-shelf service to customers within 24 hours.

The industrial segment businesses are subject to economic cycles and other factors, but are not dependent on a few large customers. The backlog of steel service orders decreased to $3.7 million at December 31, 2009 from $4.7 million at December 31, 2008.

There are 166 full-time employees engaged in the industrial segment businesses, one-third of whom are members of unions. Management considers labor relations to be good.

ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT

Certain of Wesco’s activities are not identified with any business segment. These include investment activity unrelated to the insurance segment, management and development of owned real property, including the development of a multi-story luxury condominium building currently being offered for sale, and parent company activities.

Five full-time employees are engaged in the activities of Wesco and MS Property.

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

From time to time there is an erroneous report by an analyst or reporter that an investor wishing to purchase Berkshire common stock can instead purchase shares of Wesco. Berkshire is the parent of Wesco. Wesco’s operations differ significantly from those of Berkshire, and its shares may trade at a significantly different price relative to its intrinsic value than do those of Berkshire. In addition to the risk factors affecting Wesco’s operations, Berkshire has risk factors of its own. Investors wishing to have investment exposure to Berkshire cannot accomplish this by purchasing Wesco shares. They should carefully read Berkshire’s published financial statements and filings with the SEC.

Wesco’s investments are unusually concentrated and fair values are subject to loss in value.

Compared to other companies, Wesco keeps an unusually high percentage of its assets (principally related to its insurance businesses) in common stocks and diversifies its portfolio far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in Wesco’s shareholders’ equity and under certain circumstances may require the recognition of such losses in the statement of income. Decreases in values of equity investments could have a material adverse effect on Wesco’s book value per share. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in the fair values of Wesco’s equity securities investments. Although the aggregate fair value of Wesco’s equity securities investments increased during 2009, the fair values of several of its equity securities investments continued to decline. There is no guarantee that their fair values will recover or whether significant decreases will occur in the future.

Wesco is dependent for its investment and all other capital allocation decisions on a few key people.

Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, Chairman of the Board of Directors, President and CEO of Wesco, and Vice Chairman of the Board of Directors of Berkshire Hathaway, age 86, in consultation with Warren E. Buffett, Chairman of the Board of Directors and CEO of Berkshire Hathaway, age 79. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a material adverse effect on Wesco. However, Berkshire’s Board of Directors has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its Board continually monitors this matter and could alter its current view in the future.

Wesco’s Wes-FIC subsidiary is dependent upon the Berkshire Insurance Group for its management and personnel, and for opportunities to participate with the Berkshire Insurance Group in reinsurance contracts representing essentially the entirety of its reinsurance business, as well as a significant portion of its insurance business to date.

Since the incorporation of Wes-FIC in 1985, Wesco’s insurance and reinsurance business, other than that conducted by its Kansas Bankers Surety subsidiary, has been limited principally to participation with members of the Berkshire Insurance Group in contracts for the reinsurance of risks of unaffiliated property and casualty insurance companies. Wes-FIC’s operations are managed by NICO, a member of the Berkshire Insurance Group; it has no employees of its own. In the event the Berkshire Insurance Group were to cease operating Wes-FIC’s business or to significantly curtail Wes-FIC’s participation with it in reinsurance contracts, Wes-FIC would be required to look elsewhere for personnel who would conduct and manage its operations, and/or seek to continue its insurance business in a different manner, possibly by acquisition.

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

As described in Item 1, Business, effective January 1, 2008, Wes-FIC entered into a quota-share retrocession agreement with NICO, a member of the Berkshire Insurance Group, to assume 10% of NICO’s quota share reinsurance of Swiss Re. Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). This arrangement significantly increased Wes-FIC’s premium volume as well as exposure to large losses, such as hurricanes, and foreign exchange risk, and thus, the potential for increased volatility and losses. In addition, as with all reinsurance arrangements, Wes-FIC does not control the underwriting of the primary insurer and relies on the primary insurer’s reputation and judgment in deciding what underlying risks to insure.

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

In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Wesco believes that loss reserve balances are adequate to cover losses, Wesco will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Wesco’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Wesco’s reserve estimates are large ($343.5 million at December 31, 2009), so adjustments to reserve estimates can have a material effect on periodic reported earnings.

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

Wesco’s operating businesses are subject to normal economic cycles affecting the economy in general and the industries in which they operate. To the extent that the current weak economic environment continues for a prolonged period of time, one or more of Wesco’s significant operations could be materially harmed.

In addition to the foregoing risk factors inherent in Wesco’s operations, Wesco’s shareholders face a market liquidity risk because the daily trading volume of Wesco’s shares on NYSE Amex is relatively low.

In addition to the risks facing Wesco in its business operations, investors wishing to purchase or sell shares of its capital stock face market price risks because the daily NYSE Amex trading volume of Wesco’s shares is relatively low. An order for the purchase or sale of a large number of Wesco shares could significantly affect the price at which the order is executed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

CORT leases 16,212 square feet of office space in a multistory office building in Fairfax, Virginia, which it uses as its headquarters under a lease which will expire in 2012.

CORT carries out its rental, sales and warehouse operations in metropolitan areas in 34 states, the District of Columbia and the U.K. through 157 facilities, of which 17 were owned and the remaining were leased as of December 31, 2009. The leased facilities’ lease terms expire at dates ranging from 2010 to 2021. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of yearend 2009 ranged in size from 1,200 to 17,368 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

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

Item 3.	Legal Proceedings

Wesco and its subsidiaries are not involved in any legal proceedings the ultimate outcomes of which are expected to be significant to Wesco.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Wesco’s capital stock is listed on the NYSE Amex, owned and operated by NYSE Euronext, a holding company also owning the New York Stock Exchange.

The following table sets forth quarterly ranges of composite prices for trading of Wesco shares for 2009 and 2008, based on data reported by the American Stock Exchange, on which Wesco’s capital stock was listed through November 2008, and thereafter, by Bloomberg LP, as well as cash dividends paid by Wesco on each outstanding share:

	2009			2008
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid

March 31	$309	$222	$0.395	$421	$368	$0.385
June 30	320	275	0.395	450	368	0.385
September 30	326	285	0.395	401	352	0.385
December 31	349	315	0.395	372	243	0.385

			$1.58			$1.54

There were approximately 400 shareholders of record of Wesco’s capital stock as of the close of business on February 26, 2010. It is estimated that approximately 5,000 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.

Wesco did not purchase any of its own equity securities during 2009.

Item 6.	Selected Financial Data

Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2009 consolidated financial statements appearing in Item 8 of this report. (Amounts are in thousands except for amounts per share.)

	December 31,
	2009	2008	2007	2006	2005

Assets:
Cash and cash equivalents	$273,671	$297,643	$526,722	$1,257,351	$1,194,113
Investments —
Securities with fixed maturities	229,872	28,656	38,600	81,861	74,441
Marketable equity securities	2,065,627	1,868,293	1,919,425	1,040,550	884,673
Accounts receivable	37,983	57,489	42,841	37,204	39,203
Receivable from affiliates	173,476	133,396	36,671	23,182	14,784
Rental furniture	177,793	217,597	178,297	182,846	187,572
Goodwill of acquired businesses	277,590	277,742	266,607	266,607	266,607
Other assets	165,414	169,879	103,846	80,704	67,118

Total assets	$3,401,426	$3,050,695	$3,113,009	$2,970,305	$2,728,511

Liabilities:
Insurance losses and loss adjustment expenses —
Affiliated business	$290,375	$164,424	$39,687	$29,761	$19,697
Unaffiliated business	53,091	50,844	54,158	48,549	42,283
Unearned insurance premiums —
Affiliated business	110,477	94,544	15,041	14,062	12,301
Unaffiliated business	11,516	13,251	15,225	15,298	16,092
Deferred furniture rental income and security deposits	11,846	17,674	19,947	20,440	22,204
Accounts payable and accrued expenses	54,537	61,145	49,476	48,258	52,587
Notes payable	28,200	40,400	37,200	38,200	42,300
Income taxes payable, principally deferred	290,667	230,657	347,416	355,399	290,615

Total liabilities	$850,709	$672,939	$578,150	$569,967	$498,079

Shareholders’ equity:
Capital stock and additional paid- in capital	$33,324	$33,324	$33,324	$33,324	$33,324
Accumulated other comprehensive income —
Unrealized appreciation of investments, net of taxes	284,051	154,660	381,017	344,978	256,710
Foreign currency translation adjustments, net of taxes	(1,151)	(1,897)	—	—	—
Retained earnings	2,234,493	2,191,669	2,120,518	2,022,036	1,940,398

Total shareholders’ equity	$2,550,717	$2,377,756	$2,534,859	$2,400,338	$2,230,432

Per capital share	$358.26	$333.96	$356.03	$337.14	$313.27

	Year Ended December 31,
	2009	2008	2007	2006	2005

Revenues:
Furniture rentals	$312,234	$340,162	$327,671	$324,300	$303,485
Sales and service revenues	106,342	130,753	129,861	139,058	141,749
Insurance premiums earned —
Affiliated business	307,560	218,094	35,530	32,643	32,450
Unaffiliated business	15,661	19,870	18,881	21,506	17,032
Dividend and interest income	67,458	79,079	90,872	84,504	56,792
Realized net investment gains	—	7,006	24,240	—	333,241
Other	4,076	3,990	3,869	3,716	3,541

	813,331	798,954	630,924	605,727	888,290

Costs and expenses:
Cost of products and services sold	130,992	149,319	143,282	154,218	153,402
Insurance losses and loss adjustment expenses —
Affiliated business	198,853	151,308	24,008	21,401	11,990
Unaffiliated business	14,454	20,892	4,269	9,944	9,482
Insurance underwriting expenses —
Affiliated business	92,857	63,156	8,019	7,566	6,611
Unaffiliated business	5,946	7,135	7,284	7,294	6,832
Selling, general and administrative	305,934	300,231	280,728	265,327	262,594
Interest expense	641	1,798	2,408	2,711	1,575

	749,677	693,839	469,998	468,461	452,486

Income before income taxes	63,654	105,115	160,926	137,266	435,804
Income taxes	9,581	22,999	51,765	45,233	141,225

Net income	$54,073	$82,116	$109,161	$92,033	$294,579

Amounts per share:
Net income	$7.59	$11.53	$15.33	$12.93	$41.37
Cash dividends	1.58	1.54	1.50	1.46	1.42

The reinsurance activities of Wesco’s insurance segment are managed by Berkshire’s NICO subsidiary and represent participations in contracts in which NICO and other members of the Berkshire Insurance Group also participate. Financial information associated with these participations is identified in Wesco’s consolidated financial statements, as well as in Item 6, Selected Financial Data, as affiliated business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In reviewing this item, attention is directed to Item 6, Selected Financial Data, and Item 1, Business.

OVERVIEW

The principal goal of Wesco’s management is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions, nor do fluctuations in annual net income. To accomplish desired growth, a high priority is placed on investing in companies having excellent economic characteristics, run by outstanding managers. Management strives to maintain high liquidity to ensure that Wesco and its subsidiaries are able to endure unforeseen circumstances, including recessionary economic cycles and periods of significant declines in the trading prices of investments, with a margin of safety, and to invest in common stocks of outstanding publicly traded companies at prices deemed reasonable. In the event that such investments are not available, capital is preserved through investments principally in high-quality cash equivalents, securities of the U.S. Government and its agencies, and high-quality corporate debt instruments.

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

The operations of Wesco’s Wes-FIC subsidiary are managed by Berkshire’s NICO subsidiary. Wes-FIC participates principally in reinsurance contracts, in which NICO and other Berkshire insurance subsidiaries participate, in the reinsurance of property and casualty risks of unaffiliated insurance companies. The terms of Wes-FIC’s participation are essentially identical to those by which the other Berkshire insurance subsidiaries participate, except as to the percentages of participation (see Item 1, Business, for further information).

FINANCIAL CONDITION

Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Its equity investments are in strong, well-known companies, whose aggregate fair values as of yearend 2009 reflected net appreciation during the year, although the fair values of several of Wesco’s investees were down for 2009. In particular, as of December 31, 2009, the stock prices of the banking companies in which Wesco has significant investments had not fully recovered from near panic selling in the marketplace in early 2009. Management of Wesco believes that it may be some time, perhaps beyond 2010, before economic conditions begin significantly to improve. Wesco’s practice of concentrating its investments in a few issuers, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire, who consult with respect to Wesco’s investments and major capital allocations.

Wesco’s shareholders’ equity was $2.55 billion ($358.26 per share) at December 31, 2009, $2.38 billion ($333.96 per share) as of December 31, 2008, and $2.53 billion ($356.03 per share) at December 31, 2007. Wesco carries principally all of its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The changes in shareholders’ equity reflect principally the after-tax appreciation or depreciation of the aggregate values of Wesco’s investments, as well as net income retained, after payment of dividends to shareholders.

Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Notes 1, 2 and 8 to Wesco’s accompanying consolidated financial statements, for additional information on Wesco’s investments.

Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2009 totaled $343.5 million versus $215.3 million at December 31, 2008. The increase related mainly to the retrocession agreement with Berkshire’s NICO subsidiary, described in Item 1, Business, above.

Wesco’s consolidated borrowings totaled $28.2 million at December 31, 2009 versus $40.4 million at December 31, 2008. These amounts related primarily to a $100 million revolving credit facility used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $125.8 million of operating lease and other contractual obligations at December 31, 2009, versus $142.2 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)

Wes-FIC has a rating of AA+ from Standard & Poor’s Corporation with respect to its claims-paying ability.

RESULTS OF OPERATIONS

The weakness in global economic activity over the last half of 2008 continued through 2009. Wesco’s consolidated operating results in 2009 were significantly impacted by that weakness.

Wesco’s consolidated net income is also impacted from year to year as a result of the realization of gains or losses on investments. The amount, if any, of realized gain or loss in any year has no predictive value, and variations in amount from year to year have no practical analytical value. Realized gains amounted to $7.0 million ($4.6 million, after taxes) for 2008 and $24.2 million ($15.8 million, after income taxes) for 2007. No gains or losses were realized in 2009.

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

Wesco’s consolidated net income, excluding realized investment gains, decreased by $23.5 million for 2009. Several factors were involved, including (1) the detrimental effects of the weak economic environment on CORT’s and Precision Steel’s businesses, (2) a decrease in investment income resulting mainly from declining interest yields on investments, and (3) a writedown in the carrying value of real estate held for sale, partially offset by (4) improved insurance underwriting results.

As noted above, the operations of Wesco’s subsidiaries have been impacted by the weak economic conditions, which Berkshire and Wesco management believe will likely persist at least through 2010 before meaningful improvements become evident. Wesco’s subsidiaries will continue their cost reduction actions in response to the current economic situation, including ongoing reductions in capital expenditures and operating expenses. Wesco has historically attempted to manage its financial condition such that it can weather cyclical economic conditions. Management believes that the economic franchises of Wesco’s principal business operations will remain intact and that their operating results will ultimately return to more normal historic levels.

The selected financial data in Item 6 are set forth essentially in the income statement format customary to generally accepted accounting principles (“GAAP”). Revenues, including realized net investment gains, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,
	2009	2008	2007

Insurance segment:
Underwriting	$7,222	$(2,942)	$7,040
Investment income	55,781	64,274	65,207
Furniture rental segment	(1,359)	15,744	20,316
Industrial segment	(648)	842	915
Nonsegment items other than investment gains	(6,923)	(356)	(73)
Realized investment gains	—	4,554	15,756

Consolidated net income	$54,073	$82,116	$109,161

In the following sections the data set forth in the foregoing summary on an after-tax basis are broken down and discussed.

Insurance Segment

Wesco engages principally in reinsurance of property and casualty risks through Wes-FIC. It also engages in primary insurance through KBS. Their operations are conducted or supervised by wholly owned subsidiaries of Berkshire, Wesco’s ultimate parent company, principally, NICO. In reinsurance activities, defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities are assumed. In primary insurance activities, defined portions of the risks of loss from persons or organizations that are directly subject to the risks are assumed. For purposes of the following discussion, the results have been disaggregated between reinsurance and primary insurance activities. Following is a summary of the insurance segment’s underwriting activities. (Amounts are in thousands.)

	Year Ended December 31,
	2009	2008	2007

Insurance premiums written —
Reinsurance	$329,227	$298,622	$35,346
Primary	9,964	17,850	19,493

Total	$339,191	$316,472	$54,839

Insurance premiums earned —
Reinsurance	$311,144	$217,584	$34,998
Primary	12,077	20,380	19,413

Total	323,221	237,964	54,411
Insurance losses, loss adjustment expenses and underwriting expenses	312,110	242,491	43,580
Underwriting gain (loss), before income taxes —
Reinsurance	15,968	(2,162)	2,158
Primary	(4,857)	(2,365)	8,673

Total	11,111	(4,527)	10,831
Income taxes	3,889	(1,585)	3,791

Underwriting gain (loss)	$7,222	$(2,942)	$7,040

Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, estimates of premiums, claims and expenses are reported 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of its, as well as Wes-FIC’s management’s, assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag have been and will typically be substantially offset by corresponding increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process.

Written and earned reinsurance premiums have increased significantly beginning in 2008 as a result of the inception of the Swiss Re contract. Written and earned premiums assumed under the Swiss Re contract were $294.1 million and $276.7 million, respectively, for 2009, and $265.2 million and $183.2 million, for 2008.

The 2009 figures represented increases of 10.9% in written premiums and 51.0% in earned premiums for the year. Premiums assumed in each of the remaining three years under the contract could vary significantly depending on Swiss Re’s response to market conditions and opportunities that may arise, as well as any significant fluctuation in the value of the U.S. Dollar in foreign exchange as compared with the many currencies in which Swiss Re conducts its business. For 2009, written aviation-related reinsurance premiums increased by $1.7 million (5.2%), after having decreased by $2.0 million (5.9%) for 2008, from those of 2007. Earned aviation-related premiums increased by $0.1 million (0.2%) for 2009, and decreased by $0.6 million (1.7%) for 2008, from those of 2007. Aviation insurance is a competitive business. The pool manager exercises underwriting discipline and does not accept business when pricing is deemed inadequate with respect to risks assumed.

Written primary insurance premiums decreased by $7.9 million (44.2%) for 2009 and by $1.6 million (8.4%) for 2008, from those of each corresponding prior year. Earned primary insurance premiums decreased by $8.3 million (40.7%) for 2009 and increased by $1.0 million (5.0%) for 2008, from the corresponding prior year figures. These fluctuations related essentially to KBS’s bank deposit guarantee bonds which insure deposits above FDIC limits for specific customers of mainly Midwestern banks and which represented approximately half of KBS’s premium volume for 2008 and 2007. KBS announced late in 2008 that events in the banking industry, including a number of bank failures, had caused management to become less confident in the long-term profitability of this line of insurance. In September 2008, KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. As a result, the aggregate face amount of outstanding deposit guarantee bonds was reduced, from $9.7 billion at September 30, 2008, when 1,671 separate institutions were insured by KBS, to $33 million, insuring 10 institutions currently. KBS anticipates that outstanding guarantee bonds will decline to approximately $3 million, insuring just one institution by December 31, 2010, and to zero, by August 1, 2011.

KBS limits its risk exposure through the use of underwriting practices, policy limits and reinsurance. Its management maintains and regularly updates a list ranking the banks it believes to be the 250 weakest in the nation based on data obtained from quarterly financial “Call” reports filed by all domestic banks with their banking regulators. Data by which banks are rated includes capital to asset ratio, brokered deposits, loan to deposit ratio, loans to insiders, loan delinquencies and non-accruing loans. Procedures followed by KBS management with respect to customer banks whose names are on the list might include the issuance of notices of non-voluntary cancellation. None of the 10 banks for which deposit guarantee bonds are outstanding are included on KBS’s list of 250 weakest banks in the nation. KBS management believes that none of the institutions for which deposit guarantee bonds are outstanding are facing a significant risk of failure. None of the banks whose deposits are currently insured by KBS exposes it to an individual after-tax loss in excess of $3 million.

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

Reinsurance generated pre-tax underwriting gains (losses) of $16.0 million for 2009, ($2.2 million) for 2008 and $2.2 million for 2007, representing combined ratios of 94.9%, 101.0% and 93.9%. The 2009 figure included a pre-tax underwriting gain of $12.6 million under the Swiss Re contract, versus a pre-tax loss of $5.4 million incurred under the contract for 2008. During the third quarter of 2008, Hurricanes Gustav and Ike struck the Caribbean and the Gulf coast region of the United States, producing large catastrophe losses for the property-casualty insurance industry. The underwriting figure for 2008 included Wes-FIC’s estimate that its share of Swiss Re’s losses from those events was $13.5 million, before taxes, based entirely on management’s assessment of publicly available information. Pre-tax underwriting results under the contract for 2009 include favorable loss development of $12.0 million in recognition of more favorable underwriting results for 2008 than had been reflected in Wes-FIC’s estimate of Swiss Re’s results under the contract for the year. Wes-FIC, for 2009, reserved for Swiss Re losses and loss expenses at a lower rate than for 2008 in part based on the lack of major catastrophes in 2009 and in part based on the reported performance by Swiss Re; however, the 2009 figures also reflect the mildly detrimental effects of the declining value of the U.S. Dollar relative to other currencies in which Swiss Re conducts much of its business. Wesco does not hedge against such fluctuations recognizing that foreign exchange risk is an inherent part of assuming risks denominated in other currencies, which it is willing to retain.

Underwriting gains from the aviation-related reinsurance contracts were $3.4 million, $3.2 million and $2.2 million, before taxes, for 2009, 2008 and 2007. Underwriting results typically fluctuate from period to period. The severity component of aviation-related losses tends to be volatile, especially with respect to losses incurred during a single reporting period. Included in the pre-tax underwriting gains for each year were net favorable prior period reserve development of $3.5 million in 2009, $4.2 million in 2008 and $3.2 million in 2007.

Primary insurance activities resulted in pre-tax underwriting gains (losses) of ($4.9 million), ($2.4 million) and $8.7 million for 2009, 2008 and 2007. These figures represented combined ratios of 140.2%, 111.6% and 55.1%. Not only do these figures reflect favorable (unfavorable) pre-tax loss development of ($3.4 million), ($0.4 million) and $3.6 million for those respective years, but the 2009 and 2008 figures also reflect pre-tax losses of $2.6 million ($1.7 million, after taxes) and $6.9 million ($4.7 million, after taxes), respectively, from the FDIC’s seizure of several failed banks that had portions of their deposits insured by KBS. As the FDIC liquidates the assets of failed banks, it distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). KBS’s pre-tax underwriting loss for 2009 reflects $1.2 million ($0.8 million, after taxes) recovered to date from the FDIC. Additional recoveries, if any, will also be recorded when received.

KBS operates from modest offices, and its ongoing operations require a basic level of services with annual costs that do not lend themselves to downsizing nearly in proportion to the significant reduction in revenues resulting from the discontinuation of the deposit-guarantee bond line of insurance. Underwriting results of future periods will likely continue to reflect the disproportionately higher level of operating expenses to revenues, as in 2009, unless and until KBS is able to replace the premiums from deposit guarantee bonds it no longer writes, with other premium revenues.

It should be noted that the profitability of a reinsurance or insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period. As noted above, because of recent events in the banking industry, including a number of bank failures, management became less confident in the long-term profitability of KBS’s line of bank deposit guarantee bonds and, in the latter part of 2008, KBS initiated steps to exit that line of business as rapidly as feasible. No other trends have been identified which directly relate to losses, other than periodic effects from increasing competition (causing declining premium rates), fluctuations in exchange rates of foreign currencies relative to the U.S. dollar (which will affect the underwriting results under the Swiss Re contract), and the weak economy (which might result in a decrease in the demand for insurance overall or an increase in claims). Losses incurred by Wesco’s insurance segment, by their very nature, occur unexpectedly and fluctuate from period to period in both frequency and magnitude. Wesco’s insurers cede minimal amounts of their direct business, and as a result underwriting results may be volatile.

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

Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars)

	Year Ended December 31,
	2009	2008	2007

Investment income, before taxes	$67,049	$84,920	$89,716
Income taxes	11,268	20,646	24,509

Investment income, after taxes	$55,781	$64,274	$65,207

Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, premiums received before payment of related claims and expenses). Wesco’s insurance segment redeployed $1.2 billion of interest-yielding investments into equity securities beginning in the latter part of 2007, and through yearend 2008, including $205 million invested in shares of 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc., in the fourth quarter of 2008. Not only have interest rates continued to soften since late in 2007, but Wells Fargo & Company and US Bancorp, in which Wesco’s insurance segment has significant investments, reduced their quarterly dividend distributions to shareholders during 2009. The insurance segment’s pre-tax dividend income decreased by $1.0 million for 2009, having increased by $33.0 million in 2008, and pre-tax interest income decreased by $16.9 million in 2009, following a $37.8 million decrease in 2008, from the corresponding prior year figures.

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

Furniture Rental Segment

Following is a summary of the results of operations of CORT, Wesco’s furniture rental segment. (Amounts are in thousands.)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Furniture rentals	$312,234	$340,162	$327,671
Furniture sales	61,191	61,800	61,704
Service fees	6,771	8,081	6,795

	380,196	410,043	396,170

Cost of rentals, sales and fees	99,042	97,997	91,407
Selling, general and administrative expenses	283,590	287,498	268,469
Interest expense	640	1,798	2,408

	383,272	387,293	362,284

Income (loss) before income taxes	(3,076)	22,750	33,886
Income taxes	(1,717)	7,006	13,570

Segment net income (loss)	$(1,359)	$15,744	$20,316

Furniture rental revenues decreased $27.9 million (8.2%) for 2009, after increasing $12.5 million (3.8%) for 2008 from those of the respective prior years. Excluding rental revenues from trade shows and locations not in operation throughout each year (“core rental revenues”), core rental revenues decreased 17.8% for 2009, following a decrease of 2.7% for 2008. Excluding the effects of acquisitions in the year over year comparisons, the number of furniture leases outstanding at yearend 2009 declined by 24.9%, following a decline by 8.3% in 2008, accelerating a trend that was established late in 2006. CORT’s core rental revenues have decreased, despite some strategic acquisitions and price increases, due primarily to the ongoing weak economic environment.

Furniture sales revenues for 2009, 2008, and 2007 were relatively unchanged; however furniture sales margins have decreased from 36.8% in 2007, to 34.3% in 2008, and to 33.6% in 2009. The reductions in retail margins reflect management’s efforts to reduce rental furniture inventory levels in the face of lower customer demand.

Service fees for 2009 decreased $1.3 million (16.2%) from those of 2008, after increasing $1.3 million (18.9%) in 2008 from those of 2007. Despite the significant investment made by CORT in recent years towards the expansion and marketing of its relocation services to corporate relocation departments as well as individual customers, service fee revenues remain disappointing. Management is now focusing its efforts on controlling operating costs associated with rental relocations services.

Cost of rentals, sales and fees amounted to 26.1% of revenues for 2009, versus 23.9% for 2008 and 23.1% for 2007. The increases in the percentages for the 2009 and 2008 periods were due primarily to higher depreciation expense on rental furniture acquired in the business acquisition in November 2008 and decreasing profit margins on furniture sold.

Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $284.2 million for 2009, down 1.8% from the $289.3 million incurred for 2008, following an increase of 6.8% from the $270.9 million incurred for 2007. The decrease in operating expenses in 2009 reflected principally the effect to date of management’s ongoing cost-cutting initiative, offset somewhat by incremental costs attributable to the November 2008 business acquisition, including employee-related expenses as well as an increase by $3.0 million of amortization of the value assigned to rental contracts acquired. The increase in operating expenses for 2008 was due principally to the incremental costs associated with two business acquisitions in 2008 as well as business growth initiatives, subsequently curtailed, relating to rental relocation services. Given the uncertainty of the timing of future economic growth, management is aggressively seeking to further reduce operating expenses.

Income (loss) before income taxes for the furniture rental segment amounted to ($3.1 million) in 2009, $22.8 million in 2008 and $33.9 million in 2007. The significant decline in pre-tax income for 2009 was due primarily to a dramatic decrease in revenues, principally attributable to the effect of the ongoing weak economic environment, coupled with a level of expenses that could not be sufficiently reduced to match the depressed revenue level. The decline in pre-tax income for 2008 was principally attributable to the significant increase in year-to-year operating expenses. Although uncertain as to the timing of future revenue growth, management believes that the segment will be well-positioned to return to profitability when the business cycle improves.

Industrial Segment

Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,
	2009	2008	2007

Revenues, principally sales and services	$38,380	$60,872	$61,361

Cost of sales and services	31,950	51,323	51,875
Selling, general and administrative expenses	7,435	7,948	7,968

	39,385	59,271	59,843

Income (loss) before income taxes	(1,005)	1,601	1,518
Income taxes	(357)	759	603

Segment net income (loss)	$(648)	$842	$915

The operations of Wesco’s industrial segment are subject to economic cycles and have suffered a variety of ongoing difficulties for a number of years, including a shift of production by many customers from domestic to overseas facilities, resulting in a general decline in the number of orders placed and a trend towards smaller-sized orders, unprecedented ability of the major steel producers in recent years to raise prices and establish minimum order quantities following consolidation in the industry, periods of intensified competitive pressures for product from suppliers, and intensifying competitive pressures among service centers for remaining domestic business.

In last year’s Form 10-K it was reported that the severity of the impact of the foregoing factors on Wesco’s industrial segment was demonstrated by the significant decline in sales volume, in terms of pounds sold, from an average of 68 million pounds annually over the three-year period of 1998 through 2000, to an average of 39 million pounds annually for the three-year period of 2006 through 2008. By the second half of 2008, it became apparent that the economy had begun to slip into a recession. Recessionary conditions significantly intensified throughout 2009, and sales volume fell to 24.4 million pounds, 34% below the volume of 2008 and less than half the volume that Precision Steel had sold thirty years earlier, when Wesco acquired it in 1979.

The industrial segment has strived to continually improve its gross profit margins (revenues, less cost of products and services), which were 16.8%, 15.7% and 15.5% of revenues for 2009, 2008 and 2007, determined on a last-in, first-out (“LIFO”) basis with respect to cost of products sold. As competition for sales has intensified in recent years, selling prices have been determined more as a function of current replacement costs than previously. Following recessionary-driven decreases in worldwide demand during the current year, the pricing of raw materials, which reached historic highs in 2008, declined in 2009 to pricing levels of earlier periods. Thus, in 2009, the combination of lower selling prices and decreased volume resulted in a $3.1 million reduction of gross profit, from $9.5 million realized by the industrial segment both in 2007 and 2008, to $6.4 million in 2009.

The segment’s business activities require a base of operations supported by significant fixed operating costs. The deterioration of the industrial segment’s pre-tax and net operating results for 2009 resulted principally from the decrease in revenues, which resulted in the reduction in gross profit, in terms of dollars available to absorb the operating costs, explained above, despite management’s ongoing efforts to trim expenses aggressively. It is not yet clear when the effects of the weak economic environment will abate, but management continues to strive to reduce costs and expenses where feasible, to lessen the downside, while maintaining exceptional customer service and hoping ultimately to return the segment to profitability.

Unrelated to Business Segment Operations

Realized gains and losses on Wesco’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly. Amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at fair value, and unrealized gains and losses are reflected, net of deferred income tax effect, in the unrealized appreciation component of other comprehensive income, in its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering events, they are credited or charged to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — essentially only a transfer from net unrealized appreciation to retained earnings. Wesco’s consolidated earnings contained net realized investment gains, after taxes, of $4.6 million for 2008 and $15.8 million for 2007; no gains or losses were realized in 2009.

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

Other nonsegment items typically include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from marketable securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses. The 2009 figure also included an impairment loss of $9.5 million ($6.2 million, after taxes) on real estate held for sale.

* * * *

Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future results in that they are subject to significant variations in amount and timing of (1) participations in reinsurance contracts with members of the Berkshire Insurance Group, such as the quota-share arrangement with NICO described in Item 1, Business, which significantly increased the business of the insurance segment beginning in 2008, (2) investment gains and losses, or (3) unusual nonoperating items. In addition, consolidated revenues, expenses and net income are subject to external conditions, such as terrorist activity, and changes in the economy.

Wesco is not presently suffering from inflation, but each of its business operations has potential exposure. Large unanticipated changes in the rate of inflation could adversely impact the insurance business, because premium rates are established well in advance of expenditures. Precision Steel’s businesses are competitive and operate on tight gross profit margins, making their earnings susceptible to inflationary and deflationary cost changes; the impact, though not material in relation to Wesco’s consolidated net income, may be significant to that of the industrial segment, due particularly to the segment’s use of LIFO inventory accounting. As we continue to endure the ongoing effects of the weak economic environment, management will continue to exercise judgment in all aspects of Wesco’s operations, with the goal of maximizing shareholder value over the long term.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Neither Wesco nor any of its subsidiaries has off-balance sheet arrangements other than the unrecorded contractual obligations discussed below. Nor do they have any insurance obligations for which estimated provisions have not been made in the accompanying consolidated financial statements.

Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain obligations, such as notes payable, accrued interest, and unpaid insurance losses and loss adjustment expenses, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations as of December 31, 2009 follows. (Amounts are in thousands.)

		Payments Due
	Total	2010	2011-2012	2013-2014	Thereafter

Notes payable, including interest	$28,295	$28,095	$—	$200	$—
Operating lease obligations	108,090	27,755	41,544	22,113	16,678
Payment of insurance losses and loss adjustment expenses*	343,466	102,740	116,620	77,947	46,159
Purchase obligations, other than for capital expenditures	10,536	5,668	2,786	1,608	474
Purchase obligations for capital expenditures**	1,231	1,231	—	—	—
Other, principally deferred compensation	5,898	196	288	267	5,147

Totals	$497,516	$165,685	$161,238	$102,135	$68,458

*	Amounts and timing of payments are significantly dependent on estimates. See Critical Accounting Policies and Practices below.

**	Principally, construction costs of MS Property’s luxury condominium development.

Credit markets have become restricted as a consequence of the ongoing worldwide credit crisis. As a result, the availability of credit to corporations has declined significantly and interest rates for new issues have increased relative to government obligations, even for companies with strong credit histories and capital to withstand these conditions. Management believes that Wesco currently maintains ample liquidity to cover its contractual obligations and provide for contingent liquidity needs.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

Wesco’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In 2009, the Financial Accounting Standards Board established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of GAAP through the integration of then current accounting standards from several sources into a single source. The Codification did not affect the content or application of GAAP that was in effect and had no material impact on our consolidated financial statements. The significant accounting policies and practices followed by Wesco are set forth in Note 1 to the accompanying consolidated financial statements. Following are the accounting policies and practices considered by Wesco’s management to be critical to the determination of consolidated financial position and results of operations.

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

Investments

The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. Held — to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. All other investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.

Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or fair value of equity investments, when applicable. With respect to an investment in a fixed-maturity security, an other-than-temporary impairment would be recognized if the Company (a) intends to sell or expects to be required to sell the security before amortized cost is recovered or (b) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Losses under (a) would be recognized in earnings. Under (b) any credit loss component would be recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, would be reflected in other comprehensive income. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.

See Notes 2 and 8 to Wesco’s consolidated financial statements for additional information as to Wesco’s investments.

Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard establishes a framework for measuring fair value based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:

Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Substantially all of Wesco’s equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.

Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active or inactive markets; quoted prices for identical assets or liabilities in markets that are not active; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics since active markets are not common for many instruments.

Level 3 inputs are unobservable inputs used in the measurement of assets. Measurement of the fair values of the non-exchange traded investments are based on a standard warrant valuation model or discounted cash flow model, as applicable, which are techniques believed to be widely used by other market participants. Significant assumptions inherent in the warrant valuation model include an estimated stock price volatility factor, dividend and interest rate assumptions, and the estimated term of the warrants.

Significant assumptions used in a discounted cash flow model include the discount rate and estimated duration of the instrument.

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

	December 31,		December 31,
	2009		2008

Case reserves	$121,389		$61,757
IBNR reserves	222,077		153,511

Gross liability before ceded reinsurance	343,466		215,268
Ceded reserves	(19,288	)*	(17,914	)*

Net reserves	$324,178		$197,354

*	Represents principally, Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

Following is a breakdown of Wesco’s consolidated liabilities for unpaid insurance losses and loss adjustment expenses and related reinsurance recoverables reflected in the Consolidated Balance Sheet at yearends 2009 and 2008. Amounts are in thousands.

	Gross Unpaid Losses		Net Unpaid Losses*
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009	2008

Swiss Re contract	$246,596	$127,215	$246,596	$127,215
Other reinsurance, principally aviation-related	80,170	73,356	61,152	55,442
KBS primary	16,700	14,697	16,430	14,697

Total	$343,466	$215,268	$324,178	$197,354

*	Net of reinsurance recoverable, and before foreign currency translation effects.

Included in other reinsurance losses in the foregoing table are $6.8 million at yearend 2009 and $5.1 million at yearend 2008, representing non-aviation reinsurance reserve amounts at those dates, consisting mainly of IBNR reserves relating to a quota-share contract that has been in runoff for more than 10 years, under which Wes-FIC continues to make loss payments. Such amounts reflected loss estimates reported by the ceding companies and additional IBNR reserves estimates by Wes-FIC management, which were mainly a function of reported losses from ceding companies, anticipated loss ratios for the contract period, and management’s judgment as to the loss reserving adequacy of the ceding companies. There is no reinsurance recoverable with respect to these reserves.

The techniques and processes employed in estimating loss reserves are differentiated between reinsurance and primary insurance.

Reinsurance — Historically, Wes-FIC’s property and casualty loss reserves derive from individual risk, multi-line and catastrophe reinsurance policies. In 2008, Wes-FIC entered into a retrocession agreement with National Indemnity Company, (“NICO”), a wholly owned insurance subsidiary of its parent company, Berkshire Inc., to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under this retrocession agreement, Wes-FIC assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over a five-year period beginning in 2008, on the same terms as NICO’s agreement with Swiss Re. Other Wes-FIC reinsurance activities in recent years have consisted almost exclusively of participations in aviation-related pools that are underwritten and managed by a wholly owned indirect subsidiary of Berkshire.

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

Wes-FIC’s estimates of losses and loss adjustment expenses under the Swiss Re contract are derived from Swiss Re’s quarterly reports to NICO on a quarterly-lag basis, plus NICO’s and Wes-FIC’s managements’ estimates of underwriting results for the current quarter, which reflect their assessments of publicly available information and prevailing market conditions. As Swiss Re’s business underlying the contract is predominately reinsurance, Swiss Re’s quarterly reports are affected by the estimation processes of its management, which are believed to be similar to those underlying Wes-FIC’s other reinsurance contracts. In addition, inasmuch as more than half of the business assumed under the Swiss Re contract is denominated with NICO in currencies other than United States dollars, significant portions of assumed losses are also subject to foreign exchange risks relative to United States dollars. Thus, the foreign exchange risk adds greater uncertainty to the underwriting results estimated by management than the uncertainty relating to the other property-casualty insurance and reinsurance contracts in which Wes-FIC participates. Wesco and Wes-FIC managements understand and accept the greater uncertainty under the Swiss Re contract as a business risk compensated by management’s judgment of the expected profitability of the assumed business.

Primary insurance — Loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS, which primarily provides specialty coverages for financial institutions. Reserve amounts are comprised of case estimates and estimates of IBNR reserves, which approximated $7 million at each yearend of 2009 and 2008. Because of the relatively low number (or frequency) of losses and potential for higher severity (or amount per claim), KBS management is familiar with and closely monitors each claim. Losses generally are expected to have a relatively short reporting and claim tail due to the nature of the claims. KBS provides crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, Internet banking privacy liability insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity. Until the latter part of 2008, KBS also offered deposit guarantee bonds which insured bank deposits in excess of federally insured limits (“bonds”). Beginning in 2008, events in the banking industry led to a rapid increase in bank failures. Although few of KBS’s customer banks were believed to be subject to significant risk of failure, following the failure of one of its customer banks, resulting in a loss to KBS, and thus, to Wesco, of $4.5 million, after taxes, management became less confident in the long-term profitability of this line of insurance than previously, and KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. Bond premiums had accounted for approximately half of KBS’s annual premiums of $20 million. The aggregate face amount of deposit guarantee bonds has been reduced, from $9.7 billion outstanding at September 30, 2008, to $33 million, currently. The number of institutions that had outstanding KBS bonds has been reduced from 1,671 at September 30, 2008, to 10. Deposit guarantee bonds will decline to approximately $3 million deposited in one institution by December 31, 2010, and to zero, by August 1, 2011.

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

Goodwill of Acquired Businesses

Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to assets acquired and liabilities assumed. All goodwill acquired is assigned to the reporting unit that the related assets are employed in and the liabilities relate to, as it is believed that those reporting units benefit from the acquisition. The Company accounts for goodwill in accordance with GAAP, which requires a test for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is performed in two phases. The first step compares the carrying value of the reporting unit, including goodwill, to its estimated fair value. If the carrying value is greater than the estimated fair value of the unit, a second step is required, comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company determines the fair value of its furniture rental unit using the discounted cash flows approach. Under the discounted cash flows approach, the Company estimates the fair value of the reporting unit based on the present value of its estimated future cash flows. This approach incorporates a number of significant estimates and assumptions that include: a forecast of the reporting unit’s future cash flows, estimated growth rates, future terminal value, and an appropriate discount rate. The Company then prepares a sensitivity analysis as to how changes in key estimates or assumptions might affect the outcome of the goodwill impairment test. In projecting future cash flows, the Company considers the current economic environment as well as historical results of the unit. The Company believes that the discounted cash flows approach is the most meaningful valuation technique for the furniture rental business, as CORT is the only national company that operates in the rent-to-rent furniture industry, thus making market-based and transaction-based valuation techniques less meaningful.

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

Wesco’s consolidated balance sheet contains substantial liquidity as well as substantial amounts of investments whose estimated fair values are subject to market risks. Values of investment securities are subject to market fluctuations. Apart from investments, the consolidated balance sheet at December 31, 2009 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.

EQUITY PRICE RISK

Strategically, Wesco strives to invest in businesses that possess excellent economics, with able and honest management, at sensible prices. Wesco’s management prefers to invest a meaningful amount in each investee, resulting in concentration. Most equity investments are expected to be held for long periods of time; thus, Wesco’s management is not ordinarily troubled by short-term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Wesco strives to maintain above-average levels of shareholders’ equity and liquidity to provide a margin of safety against short-term equity price volatility.

The carrying values of investments subject to equity price risks are based on quoted market prices. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in Wesco’s equity securities. Certain of Wesco’s equity investments declined further in 2009. Fluctuation in the market price of a security may also result from actual or perceived changes in the underlying economic characteristics of the investee and the relative prices of alternative investments. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.

Wesco’s consolidated balance sheet at December 31, 2009 contained $2.066 billion of marketable equity securities stated at fair value, reflecting a net increase in fair values by $198 million during the year. The concentration existing in Wesco’s equity securities portfolio exposes it to more significant market price fluctuations than might be the case were Wesco’s investments more diversified. This exposure to fluctuations is further exacerbated by the large amount invested in companies engaged in the banking industry, inasmuch as trading prices of financial institutions’ shares have been more severely impacted than have general trading prices as a result of the recent liquidity crisis and deterioration of assets and earnings reported by the industry beginning in mid 2008. (At December 31, 2009, five investments, whose carrying values aggregated $1.6 billion, comprised 79% of the carrying value of the Company’s equity securities portfolio. These five were common stocks of Wells Fargo & Company, USBancorp, The Procter & Gamble Company, The Coca-Cola Company and Kraft Foods Incorporated, of which the first two are in the banking industry and the latter three have significant global operations and thus are subject to changes in global economic conditions and foreign currency exchange rates.)

The following table summarizes Wesco’s equity price risks as of December 31, 2009 and 2008. It shows the effects of a hypothetical 50% overall increase or decrease in market prices of marketable equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2009		December 31, 2008
	Increase	Decrease	Increase	Decrease

Market value of marketable equity securities —
As recorded	$2,065,627	$2,065,627	$1,868,293	$1,868,293
Hypothetical	3,098,440	1,032,813	2,802,440	934,147
Shareholders’ equity —
As recorded	2,550,717	2,550,717	2,377,756	2,377,756
Hypothetical	3,222,045	1,879,388	2,984,951	1,770,561

The 50% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.

INTEREST RATE RISK

Wesco’s consolidated balance sheet at December 31, 2009 contained $274 million of cash and cash equivalents and $230 million of securities with fixed maturities. Consequently, market value risks with respect to changing interest rates were not considered significant at December 31, 2009.

The fair values of Wesco’s fixed-maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values. Fair values of Wesco’s investments may also be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market conditions.

FOREIGN CURRENCY RISK

Wesco’s participation in the Swiss Re contract beginning in 2008 has subjected Wesco to foreign currency risk inasmuch as more than half of the business assumed by NICO under the contract is denominated in currencies other than U.S. dollars. In addition, CORT’s new U.K.-based subsidiary also subjects Wesco to foreign currency risk, although the volume of business conducted in the U.K. has not become significant. Otherwise, Wesco’s foreign currency risk is limited principally to that of its investees. It has a significant amount invested in major international companies, such as the Coca-Cola Company, that have significant foreign business and foreign currency risks of their own.

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

Financial Statement Schedule	Schedule Number	Page Number(s)

Condensed financial information of Wesco —
December 31, 2009 and 2008, and years ended December 31, 2009, 2008 and 2007	I	61-62

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable, as there were no such changes or disagreements.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Exchange Act, as amended, is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13A-5(f) under the Exchange Act. The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by Rule 13a-15(c) under the

Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2009.

Wesco’s independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2009. Its report begins on Page 41.

WESCO FINANCIAL CORPORATION

Pasadena, California
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Code of Business Conduct and Ethics” appearing in the definitive combined notice of annual meeting and proxy statement of Wesco for its annual meeting of shareholders scheduled to be held May 5, 2010 (the “2010 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2010 Proxy Statement is incorporated herein by reference. All such compensation is cash compensation; Wesco neither has, nor is considering having, any stock option plan or other equity compensation arrangement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth in the sections “Voting Securities and Principal Holders Thereof,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information set forth in the sections “Election of Directors,” “Voting Securities and Principal Holders Thereof,” “Compensation of Executive Officers,” “Director Compensation,” “Corporate Governance” and “Compensation Discussion and Analysis” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section “Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated herein by reference.

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

31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2009. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger Chairman of the Board and President (principal executive officer)	February 26, 2010
By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg Director	February 26, 2010

/s/ Robert E. Denham
Robert E. Denham Director	February 26, 2010

/s/ Robert T. Flaherty
Robert T. Flaherty Director	February 26, 2010

/s/ Peter D. Kaufman
Peter D. Kaufman Director	February 26, 2010

/s/ Charles T. Munger
Charles T. Munger Director	February 26, 2010

/s/ Elizabeth Caspers Peters
Elizabeth Caspers Peters Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California

We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wesco Financial Corporation and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Omaha, Nebraska
February 26, 2010

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$273,671	$297,643
Investments —
Securities with fixed maturities	229,872	28,656
Marketable equity securities	2,065,627	1,868,293
Accounts receivable	37,983	57,489
Receivable from affiliates	173,476	133,396
Rental furniture	177,793	217,597
Goodwill of acquired businesses	277,590	277,742
Other assets	165,414	169,879

	$3,401,426	$3,050,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance losses and loss adjustment expenses —
Affiliated business	$290,375	$164,424
Unaffiliated business	53,091	50,844
Unearned insurance premiums —	110,477	94,544
Affiliated business
Unaffiliated business	11,516	13,251
Deferred furniture rental income and security deposits	11,846	17,674
Accounts payable and accrued expenses	54,537	61,145
Notes payable	28,200	40,400
Income taxes payable, principally deferred	290,667	230,657

	850,709	672,939

Shareholders’ equity —
Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Accumulated other comprehensive income	282,900	152,763
Retained earnings	2,234,493	2,191,669

Total shareholders’ equity	2,550,717	2,377,756

	$3,401,426	$3,050,695

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Furniture rentals	$312,234	$340,162	$327,671
Sales and service revenues	106,342	130,753	129,861
Insurance premiums earned —	307,560	218,094	35,530
Affiliated business
Unaffiliated business	15,661	19,870	18,881
Dividend and interest income	67,458	79,079	90,872
Realized investment gains	—	7,006	24,240
Other	4,076	3,990	3,869

	813,331	798,954	630,924

Costs and expenses:
Cost of products and services sold	130,992	149,319	143,282
Insurance losses and loss adjustment expenses —	198,853	151,308	24,008
Affiliated business
Unaffiliated business	14,454	20,892	4,269
Insurance underwriting expenses —
Affiliated business	92,857	63,156	8,019
Unaffiliated business	5,946	7,135	7,284
Selling, general and administrative expenses	305,934	300,231	280,728
Interest expense	641	1,798	2,408

	749,677	693,839	469,998

Income before income taxes	63,654	105,115	160,926
Income taxes	9,581	22,999	51,765

Net income	$54,073	$82,116	$109,161

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$7.59	$11.53	$15.33
Cash dividends	1.58	1.54	1.50

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$54,073	$82,116	$109,161
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(20,755)	(22,447)	(22,678)
Investment gains	—	(7,006)	(24,240)
Depreciation and amortization	55,500	49,574	41,515
Change in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	125,951	124,737	9,926
Unaffiliated business	2,247	(3,314)	5,609
Change in unearned insurance premiums —
Affiliated business	15,933	79,503	979
Unaffiliated business	(1,735)	(1,974)	(73)
Change in receivable from affiliates	(40,080)	(96,725)	(13,489)
Change in income taxes payable	(9,410)	4,953	(27,075)
Other, net	12,134	(16,767)	2,724

Net cash flows from operating activities	193,858	192,650	82,359

Cash flows from investing activities:
Purchases of securities with fixed maturities	(208,269)	—	(29,106)
Purchases of equity securities	—	(349,071)	(826,826)
Purchases of rental furniture	(45,385)	(74,572)	(73,809)
Proceeds from redemptions and maturities of securities with fixed maturities	8,639	7,402	74,195
Proceeds from sales of rental furniture	61,192	61,800	61,704
Proceeds from sales of equity securities	—	60,203	25,126
Change in condominium construction in process	(5,420)	(28,510)	(26,059)
Acquisitions of businesses, net of cash acquired	(878)	(81,428)	—
Other, net	(4,333)	(8,863)	(6,534)

Net cash flows from investing activities	(194,454)	(413,039)	(801,309)

Cash flows from financing activities:
Borrowings (repayments), net, under revolving credit facility	(12,200)	3,200	(1,000)
Payment of cash dividends	(11,249)	(10,965)	(10,679)

Net cash flows from financing activities	(23,449)	(7,765)	(11,679)

Effect of foreign currency exchange rate changes	73	(925)	—

Decrease in cash and cash equivalents	(23,972)	(229,079)	(730,629)
Cash and cash equivalents — beginning of year	297,643	526,722	1,257,351

Cash and cash equivalents — end of year	$273,671	$297,643	$526,722

Supplementary disclosures
Interest paid during year	$713	$1,744	$2,309
Income taxes paid, net, during year	19,133	17,960	79,011

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Capital stock:
Balance at beginning and end of year	$7,120	$7,120	$7,120

Additional paid-in capital:
Balance at beginning and end of year	$26,204	$26,204	$26,204

Retained earnings:
Balance at beginning of year	$2,191,669	$2,120,518	$2,022,036
Net income	54,073	82,116	109,161
Cash dividends declared and paid	(11,249)	(10,965)	(10,679)

Balance at end of year	$2,234,493	$2,191,669	$2,120,518

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) of investments, net	$198,917	$(348,283)	$55,132
Applicable income taxes	(69,526)	121,926	(19,093)
Foreign currency translation adjustments	1,434	(2,687)	—
Applicable income taxes	(688)	790	—

Other comprehensive income (loss)	130,137	(228,254)	36,039
Accumulated other comprehensive income at beginning of year	152,763	381,017	344,978

Accumulated other comprehensive income at end of year	$282,900	$152,763	$381,017

Comprehensive income (loss):
Net income	$54,073	$82,116	$109,161
Other comprehensive income (loss)	130,137	(228,254)	36,039

Total comprehensive income (loss)	$184,210	$(146,138)	$145,200

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except for amounts per share)

Note 1.	Significant Accounting Policies and Practices

Nature of operations, basis of consolidation, and presentation

Wesco Financial Corporation (“Wesco”) is an 80.1% indirectly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Wesco is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. Its principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 12. Intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.

In January 2008, CORT purchased RoomService Group, a small furniture rental company in the United Kingdom, for $5,500, including $1,913 of goodwill. In November 2008 CORT purchased certain assets of the Corporate Furnishing Division of Aaron Rents, Inc., for $76,430, including $9,717 of goodwill. The fair values of the assets acquired and liabilities assumed are included in the accompanying consolidated financial statements from dates of acquisition.

The operations of Wes-FIC are managed by Berkshire’s subsidiary National Indemnity Company (“NICO”). Historically, a significant part of Wes-FIC’s insurance business has derived from contracts with NICO and other wholly owned insurance subsidiaries of Berkshire, herein referred to as the “Berkshire Insurance Group”. Terms of Wes-FIC’s participation in the insurance contracts are identical to those by which the other Berkshire Insurance Group members participate, except as to the relative percentages of their participation in the various contracts. Financial data appearing in the accompanying consolidated financial statements relative to business with the Berkshire Insurance Group is designated as affiliated business.

Wes-FIC significantly increased its reinsurance activities effective at the beginning of 2008, when it entered into a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this arrangement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. Wes-FIC recorded written premiums of $294.1 million and $265.2 million in 2009 and 2008, and earned premiums of $276.7 million and $183.2 million in those respective years, under this arrangement.

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

Cash equivalents

Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, and other investments with a maturity of three months or less when purchased.

Investments

The appropriate classifications of investments in securities with fixed maturities and marketable equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. All other investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.

Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or fair value of equity investments, when applicable. With respect to an investment in a fixed-maturity security, an other-than-temporary impairment would be recognized if the Company (a) intends to sell or expects to be required to sell the security before amortized cost is recovered or (b) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Losses under (a) would be recognized in earnings. Under (b) any credit loss component would be recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, would be reflected in other comprehensive income. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.

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

Goodwill of acquired businesses

Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to assets acquired and liabilities assumed. All goodwill acquired is assigned to the reporting unit that the related assets are employed in and the liabilities relate to, as it is believed that those reporting units benefit from the acquisition. The Company accounts for goodwill in accordance with GAAP, which requires a test for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is performed in two phases. The first step compares the carrying value of the reporting unit, including goodwill, to its estimated fair value. If the

Dollar amounts in thousands except for amounts per share

carrying value is greater than the estimated fair value of the unit, a second step is required, comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company determines the fair value of its furniture rental unit using the discounted cash flows approach. Under the discounted cash flows approach, the Company estimates the fair value of the reporting unit based on the present value of its estimated future cash flows. This approach incorporates a number of significant estimates and assumptions that include: a forecast of the reporting unit’s future cash flows, estimated growth rates, future terminal value, and an appropriate discount rate. The Company then prepares a sensitivity analysis as to how changes in key estimates or assumptions might affect the outcome of the goodwill impairment test. In projecting future cash flows, the Company considers the current economic environment as well as historical results of the unit. The Company believes that the discounted cash flows approach is the most meaningful valuation technique for the furniture rental business, as CORT is the only national company that operates in the rent-to-rent furniture industry, thus making market-based and transaction-based valuation techniques less meaningful.

Inventories

Inventories of $6,221 and $6,425, included in other assets on the accompanying consolidated balance sheet at December 31, 2009 and 2008, are stated at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate differences in values between LIFO cost and cost determined under the first-in, first-out (“FIFO”) methods were $9,793 and $12,674 as of December 31, 2009 and December 31, 2008, respectively. LIFO inventory accounting adjustments increased income before income taxes by $2,551 ($1,535 after income taxes) for 2009 and decreased income before income taxes by $1,667 and $1,695 ($1,003 and $1,020, after income taxes) for 2008 and 2007.

Capitalized construction costs

Capitalized construction costs of $72,005 and $76,085 are included in other assets on the accompanying consolidated balance sheet at December 31, 2009 and 2008. These costs are associated with the acquisition, development and construction of a real estate project managed by MS Property Company, a Wesco subsidiary.

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

Interest income from investments in fixed maturity securities is earned under the constant yield method and includes accrual of interest due as well as amortization of acquisition premiums and accruable discounts. In

Dollar amounts in thousands except for amounts per share

determining the constant yield for mortgage-backed securities, anticipated counterparty prepayments are estimated and evaluated periodically. Dividends from equity securities are earned on the ex-dividend date.

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

Considerable judgment is required to evaluate claims and estimate claims liabilities in connection with reinsurance contracts. As further data becomes available, the liabilities are reevaluated and adjusted as appropriate. Additionally, claims, at each balance sheet date, are in various stages of the settlement process. Each claim is settled individually based upon its merits, and some take years to settle, especially if legal action is involved. Actual ultimate claims amounts are likely to differ from amounts recorded at the balance sheet date.

Depending on the type of loss being estimated, the timing and amount of loss payments are subject to a great degree of variability and are contingent upon, among other factors, the timing of the claim reporting by cedants and insureds, and the determination and payment of the ultimate loss amounts through the loss adjustment process. Judgments and assumptions are necessary in projecting the ultimate amounts payable in the future with respect to loss events that have occurred.

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

Dollar amounts in thousands except for amounts per share

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

Accounting pronouncements adopted in 2009 and 2008

In 2009, the Financial Accounting Standards Board established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of GAAP through the integration of then current accounting standards from several sources into a single source. The Codification did not affect the content or application of GAAP that was in effect and had no material impact on our consolidated financial statements. In these notes, specific accounting standards are identified by Accounting Standards Codification number or “ASC”.

As of January 1, 2008, Wesco adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 establishes a framework for measuring fair value based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:

Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Substantially all of Wesco’s equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.

Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active or inactive markets; quoted prices for identical assets or liabilities in markets that are not active; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics since active markets are not common for many instruments.

Level 3 inputs are unobservable inputs used in the measurement of assets. Measurement of the fair values of the non-exchange traded investments are based on a standard warrant valuation model or discounted cash flow model, as applicable, which are techniques believed to be widely used by other market participants. Significant assumptions inherent in the warrant valuation model include an estimated stock price volatility factor, dividend and interest rate assumptions, and the estimated term of the warrants.

Dollar amounts in thousands except for amounts per share

Significant assumptions used in a discounted cash flow model include the discount rate and estimated duration of the instrument.

The adoption of ASC 820 did not have a material impact on the accompanying consolidated financial statements.

In May 2009, the FASB amended ASC 855 Subsequent Events to set forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date but before the company’s financial statements are issued and is effective for the periods ending after June 15, 2009. Wesco management has evaluated events that have occurred subsequent to December 31, 2009.

Accounting pronouncements not yet in effect

Wesco’s management does not believe than any authoritative accounting pronouncements issued to date and required to be adopted after yearend 2009 are likely to have a material effect on shareholders’ equity.

Note 2.	Investments

Following is a summary of investments in securities with fixed maturities:

	December 31, 2009		December 31, 2008
		Fair		Fair
	Amortized Cost	Value	Amortized Cost	Value

Mortgage-backed securities	$18,865	$20,702	$21,894	$22,886
Corporate bonds	200,000	200,000	—	—
Other, principally U.S. government obligations	8,265	9,170	5,606	5,770

	$227,130	$229,872	$27,500	$28,656

At yearend 2009 and 2008, the fair values of securities with fixed maturities contained unrealized gains of $2,742 and $1,156. There were no unrealized losses at December 31, 2009 or 2008.

On December 17, 2009 Wesco acquired $200 million par amount of 5.0% senior notes due 2014 of Wm. Wrigley Jr. Company (“Wrigley”). Wesco has classified the Wrigley Notes as held-to-maturity, and accordingly, they are carried at cost.

Shown below are the amortized costs and fair values of securities with fixed maturities at December 31, 2009, by contractual maturity dates.

		Fair
	Amortized Cost	Value

Due in 2010 — 2013	$8,265	$9,170
Due in 2014	200,000	200,000
Mortgage-backed securities	18,865	20,702

	$227,130	$229,872

Dollar amounts in thousands except for amounts per share

Following is a summary of investments in marketable equity securities (all common stocks):

	December 31, 2009		December 31, 2008
		Fair (Carrying)		Fair (Carrying)
	Cost	Value	Cost	Value

The Procter & Gamble Company	$372,480	$378,331	$372,480	$385,757
The Coca-Cola Company	40,761	410,719	40,761	326,198
Wells Fargo & Company	382,779	341,240	382,779	372,722
Kraft Foods Incorporated	325,816	271,800	325,816	268,500
US Bancorp	266,940	225,100	266,940	250,100
Other	243,661	438,437	243,661	265,016

	$1,632,437	$2,065,627	$1,632,437	$1,868,293

At yearends 2009 and 2008, the estimated fair values of marketable equity securities contained unrealized gains of $590,395 and $399,910 and unrealized losses of $157,205 and $164,054, respectively. As of December 31, 2009, two marketable equity securities had been in an unrealized loss positions for more than twelve months and unrealized losses on each security approximated 16% of its respective cost. In management’s judgment the financial condition and near term prospects of these issuers are favorable and Wesco possesses the intent and ability to retain these investments for a period of time sufficient to allow for the prices to recover.

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

Wesco’s realized investment gains for 2008 and 2007 were $7,006 and $24,240, before taxes, respectively. There were no realized investment gains for 2009 or realized losses in any of the past three years.

Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.

Note 3.	Accounts Receivable

Accounts receivable from unaffiliated companies are comprised of the following:

	December 31,	December 31,
	2009	2008

Trade accounts receivable	$40,592	$59,875
Allowance for uncollectible accounts	(2,609)	(2,386)

	$37,983	$57,489

Note 4.	Rental Furniture

Following is a reconciliation of the change in carrying value of rental furniture for 2009 and 2008:

	December 31,	December 31,
	2009	2008

Cost of rental furniture	$294,266	$323,117
Less accumulated depreciation	(116,473)	(105,520)

	$177,793	$217,597

Dollar amounts in thousands except for amounts per share

Note 5.	Goodwill

Following is a breakdown of goodwill:

	December 31,	December 31,
	2009	2008

Balance at beginning of year	$277,742	$266,607
Foreign currency translation	(152)	(495)
Acquisitions of businesses and other	—	11,630

	$277,590	$277,742

The decrease in goodwill for 2009 relates to the fluctuation of the foreign currency exchange rate of the functional currency for Roomservice Group, CORT’s foreign based subsidiary. The increase in goodwill for 2008 relates primarily to CORT’s acquisitions of Roomservice Group and certain assets of Aaron Rents, Inc.

The Company performed its annual goodwill impairment test for 2009 and 2008 in the fourth quarters of each respective year, and concluded that there was no impairment for any of its reporting units at that time because the fair values exceeded the book carrying values.

The length and magnitude of the economic recession which became evident in 2008 and continued into 2009 has had a negative impact on the Company’s reporting units to date, but the extent of that impact over the long term cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will be accurate predictions of the future. If the weak economic environment has an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.

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

Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2009	2008	2007

Gross liabilities at beginning of year	$215,268	$93,845	$78,310
Less ceded liabilities*	(17,914)	(23,502)	(11,628)

Net balance at beginning of year	197,354	70,343	66,682

Incurred losses recorded during year —
For current year	225,451	175,962	35,392
For all prior years	(12,144)	(3,762)	(7,115)

Total incurred losses	213,307	172,200	28,277

Payments made during year —
For current year	34,618	19,433	9,255
For all prior years	51,865	25,756	15,362

Total payments	86,483	45,189	24,617

Net liabilities at end of year	324,178	197,354	70,343
Plus ceded liabilities*	19,288	17,914	23,502

Gross liabilities at end of year	$343,466	$215,268	$93,845

*	Principally represents Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 12, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2009, $12,144 of net favorable reserve development was recorded, which principally included $12,043 attributed to the Swiss Re contract for the year 2008 and $3,502 attributable to aviation-related reinsurance, primarily for the years 2005 to 2007, partially offset by $4,579 of unfavorable reserve development attributable to primary insurance, including, most notably, increases in loss estimates relating for the years 2007 and 2008, less loss recoveries of $1,002 attributable mainly to a deposit guarantee loss recorded in 2008. During 2008, $3,762 of net favorable reserve development was recorded, which included $4,158 attributable to aviation-related reinsurance, primarily for years 2002-2007, partially offset by $396 of unfavorable reserve development attributable to primary insurance. During 2007, $7,115 of net favorable reserve development was recorded, which included $3,600 attributable to primary insurance and reflected, most notably, the reversal, following a favorable court decision, of a loss of $1,900 recorded in 2005. The 2007 favorable reserve development also included $3,200 attributable to aviation-related reinsurance.

Dollar amounts in thousands except for amounts per share

Note 7.	Notes Payable and Other Contractual Obligations

Following is a summary of notes payable, at year end:

	December 31,
	2009	2008

Revolving credit facility	$28,000	$40,200
Other	200	200

	$28,200	$40,400

The credit facility, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual interest rate on amounts outstanding under the revolving credit facility at yearend 2009 was 0.51% in addition to an annual commitment fee of .075% of the total credit facility. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit facility expires in June 2011. In addition to the $28,200 of loans outstanding at December 31, 2009, the business was contingently liable with respect to letters of credit totaling $7,085.

Fair values of the notes payable at yearend 2009 and 2008 approximated carrying values of $28,200 and $40,400.

In addition to recorded liabilities, Wesco at yearend 2009 had operating lease obligations aggregating $108,090 (payable in 2010, $27,755; in 2011, $23,472; in 2012, $18,072; in 2013, $12,709; in 2014, $9,404; and thereafter, $16,678) and other contractual obligations aggregating $17,665. Rent expense amounted to $34,391, $32,013 and $29,075 for 2009, 2008 and 2007.

Note 8.	Fair Value Measurements

Following is a summary of Wesco’s yearend 2009 and 2008 financial assets and liabilities measured at fair value on a recurring basis by the type of inputs applicable to fair value measurement:

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Investments in fixed maturity securities	$29,872	$—	$29,872	$—
Investments in equity securities	2,065,627	1,726,878	—	338,749
December 31, 2008
Investments in fixed maturity securities	$28,656	$—	$28,656	$—
Investments in equity securities	1,868,293	1,658,783	—	209,510

Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments in
Equity Securities

Balance at December 31, 2008	$209,510
Unrealized gains included in other comprehensive income	129,239
Purchases	—

Balance at December 31, 2009	$338,749

Dollar amounts in thousands except for amounts per share

Note 9.	Income Taxes

Following is a breakdown of income taxes payable at 2009 and 2008 yearends:

	December 31,
	2009	2008

Deferred tax liabilities, relating to —
Appreciation of investments	$153,511	$83,985
Cost basis differences in investments	116,368	116,368
Other items	63,794	60,277

	333,673	260,630
Deferred tax assets	(43,066)	(31,061)

Net deferred tax liabilities	290,607	229,569
Taxes currently payable	60	1,088

Income taxes payable	$290,667	$230,657

The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2009	2008	2007

Federal	$12,786	$24,958	$50,165
State	(2,517)	(957)	1,600
Foreign	(688)	(1,002)	—

Provision for income taxes	$9,581	$22,999	$51,765

Current	$17,349	$15,987	$50,272
Deferred	(7,768)	7,012	1,493

Provision for income taxes	$9,581	$22,999	$51,765

Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2009	2008	2007

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(25.1)	(14.6)	(4.2)
State income taxes, less Federal tax benefit	(2.7)	(0.3)	(0.1)
Other differences, net	7.9	1.8	1.5

Effective income tax provision rate	15.1%	21.9%	32.2%

Consolidated U.S. federal income tax return liabilities have been substantially settled with the Internal Revenue Service (the “IRS”) through 1998. The IRS has completed its examination of the consolidated U.S. federal income tax returns for the years 1999 through 2006. The years 1999 through 2001 are being reviewed by the Joint Committee on Taxation. The years 2002 through 2006 are currently being reviewed in the IRS appeals process. The IRS has recently started its examination of the 2007 and 2008 tax years. Wesco management believes that the ultimate outcome of the Federal income tax audits will not materially affect Wesco’s consolidated financial statements.

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

Included in other liabilities on the accompanying consolidated balance sheet is $300 as of December 31, 2009, representing management’s estimate of the remaining costs that are likely to be incurred in connection with the litigation. Although the ultimate cost is not yet certain, it is not expected that the ultimate impact of additional future costs, if any, will be significant to Wesco.

Note 11.	Quarterly Financial Information

Unaudited quarterly consolidated financial information for 2009 and 2008 follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total For Year

2009
Revenues	$210,802	$202,515	$203,884	$196,130	$813,331

Net income	$19,959	$12,930	$9,882	$11,302	$54,073
Per capital share	2.80	1.82	1.39	1.58	7.59

2008
Revenues	$160,196	$211,342	$207,001	$220,415	$798,954

Net income	$20,717	$21,573	$16,164	$23,662	$82,116
Per capital share	2.91	3.03	2.27	3.32	11.53

Realized investment gains —
2009
Before taxes (included in revenues)	$—	$—	$—	$—	$—
After taxes (included in net income)	—	—	—	—	—

2008
Before taxes (included in revenues)	$—	$—	$—	$7,006	$7,006
After taxes (included in net income)	—	—	—	4,554	4,554

Note 12.	Business Segment Data

Wesco’s reportable business segments are organized in a manner that reflects how management views those business activities. The financial information that follows shows data of reportable segments reconciled to amounts reflected in the Consolidated Financial Statements.

The insurance segment includes the accounts of Wes-FIC and its subsidiary, KBS. Wes-FIC is engaged in the property and casualty insurance and reinsurance business. For the past three years its reinsurance business has consisted principally of participation with the Berkshire Insurance Group in several reinsurance contracts, as

Dollar amounts in thousands except for amounts per share

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

Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, Wesco’s insurance subsidiaries may pay up to approximately $268,295 as ordinary dividends as of yearend 2009.

Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,568,000 at December 31, 2009 and $2,359,000 at December 31, 2008. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.

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

The industrial segment includes the operating accounts of Precision Steel and its subsidiaries. The Precision Steel group operates two service centers which buy steel and other metals in the form of sheets or strips, cut these to order and sell them directly to a wide variety of industrial customers throughout the United States. The Precision Steel group also manufactures shim stock and other toolroom specialty items and sells them, along with hose clamps and threaded rod, nationwide, generally through distributors.

Wesco’s consolidated realized net investment gains and goodwill of acquired businesses, are shown separately as nonsegment items, consistent with the way Wesco’s management evaluates the performance of its operating segments. Other items considered unrelated to Wesco’s three business segments include principally (1) investments other than those held by Wes-FIC and KBS, together with related dividend and interest income,

Dollar amounts in thousands except for amounts per share

(2) commercial real estate, together with related revenues and expenses, (3) residential real estate development, and (4) the assets, revenues and expenses of the parent company.

	2009	2008	2007

Insurance segment:
Premiums earned	$323,221	$237,964	$54,411
Dividend and interest income	67,253	77,914	89,716
Income taxes	15,156	12,055	28,300
Net income	63,003	61,332	72,247
Depreciation and amortization other than of discounts and premiums of investments	26	36	45
Advertising expense	111	138	181
Capital expenditures	7	4	32
Assets at yearend	2,755,509	2,336,463	2,497,794

Furniture rental segment:
Revenues	$380,196	$410,043	$396,170
Income taxes	(1,717)	7,006	13,570
Net income (loss)	(1,359)	15,744	20,316
Depreciation and amortization other than of discounts and premiums of investments	53,783	43,195	39,891
Advertising expense	12,837	16,762	18,002
Interest expense	640	1,798	2,408
Capital expenditures	2,972	7,197	3,971
Assets at yearend	252,180	310,412	245,817

Industrial segment:
Sales, service and other revenues	$38,380	$60,872	$61,361
Income taxes	(357)	759	603
Net income (loss)	(648)	842	915
Depreciation and amortization	402	409	433
Advertising expense	211	202	258
Capital expenditures	230	456	357
Assets at yearend	19,502	16,734	19,263

Goodwill of acquired businesses (included in assets)	$277,590	$277,742	$266,607

Realized investment gains:
Before taxes (included in revenues)	$—	$7,006	$24,240
After taxes (included in net income)	—	4,554	15,756

Other items unrelated to business segments:
Dividend and interest income	$205	$1,165	$1,156
Other revenues	4,076	3,990	3,870
Income taxes	(3,501)	726	808
Net income (loss)	(6,923)	(356)	(73)
Depreciation and amortization	387	351	388
Capital expenditures	755	95	419
Assets at yearend	96,645	109,344	83,528

Consolidated revenues (total of those set forth above)	$813,331	$798,954	$630,924

Consolidated assets (total of those set forth above)	$3,401,426	$3,050,695	$3,113,009

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL

INFORMATION OF REGISTRANT

BALANCE SHEET
(Dollar amounts in thousands)

	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$18	$33
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,749,442	2,563,311

	$2,749,460	$2,563,344

Liabilities and shareholders’ equity:
Loans from subsidiaries	$198,268	$185,204
Income taxes payable	128	62
Other liabilities	347	322

Total liabilities	198,743	185,588
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,550,717	2,377,756

	$2,749,460	$2,563,344

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues	$—	$—	$—

Expenses:
Intercompany interest	1,914	5,083	7,251
General and administrative	1,041	1,277	1,059

	2,955	6,360	8,310

Loss before items shown below	(2,955)	(6,360)	(8,310)
Income taxes	(1,034)	(2,225)	(2,908)
Equity in undistributed earnings of subsidiaries	55,994	86,251	114,563

Net income	$54,073	$82,116	$109,161

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION

SCHEDULE I — CONDENSED FINANCIAL

INFORMATION OF REGISTRANT (Continued)

STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$54,073	$82,116	$109,161
Adjustments to reconcile net income with cash flows from operating activities —
Change in income taxes payable currently	66	(417)	1,026
Equity in undistributed earnings of subsidiaries	(55,994)	(86,251)	(114,563)
Other, net	25	202	1

Net cash flows from operating activities	(1,830)	(4,350)	(4,375)

Cash flows from financing activities:
Borrowings from subsidiaries, net	13,064	15,331	15,052
Payment of cash dividends	(11,249)	(10,965)	(10,679)

Net cash flows from financing activities	1,815	4,366	4,373

Increase (decrease) in cash and cash equivalents	(15)	16	(2)
Cash and cash equivalents — beginning of year	33	17	19

Cash and cash equivalents — end of year	$18	$33	$17

See notes to consolidated financial statements.

Wesco Stock Performance Graph

The following graph compares the value at each subsequent yearend of $100 invested in Wesco capital stock on December 31, 2004 with identical investments in the Standard and Poor’s (“S&P”) 500 Stock Index and the S&P Property-Casualty Insurance Index, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Return*

Comparison of Cumulative Five Year Total Return

*	It would be difficult to develop a peer group of companies similar to Wesco. The Company owns subsidiaries engaged in a number of diverse business activities of which the most important is the property and casualty insurance business and, accordingly, management has used the Standard and Poor’s Property-Casualty Insurance Index for comparative purposes.