Form 10-Q
period 2010-03-31
WESCO FINANCIAL CORP
filed 2010-05-10
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 7, 2010

PART I. FINANCIAL INFORMATION

		Page(s)

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheet -- March 31, 2010 and December 31, 2009	4

	Condensed consolidated statement of income and retained earnings -- three-month periods ended March 31, 2010 and March 31, 2009	5

	Condensed consolidated statement of cash flows -- three-month periods ended March 31, 2010 and March 31, 2009	6

	Notes to condensed consolidated financial statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-19
EX-31.A
EX-31.B
EX-32.A
EX-32.B

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 35 — 37 of the Form 10-K Annual Report for the year ended December 31, 2009, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk, interest rate risk and foreign exchange risk at Wesco. There have been no material changes through March 31, 2010.

Item 4.	Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2010	2009
ASSETS

Cash and cash equivalents	$314,462	$273,671
Investments —
Securities with fixed maturities	223,422	229,872
Equity securities	2,172,177	2,065,627
Receivable from affiliates	215,151	173,476
Rental furniture	172,126	177,793
Goodwill of acquired businesses	277,474	277,590
Other assets	221,610	203,397

	$3,596,422	$3,401,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$314,547	$290,375
Unaffiliated business	62,493	53,091
Unearned insurance premiums —
Affiliated business	142,941	110,477
Unaffiliated business	9,573	11,516
Deferred furniture rental income and security deposits	8,947	11,846
Notes payable	30,200	28,200
Income taxes payable, principally deferred	330,939	290,667
Other liabilities	61,001	54,537

	960,641	850,709

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	358,556	282,900
Retained earnings	2,243,901	2,234,493

Total shareholders’ equity	2,635,781	2,550,717

	$3,596,422	$3,401,426

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Furniture rentals	$71,865	$82,699
Sales and service revenues	27,623	28,505
Insurance premiums earned —
Affiliated business	66,113	75,584
Unaffiliated business	5,741	3,713
Dividend and interest income	19,681	19,304
Realized investment losses	(259)	—
Other	1,034	997

	191,798	210,802

Costs and expenses:
Cost of products and services sold	31,993	35,538
Insurance losses and loss adjustment expenses —
Affiliated business	51,570	45,987
Unaffiliated business	5,733	2,323
Insurance underwriting expenses —
Affiliated business	20,944	21,959
Unaffiliated business	1,673	1,260
Selling, general and administrative expenses	66,039	78,924
Interest expense	87	255

	178,039	186,246

Income before income taxes	13,759	24,556
Income taxes	1,432	4,597

Net income	12,327	19,959

Retained earnings — beginning of period	2,234,493	2,191,669
Cash dividends declared and paid	(2,919)	(2,812)

Retained earnings — end of period	$2,243,901	$2,208,816

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$1.73	$2.80

Cash dividends	$.41	$.395

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities, net	$18,948	$18,778

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	5,769	839
Proceeds from sales of equity securities	11,394	—
Purchases of securities with fixed maturities	—	(4,232)
Purchases of rental furniture	(13,793)	(11,547)
Sales of rental furniture	14,204	17,146
Change in condominium construction in process	6,889	(4,282)
Other, net	(1,677)	(586)

Net cash flows from investing activities	22,786	(2,662)

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	2,000	2,800
Payment of cash dividends	(2,919)	(2,812)

Net cash flows from financing activities	(919)	(12)

Effect of foreign currency exchange rate changes	(24)	(31)

Increase in cash and cash equivalents	40,791	16,073

Cash and cash equivalents — beginning of period	273,671	297,643

Cash and cash equivalents — end of period	$314,462	$313,716

Supplementary information:
Interest paid during period	$74	$329
Income taxes paid, net, during period	2,565	1,584

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions that have occurred subsequent to March 31, 2010. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 46 through 58 of its 2009 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 46 through 51.
     Consolidated U.S. federal income tax return liabilities have been substantially settled with the Internal Revenue Service (the “IRS”) through 2001. The IRS has completed its examination of the consolidated U.S. federal income tax returns for the years 2002 through 2006. The years 2002 through 2006 are currently being reviewed in the IRS appeals process. The IRS has recently started its examination of the 2007 through 2009 tax years. Wesco’s management believes that the ultimate outcome of the Federal income tax audits will not materially affect Wesco’s consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2010 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	March 31, 2010
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains	Value	Value

Mortgage-backed securities	$17,337	$2,056	$19,393	$19,393
Corporate bonds	200,000	200	200,200	200,000
Other, principally U.S. government obligations	4,011	18	4,029	4,029

	$221,348	$2,274	$223,622	$223,422

	December 31, 2009
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains	Value	Value

Mortgage-backed securities	$18,865	$1,837	$20,702	$20,702
Corporate bonds	200,000	—	200,000	200,000
Other, principally U.S. government obligations	8,265	905	9,170	9,170

	$227,130	$2,742	$229,872	$229,872

     At periods ended March 31, 2010 and December 31, 2009, the carrying values of securities with fixed maturities contained no unrealized losses.
     On December 17, 2009 Wesco acquired $200 million par amount of 5.0% senior notes due 2014 of Wm. Wrigley Jr. Company (“Wrigley”). Wesco has classified the Wrigley Notes as held-to-maturity, and accordingly, they are carried at cost.
     Following is a summary of investments in marketable equity securities (all common stocks):

	March 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value

The Procter & Gamble Company	$372,480	$394,805	$372,480	$378,331
The Coca-Cola Company	40,761	396,308	40,761	410,719
Wells Fargo & Company	382,779	393,456	382,779	341,240
Kraft Foods Incorporated	325,816	302,400	325,816	271,800
US Bancorp	266,940	258,800	266,940	225,100
Other	232,007	426,408	243,661	438,437

	$1,620,783	$2,172,177	$1,632,437	$2,065,627

     Fair values of equity securities included gross unrealized losses of $96,500 at March 31, 2010 and $157,205 at December 31, 2009. As of March 31, 2010, two marketable equity securities had been in an unrealized loss position for more than twelve months with unrealized losses of 3% and 7% of their respective costs. In management’s judgment the financial condition and near term prospects of these issuers are favorable and Wesco possesses the intent and ability to retain these investments for a period of time sufficient to allow for the prices to recover.
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
     Wesco’s realized investment losses for 2010 were $259, before taxes. There were no realized investment losses in 2009 or realized gains in either 2010 or 2009.
Dollar amounts in thousands, except for amounts per share

Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net income	$12,327	$19,959
Foreign currency translation adjustment, net of tax *	(586)	(174)
Change in unrealized appreciation of investments, net of income tax effect of $41,294 and ($150,121)	76,242	(276,995)

Comprehensive income (loss)	$87,983	$(257,210)

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2009, from the local currency to U.S. dollars.
Note 4. Fair value measurements
     Following is a summary of Wesco’s financial assets and liabilities measured and carried at fair value on a recurring basis by the type of inputs applicable to fair value measurement.

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Investments in fixed-maturity securities	$23,422	$—	$23,422	$—
Investments in equity securities	2,172,177	1,835,353	—	336,824

December 31, 2009
Investments in fixed-maturity securities	$29,872	$—	$29,872	$—
Investments in equity securities	2,065,627	1,726,878	—	338,749
     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in Equity
Securities
Balance as of December 31, 2009	$338,749
Change in unrealized gains on level 3 investments, included in other comprehensive income	(1,925)
Purchases	—

Balance as of March 31, 2010	$336,824

Dollar amounts in thousands, except for amounts per share

Investments
in Equity
Securities
Balance as of December 31, 2008	$209,510
Change in unrealized gains on level 3 investments, included in other comprehensive income	28,067
Purchases	—

Balance as of March 31, 2009	$237,577

Note 5. Goodwill
     The Company performed its annual impairment tests in the fourth quarter of 2009 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the first quarter of 2010, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2009 and noted that no events had occurred, nor had circumstances changed significantly subsequent to yearend, that would more likely than not reduce the fair values of its reporting units below their carrying amounts.
     Certain of the Company’s reporting units have been negatively impacted by the recent economic recession from which their businesses have not yet fully recovered, but the extent of the impact over the long term cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the recession has an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Environmental matters
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Insurance segment:
Revenues	$91,491	$98,321
Net income	10,817	21,265
Goodwill of acquired businesses	26,991	26,991
Assets at end of period	2,980,822	2,056,897

Dollar amounts in thousands, except for amounts per share

	Three Months Ended
	March 31,	March 31,
	2010	2009
Furniture rental segment:
Revenues	$87,396	$101,194
Net income (loss)	1,740	(956)
Goodwill of acquired businesses	250,483	250,804
Assets at end of period	501,522	544,423

Industrial segment:
Revenues	$12,092	$10,010
Net income (loss)	54	(388)
Assets at end of period	20,662	21,817

Realized investment gain (loss):
Before taxes (included in revenues)	$(259)	$—
After taxes (included in net income)	(168)	—

Other items unrelated to business segments:
Revenues	$1,078	$1,277
Net income (loss)	(116)	38
Assets at end of period	93,416	95,549

Consolidated totals:
Revenues	$191,798	$210,802
Net income	12,327	19,959
Goodwill of acquired businesses	277,474	277,795
Assets at end of period	3,596,422	2,718,686

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 20 through 37 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2009 (“Wesco’s 2009 10-K”) for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses.
Results of Operations
     Consolidated net income decreased to $12.3 million for the first quarter of 2010 compared to $20.0 million for the first quarter of 2009. The decrease in consolidated net income for the current quarter resulted mainly from $9.8 million of after-tax losses and expenses incurred in connection with the February 2010 Chilean earthquake and European Windstorm, Xynthia, under a Wesco-Financial Insurance Company reinsurance agreement. In addition, earnings of Wesco’s CORT furniture rental and Precision Steel businesses, although improved, continue to reflect the effects of weak economic conditions.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $314.5 million at March 31, 2010, and $273.7 million at December 31, 2009.
     Wesco’s liability for unpaid losses and loss adjustment expenses at March 31, 2010 totaled $377.0 million, compared to $343.5 million at December 31, 2009. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s 2009 10-K.
     Wesco’s consolidated borrowings totaled $30.2 million at March 31, 2010, compared to $28.2 million at December 31, 2009. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at March 31, 2010, were essentially unchanged from the $125.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 29 of Wesco’s 2009 10-K.
     Wesco’s shareholders’ equity at March 31, 2010 was $2.64 billion ($370.20 per share), an increase of $85.1 million from the $2.55 billion ($358.26 per share) reported at December 31, 2009. Wesco carries its available-for-sale investments at fair value on its consolidated balance sheet, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The increase in shareholders’ equity for the three-month period reflected principally the net increase in fair values of Wesco’s investments. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet at any given time.
     As reported in Wesco’s 2009 10-K, the operations of Wesco’s subsidiaries have been impacted by weak economic conditions. Although the earnings of Wesco’s furniture rental and industrial segments have improved for the first quarter of 2010 over those of the corresponding year-ago quarter, Wesco’s subsidiaries will continue to focus on cost reduction actions, including minimizing capital expenditures and operating expenses, pending meaningful economic recovery. Wesco has historically attempted to manage its financial condition so that it can weather cyclical economic conditions.
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
     The condensed consolidated income statement appearing on page 5 has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Revenues, including realized net investment gains or losses, if any, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains or losses, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Insurance segment:
Underwriting gain (loss)	$(5,243)	$5,049
Investment income	16,060	16,216
Furniture rental segment	1,740	(956)
Industrial segment	54	(388)
Other	(116)	38

Realized investment losses	(168)	—

Consolidated net income	$12,327	$19,959

Net income per capital share based on 7,119,807 shares outstanding throughout each period	$1.73	$2.80

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

	Three Months Ended
	March 31,	March 31,
	2010	2009
Insurance premiums written:
Reinsurance	$98,750	$124,950
Primary	2,884	2,812

Total	$101,634	$127,762

Insurance premiums earned:
Reinsurance	$69,334	$75,584
Primary	2,520	3,713

Total	71,854	79,297

Insurance losses, loss adjustment expenses and underwriting expenses	79,920	71,530
Underwriting gain (loss), before income taxes:
Reinsurance	(8,646)	7,638
Primary	580	129

Total	(8,066)	7,767
Income taxes	(2,823)	2,718

Underwriting gain (loss), after taxes	$(5,243)	$5,049

     At March 31, 2010, in-force reinsurance business consisted principally of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with National Indemnity Company (“NICO”), which became effective at the beginning of 2008, for the assumption of a 10% share of NICO’s 20% quota share reinsurance of Swiss Re property casualty risks incepting over the five-year period ending December 31, 2012, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc.
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract estimates of premiums, claims and expenses are generally reported to NICO and Wes-FIC 45 days after the end of each quarterly period. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years.

     Written reinsurance premiums included $92.3 million relating to the Swiss Re contract for the first quarter of 2010, down 21.0% from the $116.8 million written for the corresponding quarter of 2009. Earned premiums under the contract for the current quarter were $59.8 million, down 10.1% from the $66.5 million earned under the contract for the first quarter of 2009. Written aviation-related reinsurance premiums were $6.5 million for the first quarter of 2010, down 20.3% from the corresponding 2009 figure. The decreases in premiums for the current quarter were attributable principally to continued competitive pressures on pricing. Both Swiss Re and the aviation pool manager have reported that they will not underwrite business when pricing is deemed inadequate with respect to risks assumed.
     Written primary insurance premiums were relatively unchanged for the first quarter of 2010 from those of the corresponding 2009 quarter. Earned primary premiums declined by 32.1%, reflecting principally the rapid winding down of KBS’s deposit guarantee bond line of insurance, announced late in 2008 and discussed at length in Wesco’s 2009 10-K. The aggregate face amount of outstanding deposit guarantee bonds was reduced, from $9.7 billion at September 30, 2008, when 1,671 separate institutions were insured, to $20.4 million, insuring eight institutions, currently. KBS anticipates that outstanding deposit guarantee bonds will decline to an aggregate of $12 million of deposits in three institutions by June 30, 2010, to $3 million of deposits in one institution by September 30, 2010, and to zero in July 2011. KBS management believes that none of the institutions for which deposit guarantee bonds are outstanding are facing a significant risk of failure. None of these institutions’ deposit guarantee bonds exposes KBS to an after-tax loss in excess of $3 million.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period, but historically have been generally favorable. Underwriting results for the Swiss Re contract resulted in a pre-tax underwriting loss of $6.3 million for the first quarter of 2010, versus a pre-tax underwriting gain of $6.0 million for the first quarter of 2009. In February 2010, the Chilean earthquake and European Windstorm Xynthia struck, producing catastrophe losses for the international property-casualty insurance industry. Underwriting results for the current quarter reflect Wes-FIC’s estimate that its share of losses under the Swiss Re contract from those events was $15 million, based on management’s assessment of publicly available information. Underwriting results under the Swiss Re contract for the first quarter of 2009 included favorable loss development of $6.0 million, before taxes, reflecting an adjustment in recognition of more favorable underwriting results for calendar 2008 than had been reflected in Wes-FIC’s estimate of Swiss Re’s results under the contract during 2008. Underwriting results from the aviation pools reflect a pre-tax underwriting loss of $2.4 million for the first quarter of 2010, versus a pre-tax underwriting gain of $1.7 million for the first quarter of 2009. The frequency and severity of aviation-related losses tend to be volatile, and experience was less favorable in the more recent period.
     Underwriting results from primary insurance for the first quarter of 2010 improved by $0.5 million, before taxes, from those of the first quarter of 2009. The frequency and severity of primary insurance losses tend to be volatile, and loss experience was more favorable in the most recent quarter.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.

     Following is a summary of investment income produced by Wesco’s insurance segment. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Investment income, before taxes	$19,637	$19,024
Income taxes	3,577	2,808

Investment income, after taxes	$16,060	$16,216

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). The insurance segment’s pre-tax dividend income decreased by $2.7 million for the first quarter of 2010, and pre-tax interest income increased by $3.3 million, as compared with the corresponding 2009 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 18.2% and 14.8% for the quarters ended March 31, 2010 and 2009, reflecting the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Furniture rentals	$71,865	$82,699
Furniture sales	14,204	17,146
Service fees	1,327	1,349

Total revenues	87,396	101,194

Cost of rentals, sales and fees	21,838	26,759
Selling, general and administrative expenses	62,734	75,881
Interest expense	87	255

	84,659	102,895

Income (loss) before income taxes	2,737	(1,701)
Income taxes	997	(745)

Segment net income (loss)	$1,740	$(956)

     Furniture rental revenues for the first quarter of 2010 decreased $10.8 million (13.1%) from those of the first quarter of 2009. Excluding rental revenues from trade shows and locations not in operation throughout each year (“core rental revenues”), core rental revenues decreased $15.0 million (20.1%) for the current quarter from those of the year-ago quarter but increased $1.8 million (3.1%) for the current quarter from those of the fourth quarter of 2009. The number of furniture leases outstanding at the end of the first quarter of 2010 declined 15.6% from the number outstanding at the end of the first quarter of 2009 but increased by 5.4% from those outstanding as of yearend 2009. Customer demand for rental furniture decreased significantly during the recent economic recession; however management is hopeful that recent improvements in core rental revenues and furniture leases outstanding indicate that customer demand has stabilized and that further recovery may be on the horizon.
     Furniture sales revenues decreased 17.2% for the first quarter of 2010 from those reported for the year ago quarter; however furniture sales margins increased to 35.2% for the recent quarter, from 33.7% for the first quarter of 2009. Management controls furniture inventory levels by adjusting selling prices. In light of the improving economy, management has become more comfortable with the inventory level than previously.
     Service fees revenues for the first quarter of 2010 were relatively unchanged from those of the first quarter of 2009.
     Cost of rentals, sales and fees amounted to 25.0% and 26.4% of revenues for the first quarters of 2010 and 2009, respectively. The decrease in the cost percentage for the current period was due principally to a decrease in depreciation expense attributable mainly to a lower furniture inventory level, and an increase in profit margin on furniture sold.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $62.8 million for the first quarter of 2010, down $13.3 million (17.5%) from $76.1 million for the first quarter of 2009. The decrease in operating expenses principally reflects lower occupancy and employee related expenses as a result of management’s cost-cutting initiatives. Uncertain as to the timing of sustained revenue growth, management is seeking to further reduce operating expenses in the near term.
     Income before income taxes of the furniture rental segment amounted to $2.7 million in the first quarter of 2010 versus a $1.7 million loss in the first quarter of 2009. The improvement in profitability is due principally to the significant reduction in fixed operating expenses, as explained above.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$12,092	$10,010

Cost of sales and services	10,154	8,779
Selling, general and administrative expenses	1,851	1,873

	12,005	10,652

Income (loss) before income taxes	87	(642)
Income taxes	33	(254)

Segment net income (loss)	$54	$(388)

     Reference is made to pages 27 and 28 of Wesco’s 2009 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated beginning in the latter half of 2008 by recessionary conditions.

     Industrial segment revenues increased by $2.1 million (20.8%) for the first quarter of 2010 from those of the corresponding 2009 quarter. Sales, in terms of pounds sold, increased by 37%, to 8.1 million pounds for the current quarter, from 5.9 million pounds sold during the first quarter of 2009. We do not know to what degree the recent improvement in sales volume might be an indication of sustainable improvement in domestic industrial activity, or to what degree it might indicate that customers of the industrial segment may have restocked their dwindling inventories. In any event, the volume of pounds sold for the current quarter compares unfavorably with the 10.7 million pounds sold by the industrial segment in the first quarter of 2008 and 10.4 million pounds sold in the first quarter of 2007.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). The segment’s business activities also require a base of operations supported by significant fixed operating costs. The increase in pre-tax and net income of the industrial segment for the first quarter of 2010 was attributable principally to the increase in sales and service revenues.
* * * * *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 29, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2009. At March 31, 2010, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2009.
* * * * *
     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future revenues, expenses and net income in that they are subject to significant variations in amount and timing of investment gains and losses, large individual or catastrophe losses incurred under property and casualty insurance and reinsurance contracts, and changes in the general U.S. economy.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 30 to 35, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 51 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2010.
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported in Item 1A, Risk Factors, in Wesco’s 2009 10-K, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, earthquakes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: May 10, 2010	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)