Form 10-Q
period 2010-06-30
WESCO FINANCIAL CORP
filed 2010-08-09
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010 or

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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of August 6, 2010

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheet — June 30, 2010 and December 31, 2009	4

Condensed consolidated statement of income and retained earnings — three- and six-month periods ended June 30, 2010 and June 30, 2009	5

Condensed consolidated statement of cash flows — six-month periods ended June 30, 2010 and June 30, 2009	6

Notes to condensed consolidated financial statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk
EX-31.A
EX-31.B
EX-32.A
EX-32.B
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 35 — 37 of the Form 10-K Annual Report for the year ended December 31, 2009, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk, interest rate risk and foreign exchange risk at Wesco. There have been no material changes through June 30, 2010.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	June 30,	Dec. 31,
	2010	2009
ASSETS

Cash and cash equivalents	$383,553	$273,671
Investments —
Securities with fixed maturities	230,091	229,872
Equity securities	1,936,171	2,065,627
Receivable from affiliates	197,453	173,476
Rental furniture	183,118	177,793
Goodwill of acquired businesses	277,478	277,590
Other assets	210,403	203,397

	$3,418,267	$3,401,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$334,431	$290,375
Unaffiliated business	50,245	53,091
Unearned insurance premiums —
Affiliated business	144,491	110,477
Unaffiliated business	9,477	11,516
Deferred furniture rental income and security deposits	9,112	11,846
Notes payable	36,100	28,200
Income taxes payable, principally deferred	251,384	290,667
Other liabilities	72,173	54,537

	907,413	850,709

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	205,279	282,900
Retained earnings	2,272,251	2,234,493

Total shareholders’ equity	2,510,854	2,550,717

	$3,418,267	$3,401,426

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Furniture rentals	$80,048	$81,365	$151,913	$164,064
Sales and service revenues	27,577	26,546	55,200	55,051
Insurance premiums earned —
Affiliated business	65,833	69,720	131,946	145,304
Unaffiliated business	3,886	7,582	9,627	11,295
Dividend and interest income	18,708	16,286	38,389	35,590
Realized investment losses	—	—	(259)	—
Other	1,040	1,016	2,074	2,013

	197,092	202,515	388,890	413,317

Costs and expenses:
Cost of products and services sold	31,661	32,653	63,654	68,191
Insurance losses and loss adjustment expenses —
Affiliated business	42,803	54,953	94,373	100,940
Unaffiliated business	(6,793)	1,644	(1,060)	3,967
Insurance underwriting expenses —
Affiliated business	17,228	20,477	38,172	42,436
Unaffiliated business	2,263	3,212	3,936	4,472
Selling, general and administrative expenses	69,438	74,321	135,477	153,245
Interest expense	92	205	179	460

	156,692	187,465	334,731	373,711

Income before income taxes	40,400	15,050	54,159	39,606
Income taxes	9,130	2,120	10,562	6,717

Net income	31,270	12,930	43,597	32,889

Retained earnings — beginning of period	2,243,901	2,208,816	2,234,493	2,191,669
Cash dividends declared and paid	(2,920)	(2,812)	(5,839)	(5,624)

Retained earnings — end of period	$2,272,251	$2,218,934	$2,272,251	$2,218,934

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$4.39	$1.82	$6.12	$4.62

Cash dividends	$.410	$.395	$.820	$.790

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities, net	$99,951	$94,141

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	6,679	2,513
Proceeds from sales of equity securities	11,394	—
Purchases of securities with fixed maturities	(7,738)	(4,238)
Purchases of rental furniture	(43,078)	(22,922)
Sales of rental furniture	26,880	32,559
Change in condominium construction in process	16,706	(3,157)
Other, net	(2,958)	(2,638)

Net cash flows from investing activities	7,885	2,117

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	7,900	(6,200)
Payment of cash dividends	(5,839)	(5,624)

Net cash flows from financing activities	2,061	(11,824)

Effect of foreign currency exchange rate changes	(15)	121

Increase in cash and cash equivalents	109,882	84,555

Cash and cash equivalents — beginning of period	273,671	297,643

Cash and cash equivalents — end of period	$383,553	$382,198

Supplementary information:
Interest paid during period	$122	$520
Income taxes paid, net, during period	8,388	6,108

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions that have occurred subsequent to June 30, 2010. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 46 through 58 of its 2009 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 46 through 51.
     Consolidated U.S. federal income tax return liabilities have been substantially settled with the Internal Revenue Service (the “IRS”) through 2001. The IRS has completed its examination of the consolidated U.S. federal income tax returns for the years 2002 through 2006. The returns for the years 2002 through 2006 are currently being reviewed in the IRS appeals process. The IRS has recently begun its examination of returns for the 2007 through 2009 tax years. Wesco’s management believes that the ultimate outcome of the Federal income tax examinations will not materially affect Wesco’s consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after June 30, 2010 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	June 30, 2010
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains (Losses)	Value	Value
Mortgage-backed securities	$16,426	$1,989	$18,415	$18,415
Corporate bonds	200,000	3,400	203,400	200,000
Other	11,747	(71)	11,676	11,676

	$228,173	$5,318	$233,491	$230,091

	December 31, 2009
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains	Value	Value
Mortgage-backed securities	$18,865	$1,837	$20,702	$20,702
Corporate bonds	200,000	—	200,000	200,000
Other	8,265	905	9,170	9,170

	$227,130	$2,742	$229,872	$229,872

     Fair value of fixed maturity securities included gross unrealized losses of $91 at June 30, 2010 relating to one security in an unrealized loss position for less than twelve months. There were no fixed-maturity securities in an unrealized loss position at December 31, 2009.
     On December 17, 2009 Wesco acquired $200 million par amount of 5.0% senior notes due 2014 of Wm. Wrigley Jr. Company (“Wrigley”). Wesco has classified the Wrigley Notes as held-to-maturity, and accordingly, they are carried at cost.
     Following is a summary of investments in equity securities:

	June 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
The Procter & Gamble Company	$372,480	$374,275	$372,480	$378,331
The Coca-Cola Company	40,761	361,145	40,761	410,719
Wells Fargo & Company	382,779	323,666	382,779	341,240
Kraft Foods Incorporated	325,816	280,000	325,816	271,800
US Bancorp	266,940	223,500	266,940	225,100
Other	232,007	373,585	243,661	438,437

	$1,620,783	$1,936,171	$1,632,437	$2,065,627

     Fair values of equity securities included gross unrealized losses of $194,778 at June 30, 2010 and $157,205 at December 31, 2009. As of June 30, 2010, three marketable equity securities had been in an unrealized loss position for more than twelve months with unrealized losses of 14%, 16%, and 27% of their respective costs. In management’s judgment, the financial condition and near term prospects of these issuers are favorable and Wesco possesses the intent and ability to retain these investments for a period of time sufficient to allow for the prices to recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.
     Other equity securities includes an investment of $205,000, at cost, in shares of 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to acquire up to approximately 1.78 million shares of GS common stock, at any time until they expire on October 1, 2013, at a price of $115 per share. GS has the right to call the preferred shares for redemption at any time at a premium of 10%.
     Wesco’s realized investment losses for 2010 were $259, before taxes. There were no realized investment losses in 2009 or realized investment gains the first six months of either 2009 or 2010.
Dollar amounts in thousands, except for amounts per share

Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income	$31,270	$12,930	$43,597	$32,889
Foreign currency translation adjustment, net of tax*	19	1,125	(567)	951
Change in unrealized appreciation of investments, net of income tax effect of ($82,866), $111,604, ($41,572) and ($35,118)	(153,296)	210,331	(77,054)	(66,664)

Comprehensive income (loss)	$(122,007)	$224,386	$(34,024)	$(32,824)

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2009, from the local currency to U.S. dollars.
Note 4. Fair value measurements
     Following is a summary of Wesco’s financial assets and liabilities measured and carried at fair value on a recurring basis by the type of inputs applicable to fair value measurement.

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Investments in fixed-maturity securities	$27,617	$—	$27,617	$—
Investments in equity securities	1,936,171	1,648,253	—	287,918

December 31, 2009
Investments in fixed-maturity securities	$29,872	$—	$29,872	$—
Investments in equity securities	2,065,627	1,726,878	—	338,749
Dollar amounts in thousands, except for amounts per share

     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in Equity
Securities
Balance as of December 31, 2009	$338,749
Change in unrealized gains on level 3 investments, included in other comprehensive income	(50,831)
Purchases	—

Balance as of June 30, 2010	$287,918

Investments
in Equity
Securities
Balance as of December 31, 2008	$209,510
Change in unrealized gains on level 3 investments, included in other comprehensive income	86,777
Purchases	—

Balance as of June 30, 2009	$296,287

Note 5. Goodwill
     The Company performed its annual impairment tests in the fourth quarter of 2009 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the three- and six- month periods ended June 30, 2010, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2009 and noted that no events had occurred, nor had circumstances changed significantly subsequent to yearend, that would more likely than not reduce the fair values of its reporting units below their carrying amounts.
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
Dollar amounts in thousands, except for amounts per share

Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Insurance segment:
Revenues	$88,387	$93,545	$179,878	$191,866
Net income	24,650	11,882	35,467	33,147
Goodwill of acquired businesses	26,991	26,991	26,991	26,991
Assets at end of period	2,801,800	2,413,965	2,801,800	2,413,965

Furniture rental segment:
Revenues	$94,575	$98,777	$181,971	$199,971
Net income	6,663	1,530	8,403	574
Goodwill of acquired businesses	250,487	251,026	250,487	251,026
Assets at end of period	514,378	533,630	514,378	533,630

Industrial segment:
Revenues	$13,050	$9,134	$25,142	$19,144
Net income (loss)	183	(285)	237	(673)
Assets at end of period	21,252	20,669	21,252	20,669

Realized investment loss:
Before taxes (included in revenues)	$—	$—	$(259)	$—
After taxes (included in net income)	—	—	(168)	—

Other items unrelated to business segments:
Revenues	$1,080	$1,059	$2,158	$2,336
Net loss	(226)	(197)	(342)	(159)
Assets at end of period	80,837	102,189	80,837	102,189

Consolidated totals:
Revenues	$197,092	$202,515	$388,890	$413,317
Net income	31,270	12,930	43,597	32,889
Goodwill of acquired businesses	277,478	278,017	277,478	278,017
Assets at end of period	3,418,267	3,070,453	3,418,267	3,070,453

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
Results of Operations
     Consolidated net income increased to $31.3 million for the second quarter of 2010 from $12.9 million for the second quarter of 2009 and to $43.6 million for the first six months of 2010 from $32.9 million for the first six months of 2009. The increases in consolidated earnings for the current periods reflect mainly a reduction in operating expenses of Wesco’s CORT furniture rental business as well as improved underwriting results of the insurance businesses. The operations of CORT and Precision Steel, although improved, continue to reflect the effects of weak economic conditions.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $383.6 million at June 30, 2010, and $273.7 million at December 31, 2009.
     Wesco’s liability for unpaid losses and loss adjustment expenses at June 30, 2010 totaled $384.7 million, compared to $343.5 million at December 31, 2009. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s 2009 10-K.
     Wesco’s consolidated borrowings totaled $36.1 million at June 30, 2010, compared to $28.2 million at December 31, 2009. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at June 30, 2010, were essentially unchanged from the $125.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 29 of Wesco’s 2009 10-K.
     Wesco’s shareholders’ equity at June 30, 2010 was $2.51 billion ($352.66 per share), a decrease of $39.9 million from the $2.55 billion ($358.26 per share) reported at December 31, 2009. Wesco carries its available-for-sale investments at fair value on its consolidated balance sheet, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The decrease in shareholders’ equity for the six-month period reflected the net decrease in fair values of Wesco’s investments. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet at any given time.
     As reported in Wesco’s 2009 10-K, the operations of Wesco’s subsidiaries have been impacted by weak economic conditions. Although the earnings of Wesco’s furniture rental and industrial segments have improved for the first half of 2010 over those of the corresponding year-ago period, Wesco’s subsidiaries will continue to focus on cost reduction actions, pending further economic recovery. Wesco has historically attempted to manage its financial condition so that it can weather cyclical economic conditions.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Insurance segment:
Underwriting gain (loss)	$9,242	$(1,940)	$3,999	$3,109
Investment income	15,408	13,822	31,468	30,038
Furniture rental segment	6,663	1,530	8,403	574
Industrial segment	183	(285)	237	(673)
Other	(226)	(197)	(342)	(159)
Realized investment losses	—	—	(168)	—

Consolidated net income	$31,270	$12,930	$43,597	$32,889

Net income per capital share based on 7,119,807 shares outstanding throughout each period	$4.39	$1.82	$6.12	$4.62

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Insurance premiums written:
Reinsurance	$69,237	$67,212	$167,987	$192,162
Primary	2,147	2,250	5,031	5,062

Total	$71,384	$69,462	$173,018	$197,224

Insurance premiums earned:
Reinsurance	$67,216	$74,286	$136,550	$149,870
Primary	2,503	3,016	5,023	6,729

Total	69,719	77,302	141,573	156,599

Insurance losses, loss adjustment expenses and underwriting expenses	55,501	80,286	135,421	151,815
Underwriting gain (loss), before income taxes:
Reinsurance	12,867	(192)	4,221	7,446
Primary	1,351	(2,792)	1,931	(2,662)

Total	14,218	(2,984)	6,152	4,784
Income taxes	4,976	(1,044)	2,153	1,675

Underwriting gain (loss), after taxes	$9,242	$(1,940)	$3,999	$3,109

     At June 30, 2010, in-force reinsurance business consisted principally of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with National Indemnity Company (“NICO”), which became effective at the beginning of 2008, for the assumption of a 10% share of NICO’s 20% quota share reinsurance of Swiss Re property casualty risks incepting over the five-year period ending December 31, 2012, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc.
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, estimates of premiums, claims and expenses are generally reported to NICO and Wes-FIC 45 days after the end of each quarterly period. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior periods.
     Written reinsurance premiums included $60.6 million relating to the Swiss Re contract for the second quarter and $152.9 million for the first six months of 2010, up 6.9% from the $56.7 million written for the second quarter, but down 11.9% from the $173.6 million written for the first six months of 2009. Earned premiums under the contract were $59.2 million for the second quarter and $119.0 million for the first six months of 2010, down 9.2% for the quarter and 9.6% for the first six months from the $65.2 million and $131.7 million earned under the contract for the corresponding 2009 periods. Written aviation-related reinsurance premiums were $8.6 million for the second quarter and $15.1 million for the first six months of 2010, down 17.9% and 18.9% from the respective 2009 figures. Earned aviation-related premiums declined by 17.0% for the second quarter and 25.4% for the first six months of 2010 from the corresponding 2009 figures. Both Swiss Re and the aviation pool manager have reported that they will not underwrite business when they deem pricing to be inadequate with respect to risks assumed.
     Written primary insurance premiums were relatively unchanged for the second quarter and first six months of 2010 from those of the corresponding 2009 periods. Earned primary premiums declined by 17.0% for the second quarter and 25.4% for the six-month period of 2010, reflecting principally the rapid winding down of KBS’s deposit guarantee bond line of insurance, announced late in 2008 and discussed at length in Wesco’s 2009 10-K. The aggregate face amount of outstanding deposit guarantee bonds has been reduced, from $9.7 billion at September 30, 2008, when deposits in 1,671 separate institutions were insured, to $4.0 million, insuring deposits in two institutions, currently. KBS anticipates that outstanding deposit guarantee bonds will decline to $2.9 million of deposits in one institution by September 30, 2010, and to zero in July 2011. KBS management believes that neither of the institutions for which deposit guarantee bonds are currently outstanding is facing a significant risk of failure. Neither of these institutions’ deposit guarantee bonds exposes KBS to an after-tax loss in excess of $1.9 million.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period, but historically have been generally favorable. Pre-tax underwriting gain (loss) under the Swiss Re contract amounted to $9.4 million for the second quarter and $3.1 million for the first six months of 2010, versus ($1.5 million) and $4.4 million for the corresponding periods of 2009. The underwriting results under the contract for the first six months of 2010 included (i) estimated losses in the aggregate amount of $23.3 million, before taxes, from the Chilean earthquake and European Windstorm Xynthia, which occurred in the first quarter, and the destruction in the second quarter of the Deepwater Horizon oil rig in the Gulf of Mexico, significantly offset by (ii) $20.5 million, before taxes, of favorable reserve development, of which $17.3 million related to calendar year 2009 and $3.2 million to calendar year 2008. Underwriting results under the contract for the 2009 periods reflected favorable 2008 reserve development of $6.0 million, before taxes, recorded in the first quarter, and the detrimental effect on loss and loss expense reserves previously established, of the declining value of the U.S. Dollar relative to other currencies in which Swiss Re conducts its business. Wesco does not view currency fluctuations as material to its arrangement under the contract and does not hedge against such fluctuations. Underwriting results from the aviation pools reflect pre-tax underwriting gains of $3.5 million for the second quarter and $1.1 million for the first six months of 2010, and $1.4 million and $3.1 million for the corresponding periods of 2009. The frequency and severity of aviation-related losses tend to be volatile.
     Pre-tax underwriting results from primary insurance improved by $4.1 million for the second quarter and $4.6 million for the first six months of 2010, from those of the corresponding 2009 periods. The frequency and severity of primary insurance losses tend to be volatile. Loss experience was more favorable in the more recent periods than in the 2009 periods, when underwriting results for the first six months reflected losses of $4.2 million from two bank failures, including $3.2 million, less $0.5 million received from the FDIC, in the second quarter, the latter figure relating to a bank failure that occurred in the third quarter of 2008. There were no losses from bank failures during the first half of 2010.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Following is a summary of investment income produced by Wesco’s insurance segment. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Investment income, before taxes	$18,668	$16,243	$38,305	$35,267
Income taxes	3,260	2,421	6,837	5,229

Investment income, after taxes	$15,408	$13,822	$31,468	$30,038

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). Pre-tax dividend income was relatively unchanged for the second quarter, but decreased by $2.7 million for the first six months of 2010, from the corresponding 2009 figures. Pre-tax interest income increased by $2.4 million for the second quarter, and by $5.7 million for the first six months of 2010, from the corresponding 2009 figures, due principally to an investment of $200 million in 5% notes in the fourth quarter of 2009.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 17.5% and 14.9% for the quarters, and 17.8% and 16.1% for the six-month periods ended June 30, 2010 and 2009, reflecting the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.

Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Furniture rentals	$80,048	$81,365	$151,913	$164,064
Furniture sales	12,676	15,364	26,880	32,510
Service fees	1,851	2,048	3,178	3,397

Total revenues	94,575	98,777	181,971	199,971

Cost of rentals, sales and fees	21,168	24,872	43,006	51,631
Selling, general and administrative expenses	65,614	71,268	128,348	147,149
Interest expense	92	205	179	460

	86,874	96,345	171,533	199,240

Income before income taxes	7,701	2,432	10,438	731
Income taxes	1,038	902	2,035	157

Segment net income	$6,663	$1,530	$8,403	$574

     Furniture rental revenues for the second quarter of 2010 decreased $1.3 million (1.6%) from those of the second quarter of 2009, and for the first six months of 2010, by $12.2 million (7.4%) from those of the first six months of 2009. Management believes that “core rental revenues,” a measurement that excludes revenues from trade shows and locations not in operation throughout each period, is an important statistic in analyzing comparable revenue levels from different periods. Core rental revenues increased $5.4 million (9.4%) in the second quarter of 2010 from those of the first quarter of 2010, following an increase of $1.7 million (3.1%) in the first quarter of 2010 from those of the fourth quarter 2009. The number of furniture leases outstanding at the end of the second quarter of 2010 increased 13.8% from the number outstanding at the end of the first quarter of 2010 after an increase of 5.4% from those outstanding as of yearend 2009. Customer demand for rental furniture decreased significantly during the recent economic recession; however, the improvements in core rental revenues and furniture leases outstanding indicate that customer demand has increased from the depressed levels reached late in 2009, and management is hopeful that the recent recovery will be sustained.
     Furniture sales revenues decreased 17.5% and 17.3% for the second quarter and first six months of 2010 from those reported for the respective year-ago periods; however furniture sales margins increased to 36.0% and 35.5% for the second quarter and first six months of 2010, from 34.4% and 34.0% for the second quarter and first six months of 2009. Management controls rental furniture inventory levels by adjusting selling prices. In light of the recent improvement in furniture rental customer demand, management has become more comfortable with the inventory level than previously.
     Service fees revenues for the second quarter and first six months of 2010 were relatively unchanged from those of the similar periods of 2009.
     Cost of rentals, sales and fees amounted to 22.4% and 23.6% of revenues for the second quarter and first six months of 2010 compared with 25.2% and 25.8% for the second quarter and first six months of 2009. The decreases in the cost percentages for the 2010 periods were due principally to a relative decrease in depreciation expense attributable mainly to lower average furniture inventory levels and an increase in profit margin on furniture sold.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $65.7 million for the second quarter of 2010, down $5.8 million (8.1%) from $71.5 million incurred in the second quarter of 2009, and $128.5 million for the first six months of 2010, down $19.1 million (12.9%) from the $147.6 million reported for the first six months of 2009. The decrease in operating expenses principally reflects lower occupancy- and employee-related expenses as a result of management’s cost-cutting initiatives. Management intends to continue its focus on containing operating expenses.
     Income before income taxes of the furniture rental segment amounted to $7.7 million and $10.4 million in the second quarter and first six months of 2010 versus $2.4 million and $0.7 million in the second quarter and first six months of 2009. The improvement in profitability is due principally to the significant reduction in fixed operating expenses, as explained above.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues	$13,050	$9,134	$25,142	$19,144

Cost of sales and services	$10,494	$7,780	$20,648	$16,559
Selling, general and administrative expenses	2,099	1,827	3,950	3,700

Income (loss) before income taxes	$457	$(473)	$544	$(1,115)
Income taxes	274	(188)	307	(442)

Segment net income (loss)	$183	$(285)	$237	$(673)

     Reference is made to pages 27 and 28 of Wesco’s 2009 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated by recessionary conditions which began in the latter half of 2008.
     Industrial segment revenues increased by $3.9 million (42.9%) for the second quarter and $6.0 million (31.3%) for the first six months of 2010 from those of the corresponding 2009 periods. Sales, in terms of pounds sold, increased by 39.9% for the second quarter and 39.3% for the first six months, to 8.3 million pounds for the current quarter and 16.4 million pounds for the first six months of 2010, from 5.9 million pounds sold during the second quarter and 11.8 million pounds sold during the first six months of 2009. We do not know to what degree the recent improvement in sales volume might be an indication of sustainable growth in domestic industrial activity, or to what degree it might indicate that customers of the industrial segment may be restocking their inventories. In any event, the volume of pounds sold for the first six months of 2010 compares unfavorably with the 21.4 million pounds sold by the industrial segment as recently as in the first six months of 2008.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services).

The segment’s business activities also require a base of operations supported by significant fixed operating costs. The increases in pre-tax and net income of the industrial segment for the second quarter and first six months of 2010 were attributable principally to the increase in sales and service revenues. Segment operating results for the first six months of 2010 include litigation-related expenses of $0.2 million incurred in the second quarter in connection with the environmental matter discussed in Note 6 to the accompanying condensed consolidated financial statements.
*       *       *       *       *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 29, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2009. At June 30, 2010, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2009.
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
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 30 to 35, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 51 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through June 30, 2010.
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

WESCO FINANCIAL CORPORATION
Date: August 6, 2010	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)