Form 10-Q
period 2010-09-30
WESCO FINANCIAL CORP
filed 2010-11-08
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010 or

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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of November 5, 2010

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheet — September 30, 2010 and December 31, 2009	4
Condensed consolidated statement of income and retained earnings — three- and nine-month periods ended September 30, 2010 and September 30, 2009	5
Condensed consolidated statement of cash flows — nine-month periods ended September 30, 2010 and September 30, 2009	6
Notes to condensed consolidated financial statements	7-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
EX-31.A
EX-31.B
EX-32.A
EX-32.B
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 35 — 37 of the Form 10-K Annual Report for the year ended December 31, 2009, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk, interest rate risk and foreign exchange risk at Wesco. There have been no material changes through September 30, 2010.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Three shareholder class action complaints are pending in Los Angeles County Superior Court against Wesco and Wesco’s directors in connection with Berkshire Hathaway’s September 1, 2010 proposal to acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for shares of Berkshire Hathaway Class B common stock and/or cash, at the election of the shareholder (the “Berkshire proposal”). In each complaint, the plaintiffs allege, among other things, that the Berkshire proposal is unfair and grossly inadequate, and seek an injunction preventing the defendants from consummating the proposed transaction “unless and until the Company adopts and implements a procedure or process” to obtain a merger agreement providing the “best possible terms” (one complaint) or the “highest possible value” (two complaints). Except for a demand that the plaintiffs be awarded attorneys’ fees and a demand that “to the extent already implemented” the Berkshire proposal be rescinded or rescissory damages be awarded to the class, the complaints do not seek monetary damages from Wesco.
Item 1A. Risk Factors.
     Reference is made to pages 15 through 17 of Wesco’s Annual Report on Form 10-K for the year ended December 31, 2009, for a summary of risk factors identified with the ownership of Wesco common stock. The following risk factor should also be considered by investors or possible investors in Wesco.
     On September 1, 2010, Wesco’s Board of Directors received a written proposal from Berkshire Hathaway Inc. to acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for shares of Berkshire’s Class B common stock and/or cash at the election of the shareholder. In response, Wesco’s Board of Directors has formed a special committee of independent directors (the “Special Committee”), which is evaluating the Berkshire proposal with the assistance of financial and legal advisors. There can be no assurance that an agreement on terms satisfactory to the Special Committee or Wesco’s Board of Directors will result or that any transaction will be completed. News of the Berkshire proposal may have resulted in increased NYSE Amex trading prices for Wesco’s common stock. In the event an agreement is not reached or a transaction does not occur, there could be an adverse effect on trading prices of Wesco’s common stock.
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	Sept. 30,	Dec. 31,
	2010	2009
ASSETS
Cash and cash equivalents	$408,030	$273,671
Investments —
Securities with fixed maturities	233,131	229,872
Equity securities	2,033,501	2,065,627
Receivable from affiliates	197,866	173,476
Rental furniture	183,975	177,793
Goodwill of acquired businesses	277,561	277,590
Other assets	216,206	203,397

	$3,550,270	$3,401,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$353,039	$290,375
Unaffiliated business	46,825	53,091
Unearned insurance premiums —
Affiliated business	146,158	110,477
Unaffiliated business	8,910	11,516
Deferred furniture rental income and security deposits	8,556	11,846
Notes payable	49,200	28,200
Income taxes payable, principally deferred	276,111	290,667
Other liabilities	72,097	54,537

	960,896	850,709

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	268,971	282,900
Retained earnings	2,287,079	2,234,493

Total shareholders’ equity	2,589,374	2,550,717

	$3,550,270	$3,401,426

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Revenues:
Furniture rentals	$82,575	$77,201	$234,488	$241,265
Sales and service revenues	27,516	27,469	82,716	82,520
Insurance premiums earned —
Affiliated business	60,542	78,447	192,488	223,751
Unaffiliated business	3,312	3,871	12,939	15,166
Dividend and interest income	18,501	15,872	56,890	51,462
Realized net investment gains	4,000	—	3,741	—
Other	1,045	1,024	3,119	3,037

	197,491	203,884	586,381	617,201

Costs and expenses:
Cost of products and services sold	32,104	33,090	95,758	101,281
Insurance losses and loss adjustment expenses —
Affiliated business	46,432	53,826	140,805	154,766
Unaffiliated business	1,027	5,865	(33)	9,832
Insurance underwriting expenses —
Affiliated business	19,838	24,759	58,010	67,195
Unaffiliated business	282	1,001	4,218	5,473
Selling, general and administrative expenses	71,877	72,923	207,354	226,168
Interest expense	172	92	351	552

	171,732	191,556	506,463	565,267

Income before income taxes	25,759	12,328	79,918	51,934
Income taxes	8,011	2,446	18,573	9,163

Net income	17,748	9,882	61,345	42,771

Retained earnings — beginning of period	2,272,251	2,218,934	2,234,493	2,191,669
Cash dividends declared and paid	(2,920)	(2,813)	(8,759)	(8,437)

Retained earnings — end of period	$2,287,079	$2,226,003	$2,287,079	$2,226,003

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income	$2.49	$1.39	$8.61	$6.01

Cash dividends	$.410	$.395	$1.230	$1.185

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2010	2009
Cash flows from operating activities, net	$124,408	$134,317

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	7,441	3,571
Proceeds from sales of equity securities	11,394	—
Purchases of securities with fixed maturities	(7,564)	(4,245)
Purchases of rental furniture	(60,681)	(39,926)
Sales of rental furniture	39,754	48,133
Change in condominium construction in process	16,706	(5,929)
Other, net	(9,379)	(3,127)

Net cash flows from investing activities	(2,329)	(1,523)

Cash flows from financing activities:
Net increase (decrease) in notes payable, principally line of credit	21,000	(7,600)
Payment of cash dividends	(8,759)	(8,437)

Net cash flows from financing activities	12,241	(16,037)

Effect of foreign currency exchange rate changes	39	105

Increase in cash and cash equivalents	134,359	116,862

Cash and cash equivalents — beginning of period	273,671	297,643

Cash and cash equivalents — end of period	$408,030	$414,505

Supplementary information:
Interest paid during period	$202	$639
Income taxes paid, net, during period	25,625	24,436

See notes beginning on page 7.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions that have occurred subsequent to September 30, 2010. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 46 through 58 of its 2009 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 46 through 51.
     Consolidated U.S. Federal income tax return liabilities have been substantially settled with the Internal Revenue Service (the “IRS”) through 2001. The IRS has completed its examination of the consolidated U.S. Federal income tax returns for the years 2002 through 2006. The results of the examinations are currently in the IRS appeals process. The IRS has recently begun its examination of returns for the 2007 through 2009 tax years. Wesco’s management believes that the ultimate outcome of the Federal income tax examinations will not materially affect Wesco’s consolidated financial statements.
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after September 30, 2010 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	September 30, 2010
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains (Losses)	Value	Value
Mortgage-backed securities	$15,494	$1,867	$17,361	$17,361
Corporate bonds	204,000	6,200	210,200	204,000
Other	11,748	22	11,770	11,770

	$231,242	$8,089	$239,331	$233,131

	December 31, 2009
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains	Value	Value
Mortgage-backed securities	$18,865	$1,837	$20,702	$20,702
Corporate bonds	200,000	—	200,000	200,000
Other	8,265	905	9,170	9,170

	$227,130	$2,742	$229,872	$229,872

     There were no fixed-maturity securities in an unrealized loss position at September 30, 2010 or December 31, 2009.
     On December 17, 2009 Wesco acquired $200 million par amount of 5.0% senior notes due 2014 of Wm. Wrigley Jr. Company (“Wrigley”). Wesco has classified the Wrigley Notes as held-to-maturity, and accordingly, they are carried at cost.
     Following is a summary of investments in equity securities:

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
The Procter & Gamble Company	$372,480	$374,213	$372,480	$378,331
The Coca-Cola Company	40,761	421,672	40,761	410,719
Wells Fargo & Company	382,779	317,538	382,779	341,240
Kraft Foods Incorporated	325,816	308,600	325,816	271,800
US Bancorp	266,940	216,200	266,940	225,100
Other	232,007	395,278	243,661	438,437

	$1,620,783	$2,033,501	$1,632,437	$2,065,627

     Fair values of equity securities included gross unrealized losses of $178,183 at September 30, 2010 and $157,205 at December 31, 2009. As of September 30, 2010, three marketable equity securities had been in an unrealized loss position for more than twelve months with unrealized losses of 4%, 15%, and 28% of their respective costs. In management’s judgment, the financial condition and near term prospects of these issuers are favorable and Wesco possesses the intent and ability to retain them for a period of time sufficient to allow for their prices to recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as Wesco’s ability and intent to hold these securities until their prices recover.
     Other equity securities includes investments in 2,050 shares of 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to acquire up to approximately 1.78 million shares of GS common stock, which were acquired for a combined cost of $205,000. GS has the right to call the preferred shares for redemption at any time at a premium of 10%. The warrants can be exercised at a price of $115 per share at any time before they expire on October 1, 2013.
     Wesco realized investment losses of $259, before taxes, on the sales of equity securities in the first quarter of 2010. There were no realized investment losses in the first nine months of 2009 or realized investment gains in the first nine months of either 2009 or 2010 related to equity security transactions.
Dollar amounts in thousands, except for amounts per share

Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Net income	$17,748	$9,882	$61,345	$42,771
Foreign currency translation adjustment, net of tax*	428	(230)	(138)	721
Change in unrealized appreciation of investments, net of income tax effect of $34,038, $92,146, ($7,534) and $57,028	63,266	172,716	(13,791)	106,052

Comprehensive income	$81,442	$182,368	$47,416	$149,544

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2009, from the local currency to U.S. dollars.
Note 4. Fair value measurements
     Following is a summary of Wesco’s financial assets and liabilities measured and carried at fair value on a recurring basis by the type of inputs applicable to fair value measurement.

		Fair Value Measurements Using
	Total Fair
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Investments in fixed-maturity securities	$29,131	$—	$29,131	$—
Investments in equity securities	2,033,501	1,728,835	—	304,666

December 31, 2009
Investments in fixed-maturity securities	$29,872	$—	$29,872	$—
Investments in equity securities	2,065,627	1,726,878	—	338,749
Dollar amounts in thousands, except for amounts per share

     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in Equity
Securities
Balance as of December 31, 2009	$338,749
Change in unrealized gains on level 3 investments, included in other comprehensive income	(34,083)
Purchases	—

Balance as of September 30, 2010	$304,666

Investments
in Equity
Securities
Balance as of December 31, 2008	$209,510
Change in unrealized gains on level 3 investments, included in other comprehensive income	148,839
Purchases	—

Balance as of September 30, 2009	$358,349

Note 5. Goodwill
     The Company performed its annual impairment tests as of December 31, 2009 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the book carrying values. In connection with the preparation of its consolidated financial statements for the three- and nine- month periods ended September 30, 2010, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2009 and noted that no events had occurred, nor had circumstances changed significantly subsequent to yearend, that would more likely than not reduce the fair values of its reporting units below their carrying amounts.
     Certain of the Company’s reporting units have been negatively impacted by the recent economic recession from which their businesses have not yet fully recovered, but the extent of the impact over the long term cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If it is determined that the recent recession has had an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Environmental matters
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Dollar amounts in thousands, except for amounts per share

Note 7. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Insurance segment:
Revenues	$82,316	$98,190	$262,194	$290,056
Net income	12,779	10,249	48,246	43,396
Goodwill of acquired businesses	26,991	26,991	26,991	26,991
Assets at end of period	2,930,385	2,715,999	2,930,385	2,715,999

Furniture rental segment:
Revenues	$97,580	$94,875	$279,551	$294,846
Net income	2,936	18	11,339	592
Goodwill of acquired businesses	250,570	250,979	250,570	250,979
Assets at end of period	520,103	522,810	520,103	522,810

Industrial segment:
Revenues	$12,510	$9,795	$37,652	$28,939
Net income (loss)	69	(186)	306	(859)
Assets at end of period	20,364	18,393	20,364	18,393

Realized net investment gains:
Before taxes (included in revenues)	$4,000	$—	$3,741	$—
After taxes (included in net income)	2,600	—	2,432	—

Other items unrelated to business segments:
Revenues	$1,085	$1,024	$3,243	$3,360
Net loss	(636)	(199)	(978)	(358)
Assets at end of period	79,418	106,802	79,418	106,802

Consolidated totals:
Revenues	$197,491	$203,884	$586,381	$617,201
Net income	17,748	9,882	61,345	42,771
Goodwill of acquired businesses	277,561	277,970	277,561	277,970
Assets at end of period	3,550,270	3,364,004	3,550,270	3,364,004

Dollar amounts in thousands, except for amounts per share

Note 8. Recent events.
     On September 1, 2010, Wesco’s Board of Directors received a formal written proposal from Berkshire Hathaway Inc. (“Berkshire”) to acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for shares of Berkshire’s Class B common stock and/or cash at the election of the shareholder (the “Berkshire proposal”). In response, Wesco’s Board of Directors has formed a special committee of independent directors (the “Special Committee”), which is evaluating the Berkshire proposal with the assistance of financial and legal advisors. There can be no assurance that an agreement on terms satisfactory to the Special Committee or Wesco’s Board of Directors will result or that any transaction will be completed.
Note 9. Litigation
     Three shareholder class action complaints are pending in Los Angeles County Superior Court against Wesco and its directors in connection with the Berkshire proposal. In each complaint, the plaintiffs allege, among other things, that the consideration to be paid in such proposal is unfair and grossly inadequate, and seek an injunction preventing the defendants from consummating the proposed transaction “unless and until the Company adopts and implements a procedure or process” to obtain a merger agreement providing the “best possible terms” (one complaint) or the “highest possible value” (two complaints). Except for a demand that the plaintiffs be awarded attorneys’ fees and a demand that “to the extent already implemented” the Berkshire proposal be rescinded or rescissory damages be awarded to the class, the complaints do not seek monetary damages from Wesco. Accordingly, based on the information known to date, management does not believe that it is probable that a material judgment against Wesco will result. In accordance with ASC Topic 450, no liability has been accrued.
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
Results of Operations
     Consolidated net income increased to $17.7 million for the third quarter of 2010 from $9.9 million reported for the third quarter of 2009 and to $61.3 million for the first nine months of 2010 from $42.8 million reported for the first nine months of 2009. The 2010 figures include realized net after-tax investment gains of $2.6 million for the third quarter and $2.4 million for the first nine months. Excluding the effects of realized net securities gains, the net increases in consolidated net income for the 2010 periods reflect principally a reduction in operating expenses of Wesco’s CORT furniture rental business as well as increased investment income of Wesco’s insurance businesses. The operations of Wesco’s CORT and Precision Steel subsidiaries, although improved, continue to reflect the effects of weak economic conditions.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $408.0 million at September 30, 2010 and $273.7 million at December 31, 2009.
     Wesco’s liability for unpaid insurance losses and loss adjustment expenses at September 30, 2010 totaled $399.9 million, compared to $343.5 million at December 31, 2009. The increase related mainly to the retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”) described in Item 1, Business, appearing on page 11 of Wesco’s 2009 10-K.
     Wesco’s consolidated debt totaled $49.2 million at September 30, 2010, compared to $28.2 million at December 31, 2009, and related principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at September 30, 2010, were essentially unchanged from the $125.8 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 29 of Wesco’s 2009 10-K.
     Wesco’s shareholders’ equity at September 30, 2010 was $2.59 billion ($363.69 per share), an increase of $38.7 million from the $2.55 billion ($358.26 per share) reported at December 31, 2009. Wesco carries its available-for-sale investments at fair value on its consolidated balance sheet, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The increase in shareholders’ equity for the nine-month period reflects principally, net income for the period, less the net decrease in fair values of Wesco’s available-for-sale investments, and dividends paid. Because unrealized appreciation or depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet at any given time.
     As reported in Wesco’s 2009 10-K, the operations of Wesco’s subsidiaries have been impacted by weak economic conditions. Although the earnings of Wesco’s furniture rental and industrial segments have improved for 2010 to date, over those of the corresponding year-ago period, Wesco’s subsidiaries will continue to focus on cost reduction actions, pending further economic recovery.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Insurance segment:
Underwriting gain (loss)	$(2,421)	$(2,035)	$1,578	$1,074
Investment income	15,200	12,284	46,668	42,322
Furniture rental segment	2,936	18	11,339	592
Industrial segment	69	(186)	306	(859)
Other	(636)	(199)	(978)	(358)
Realized net investment gains	2,600	—	2,432	—

Consolidated net income	$17,748	$9,882	$61,345	$42,771

Net income per capital share based on 7,119,807 shares outstanding throughout each period	$2.49	$1.39	$8.61	$6.01

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Insurance premiums written:
Reinsurance	$62,740	$75,427	$230,727	$267,589
Primary	2,208	2,368	7,239	7,430

Total	$64,948	$77,795	$237,966	$275,019

Insurance premiums earned:
Reinsurance	$61,359	$79,611	$197,909	$229,481
Primary	2,495	2,707	7,518	9,436

Total	63,854	82,318	205,427	238,917

Insurance losses, loss adjustment expenses and underwriting expenses	67,578	85,451	202,999	237,266
Underwriting gain (loss), before income taxes:
Reinsurance	(4,860)	(185)	(639)	7,261
Primary	1,136	(2,948)	3,067	(5,610)

Total	(3,724)	(3,133)	2,428	1,651
Income taxes	(1,303)	(1,098)	850	577

Underwriting gain (loss), after taxes	$(2,421)	$(2,035)	$1,578	$1,074

     At September 30, 2010, in-force reinsurance business consisted principally of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with National Indemnity Company (“NICO”), which became effective at the beginning of 2008, for the assumption of a 10% share of NICO’s 20% quota share reinsurance of Swiss Re property casualty risks incepting over the five-year period ending December 31, 2012, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc.
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, estimates of premiums, claims and expenses are generally reported to NICO and Wes-FIC 45 days after the end of each quarterly period. The relative significance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior periods.
     Written reinsurance premiums included $54.5 million relating to the Swiss Re contract for the third quarter and $207.4 million for the first nine months of 2010, down 19.4% from the $67.6 million written for the third quarter, and 14.0% from the $241.2 million written for the first nine months of 2009. Earned premiums under the contract were $53.6 million for the third quarter and $172.6 million for the first nine months of 2010, down 25.3% for the quarter and 15.2% for the first nine months from the $71.8 million and $203.5 million earned under the contract for the corresponding 2009 periods. Written aviation-related reinsurance premiums were $8.2 million for the third quarter and $23.3 million for the first nine months of 2010, up 5.1% for the quarter, but down 11.7% for the nine-month period from the respective 2009 figures. Earned aviation-related premiums of $7.7 million for the third quarter and $25.3 million for the first nine months of 2010 declined by 2.9% for the third quarter and 1.2% for the first nine months of 2010 from the corresponding 2009 figures. Both Swiss Re and the aviation pool manager have reported that premium volume has recently declined as they have maintained underwriting discipline under difficult market conditions.
     Written primary insurance premiums for the 2010 periods were slightly below the corresponding 2009 figures principally as a result of intensified pricing competition. Earned primary insurance premiums declined by 7.5% for the third quarter and 20.3% for the nine-month period of 2010, reflecting principally the rapid winding down of the KBS deposit guarantee bond line of insurance announced late in 2008 and discussed at length in Wesco’s 2009 10-K. Outstanding deposit guarantee bonds have declined, from $6.0 billion, insuring deposits in 1,289 financial institutions as of yearend 2008, to $49 million, insuring deposits in 20 financial institutions as of yearend 2009, to $2.9 million, insuring deposits in a single financial institution, currently. KBS continues to exercise underwriting discipline under difficult market conditions. KBS operates with few employees and from modest facilities, thus limiting its ability to reduce operating and other expenses, and it is working to increase the volume of profitable insurance business that it writes in its highly competitive market.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Pre-tax underwriting gains (losses) under the Swiss Re contract were ($5.4 million) and ($1.6 million) for the quarters ended September 30, 2010 and 2009, and ($2.3 million) and $2.8 million for the respective nine-month periods. The 2010 figures reflect an adjustment of $7.4 million recorded in the third quarter, recognizing Swiss Re’s actual results for the second quarter, and increasing loss and loss expense reserves under the contract due primarily to movements in foreign exchange rates. The underwriting results under the Swiss Re contract for the first nine months of 2010 included (i) favorable reserve development of $24.7 million, of which $20.4 million related to accident year 2009 and $4.3 million to accident year 2008, significantly offset by (ii) estimated losses of $23.3 million from the Chilean earthquake and European Windstorm Xynthia, which occurred in the first quarter, and the destruction of the Deepwater Horizon oil rig in the Gulf of Mexico in the second quarter. Wes-FIC’s 2009 underwriting results reflect favorable reserve development of $6.0 million, recorded in the first quarter, in recognition of more favorable underwriting results reported by Swiss Re for calendar 2008 than had been estimated by Wes-FIC, less unfavorable reserve development of $2.4 million from increases in the estimated losses from Hurricanes Gustav and Ike, which struck the Caribbean and the Gulf coast region of the United States during the third quarter of 2008. Underwriting results from the aviation pools reflect pre-tax underwriting gains of $0.6 million for the third quarter and $1.7 million for the first nine months of 2010, and $1.4 million and $4.5 million for the corresponding periods of 2009. The frequency and severity of aviation-related losses tend to be volatile.
     Pre-tax underwriting results from primary insurance improved by $4.1 million for the third quarter and $8.7 million for the first nine months of 2010, from those of the corresponding 2009 periods. The frequency and severity of primary insurance losses tend to be volatile. Loss experience was more favorable in the 2010 periods than in 2009, when nine-month underwriting results reflected losses of $3.6 million from two bank failures, including $3.2 million in the third quarter, and $3.4 million of unfavorable loss development recorded in the second and third quarters with respect to two large claims originating in earlier years. As the FDIC liquidates each failed bank’s assets, it typically distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). Underwriting results from primary insurance activities reflect $0.6 million in the third quarter of 2010 and $0.5 million in the second quarter of 2009, representing partial recoveries, before taxes, from the FDIC of a loss sustained on a bank failure which occurred in the third quarter of 2008. Additional recoveries, if any, with regard to that loss or others, will be recorded if and when received.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Following is a summary of investment income produced by Wesco’s insurance segment. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Investment income, before taxes	$18,461	$15,872	$56,767	$51,139
Income taxes	3,261	3,588	10,099	8,817

Investment income, after taxes	$15,200	$12,284	$46,668	$42,322

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). Pre-tax dividend income was relatively unchanged for the third quarter, but decreased by $2.6 million for the first nine months of 2010, from the corresponding 2009 figures. Pre-tax interest income increased by $2.5 million for the third quarter, and by $8.2 million for the first nine months of 2010, from the corresponding 2009 figures, due principally to an investment of $200 million in 5% notes in the fourth quarter of 2009.

     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 17.7% and 22.6% for the quarters, and 17.8% and 17.2% for the nine-month periods ended September 30, 2010 and 2009, reflecting the relationship of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
     Management continues to seek to invest in the purchase of businesses and in long-term equity holdings.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Revenues:
Furniture rentals	$82,575	$77,201	$234,488	$241,265
Furniture sales	12,874	15,623	39,754	48,133
Service fees	2,132	2,051	5,310	5,448

Total revenues	97,581	94,875	279,552	294,846

Cost of rentals, sales and fees	21,894	24,783	64,900	76,414
Selling, general and administrative expenses	67,467	69,928	195,815	217,077
Interest expense	172	92	351	552

	89,533	94,803	261,066	294,043

Income before income taxes	8,048	72	18,486	803
Income taxes	5,112	54	7,147	211

Segment net income	$2,936	$18	$11,339	$592

     Furniture rental revenues for the third quarter of 2010 increased $5.4 million (7.0%) from those of the third quarter of 2009, but decreased for the first nine months of 2010, by $6.8 million (2.8%) from those of the first nine months of 2009. Management believes that “core rental revenues,” a measurement that excludes revenues from trade shows and locations not in operation throughout each period, is an important statistic in analyzing comparable revenue levels from different periods. Core rental revenues increased $5.9 million (9.4%) in the third quarter of 2010 from those of the second quarter of 2010, increased $5.4 million (9.4%) in the second quarter of 2010 from the first quarter 2010, and increased $1.7 million (3.1%) in the first quarter of 2010 from the fourth quarter of 2009. Customer demand for rental furniture decreased significantly during the recent economic recession; however the improvements in core rental revenues indicate that customer demand has increased from the depressed levels reached late in 2009 and management is hopeful that the recent recovery will be sustained.
     Furniture sales revenues decreased 17.6% and 17.4% for the third quarter and first nine months of 2010 from those reported for the respective year-ago periods; however, furniture sales margins increased to 36.3% and 35.8% for the third quarter and first nine months of 2010, from 34.0% for both the third quarter and first nine months of 2009. The decrease in furniture sales for the current periods was attributable principally to a lower level of inventory available for sale. The increase in margins for the current periods mainly reflects a change in mix of new and used furniture sold.

     Service fees revenues for the third quarter and first nine months of 2010 were relatively unchanged from those of the similar periods of 2009.
     Cost of rentals, sales and fees amounted to 22.4% and 23.2% of revenues for the third quarter and first nine months of 2010 compared with 26.1% and 25.9% for the third quarter and first nine months of 2009. The decreases in the cost percentages for the 2010 periods were due principally to a relative decrease in depreciation expense component attributable mainly to lower average furniture inventory levels in the current year, as well as an increase in profit margin on furniture sold.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $67.6 million for the third quarter of 2010, down $2.4 million (3.4%) from the $70.0 million incurred in the third quarter of 2009, and $196.2 million for the first nine months of 2010, down $21.5 million (9.9%) from the $217.6 million reported for the first nine months of 2009. The decrease in operating expenses principally reflects lower occupancy and employee-related expenses as a result of management’s cost-cutting initiatives. Management intends to continue its focus on containing operating expenses.
     Income before income taxes of the furniture rental segment amounted to $8.0 million and $18.5 million in the third quarter and first nine months of 2010 versus $0.1 million and $0.8 million in the third quarter and first nine months of 2009. The improvement in profitability is due principally to the significant reduction in fixed operating expenses, as explained above.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Revenues	$12,510	$9,795	$37,652	$28,939

Cost of sales and services	$10,210	$8,307	$30,858	$24,866
Selling, general and administrative expenses	2,331	1,797	6,282	5,497

Income (loss) before income taxes	$(31)	$(309)	$512	$(1,424)
Income taxes	100	(123)	206	(565)

Segment net income (loss)	$69	$(186)	$306	$(859)

     Reference is made to pages 27 and 28 of Wesco’s 2009 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated by recessionary conditions which began in the latter half of 2008.
     Industrial segment revenues increased by $2.7 million (27.7%) for the third quarter and $8.7 million (30.1%) for the first nine months of 2010 from those of the corresponding 2009 periods. Sales, in terms of pounds sold, increased by 22.6% for the third quarter and 33.4% for the first nine months, to 7.9 million pounds for the current quarter and 24.3 million pounds for the first nine months of 2010, from 6.4 million pounds sold during the third quarter and 18.2 million pounds sold during the first nine months of 2009. We do not know to what degree the recent improvement in sales volume might be an indication of sustainable growth in domestic industrial activity, or to what degree it might indicate that customers of the industrial segment may be restocking their inventories. In any event, the 24.3 million pounds of steel sold for the first nine months of 2010 compares unfavorably with the 30.1 million pounds sold as recently as in the first nine months of 2008.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). The segment’s business activities also require a base of operations supported by significant fixed operating costs. The improvement in pre-tax and net income of the industrial segment for the third quarter and first nine months of 2010 were attributable principally to the increase in sales and service revenues. Segment operating results for the first nine months of 2010 include litigation-related expenses of $0.6 million ($0.4 million, after taxes) incurred in the first nine months of 2010, including $0.4 million ($0.2 million, after taxes) incurred in the third quarter, in connection with the environmental matter discussed in Note 6 to the accompanying condensed consolidated financial statements.
*     *     *     *     *
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 29, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2009. At September 30, 2010, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2009.
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
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 30 to 35, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2009 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 46 through 51 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through September 30, 2010.
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported in Item 1A, Risk Factors, in Wesco’s 2009 10-K and this 10-Q, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, earthquakes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business.
     Reference is made to a Current Report on Form 8-K filed by Wesco with the Securities and Exchange Commission on September 2, 2010, for a press release filed by Wesco in connection with a written proposal to its Board of Directors from Berkshire on September 1, 2010, to acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for shares of Berkshire’s Class B common stock and/or cash at the election of the shareholder (the “Berkshire proposal”). In response, Wesco’s Board of Directors has formed a special committee of independent directors (the “Special Committee”), which is evaluating the Berkshire proposal with the assistance of financial and legal advisors. There can be no assurance that an agreement on terms satisfactory to the Special Committee or Wesco’s Board of Directors will result or that any transaction will be completed.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: November 5, 2010	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)