Form 10-K
period 2010-12-31
WESCO FINANCIAL CORP
filed 2011-02-28
CIK 105729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Address of Principal Executive Offices)
(626) 585-6700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class Capital Stock, $1 par value	Name of Each Exchange on Which Registered NYSE Amex
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was: $434,333,000.
     The number of shares outstanding of the registrant’s Capital Stock as of February 25, 2011 was: 7,119,807.
DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Parts of Form 10-K
None	None

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

•
the furniture rental business, through CORT Business Services Corporation (“CORT”), which traces its national presence to the combination of five regional furniture rental companies in 1972 and was purchased by Wesco in 2000, and

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
     Since 1977, Wesco has been 80.1%-owned by Blue Chip Stamps (“Blue Chip”), a wholly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Thus, Wesco and its subsidiaries are controlled by Blue Chip and Berkshire. All of these companies may also be deemed to be controlled by Warren E. Buffett, who is Berkshire’s Chairman and Chief Executive Officer and economic owner of 23.3% of its stock. Wesco’s Chairman, President and Chief Executive Officer, Charles T. Munger, is also Vice Chairman of Berkshire, and consults with Mr. Buffett with respect to Wesco’s investment decisions, major capital allocations, and the selection of the chief executives to head each of its operating businesses, subject to ultimate approval of Wesco’s Board of Directors.
     On February 7, 2011, Wesco and Berkshire announced that they had entered into a definitive merger agreement, whereby Berkshire will acquire the remaining 19.9% of the shares of Wesco’s capital stock that it does not presently own in exchange for cash or shares of Berkshire Class B common stock, at the election of each Wesco shareholder. The transaction requires the affirmative vote of holders of a majority of Wesco’s outstanding shares in favor of the adoption of the merger agreement, which will be sought at a special meeting of the shareholders of Wesco, and is subject to customary closing conditions. The transaction is also subject to a non-waivable condition that a majority of the outstanding shares not owned by Berkshire (and excluding certain specified shareholders) vote in favor of the adoption of the merger agreement. Berkshire has agreed to vote the Wesco shares it owns in favor of the transaction. Closing is expected to occur before the end of the second quarter of 2011, though there can be no assurance that any transaction will be completed. A Form 8-K filed by Wesco with the Securities and Exchange Commission (the “SEC”) on February 7, 2011 contains additional information about the proposed transaction, including a copy of the merger agreement. That report is available at no charge at Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.
     In connection with the proposed transaction, Berkshire will file with the SEC a registration statement that will include a proxy statement of Wesco that also constitutes a prospectus of Berkshire relating to the proposed transaction. Investors are urged to read the registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC when they become available, because they will contain important information about Wesco, Berkshire and the proposed transaction. The registration statement and proxy statement/prospectus and other documents relating to the proposed transaction filed with the SEC (when they are available) can be obtained free of charge from the websites listed above.
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
     Wes-FIC’s high statutory net worth (about $2.8 billion at December 31, 2010) has enabled Berkshire to offer Wes-FIC the opportunity to participate, from time to time, in contracts in which Wes-FIC effectively has reinsured certain property and casualty risks of unaffiliated property and casualty insurers. These arrangements have included “excess-of-loss” contracts such as “super-catastrophe reinsurance” contracts which subject the reinsurer to especially large amounts of losses from mega-catastrophes such as hurricanes or earthquakes. Super-catastrophe policies, which indemnify the ceding companies for all or part of covered losses in excess of large, specified retentions, have been subject to aggregate limits. Wes-FIC is also a party to large “quota-share” reinsurance arrangements under which it shares in premiums and losses proportionately with the ceding companies as described in more detail below.
     Wesco’s board of directors has authorized automatic acceptance of retrocessions of super-catastrophe reinsurance offered by the Berkshire Insurance Group provided the following guidelines and limitations are complied with: (1) in order not to delay the acceptance process, the retrocession is to be accepted without delay in writing in Nebraska by agents of Wes-FIC who are salaried employees of the Berkshire Insurance Group; (2) any ceding commission received by the Berkshire Insurance Group cannot exceed 3% of premiums, which is believed to be less than the Berkshire Insurance Group could get in the marketplace; (3) Wes-FIC is to assume 20% or less of the total risk; (4) the Berkshire Insurance Group must retain at least 80% of the identical risk; and (5) the aggregate premiums from this type of business in any twelve-month period cannot exceed 10% of Wes-FIC’s net worth. Occasionally, the Berkshire Insurance Group will also have an upper-level reinsurance interest with interests different from Wes-FIC’s, particularly in the event of one or more large losses. Wes-FIC currently has no active super-catastrophe reinsurance contracts in force.

     Following are some of the more significant reinsurance arrangements in which Wes-FIC has participated in recent years:
•
Participation, since 2001, in several risk pools managed by a subsidiary of General Reinsurance Corporation, covering principally hull, liability and workers’ compensation exposures, relating to the aviation industry. For the past four years, Wes-FIC has participated to the extent of 16.67% in several hull and liability pools and 5% of a workers’ compensation pool. In July 2009, it began to participate to the extent of 25% in an international pool. Another General Reinsurance Corporation subsidiary provides a portion of the upper-level reinsurance protection to these aviation risk pools, and therefore to Wes-FIC, on terms that could cause some conflict of interest under certain conditions, such as in settling a large loss. Wes-FIC’s exposure to detrimental effects, however, is mitigated because a senior manager of NICO who represents the membership interests of Wes-FIC and unrelated pool members with an additional 75% of the hull and liability pools and 90% of the workers’ compensation pool who have the same exposures to this potential conflict of interest, has access to information regarding significant losses and thus is able to address conflict issues that might arise.

•
Participation, since the beginning of 2008, in a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. Wes-FIC’s share of written premiums under the contract was $241.1 million in 2010, giving rise to earned premiums of $240.5 million, the latter representing 84.5% of Wes-FIC’s 2010 earned premiums and 31.4% of Wesco’s consolidated revenues. Annual premiums in each of the two remaining years under the contract could vary significantly depending on market conditions and opportunities. The contract expires at the end of 2012. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 15, for more information about the impact of Wes-FIC’s participation in the Swiss Re contract.

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
     Through the latter part of 2008, KBS also offered deposit guarantee bonds which insured bank deposits in excess of federally insured limits. Beginning in 2008, events in the banking industry led to a rapid increase in bank failures. Although few of KBS’s customer banks were believed to be subject to significant risk of failure, management became less confident in the long-term profitability of this line of insurance. Following the failure of one of its customer banks in the third quarter of 2008, resulting in a loss to KBS, and thus, Wesco, of $4.7 million, after taxes, (subsequently reduced to $3.7 million, net, as a result of subsequent recoveries from the FDIC), KBS notified its customers of its decision to exit this line of insurance as rapidly as feasible. KBS is currently writing premiums of approximately $10 million, annually, approximately half of the volume written before it discontinued its line of deposit guarantee bonds.
     The aggregate face amount of outstanding deposit guarantee bonds has been reduced, from $9.7 billion at September 30, 2008, to $2.9 million, at December 31, 2010. The number of institutions with outstanding KBS bonds has been reduced from 1,671 at September 30, 2008, to one, at December 31, 2010. At the time KBS discontinued its line of deposit guarantee bonds, it was licensed to write business in 39 states, including 16 in which it wrote only deposit guarantee bonds. KBS is currently licensed to write business in 25 states. Management is hopeful that KBS’s primary insurance premiums will increase, albeit slowly, in future periods.
     KBS limits its loss exposure per loss event to a maximum of $7.6 million, after taxes, by limiting the maximum amount of risk underwritten to $30 million to any single customer or group of affiliated customers, and through the purchase of reinsurance from the Berkshire Insurance Group, at prices believed to be market prices. KBS reinsures the entire layer of losses between $3 million and $5 million and 65% of the entire layer above $5 million.
     In 2010, premiums of $0.2 million were ceded to the Berkshire Insurance Group, no reinsured losses were allocated to it, and $0.8 million of losses which had been allocated to it in prior years were recovered and repaid to it. In 2009, premiums of $0.1 million were ceded to the Group, $0.2 million of reinsured losses were allocated to it, and $1.4 million of losses which had been allocated to it in 2008 were recovered and repaid to it.
     KBS markets its products in some states through exclusive, commissioned agents, and directly to insureds in other states. Inasmuch as the number of small Midwestern banks is declining as the banking industry consolidates, KBS has attributed the growth in its business that occurred prior to late 2008 to an extraordinary level of service provided by its employees and agents, and to the introduction of new products, such as deposit guarantee bonds which, until KBS decided in late 2008 to exit that line of insurance, had grown to represent approximately half of its business. Internet banking catastrophe theft insurance and Internet banking privacy liability insurance, which were introduced several years ago, are steadily increasing in volume, but do not yet provide a significant amount of premium volume.
     A significant marketing advantage enjoyed by the Berkshire Insurance Group, including Wesco’s insurance segment, is the maintenance of exceptional capital strength. The combined statutory surplus of Wesco’s insurance businesses totaled approximately $2.8 billion at December 31, 2010. This capital strength creates opportunities, particularly at times when the reinsurance and insurance capacity available in the market is constrained, for Wes-FIC to participate in reinsurance and insurance contracts not necessarily available to many of its competitors.
     Management of Wesco believes that an insurer in the reinsurance business must maintain a large net worth in relation to annual premiums in order to remain solvent when called upon to pay claims when a loss occurs. In this respect, Wes-FIC and KBS are competitively well positioned, inasmuch as their net premiums written for calendar 2010 amounted to only 10% of their combined statutory surplus, compared to an industry average of 80% based on figures reported for 2009 by A.M. Best Company, a nationally recognized statistical rating organization for the insurance industry. In 2009, Standard & Poor’s Corporation reduced from AAA to AA+ the rating it assigned to Wes-FIC’s claims-paying ability. This rating continues to recognize Wes-FIC’s strong competitive position as a member of the Berkshire Insurance Group and its significant capital strength, as well as the commitment of Wes-FIC’s management to a disciplined approach to underwriting and conservative reserving.
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
     Because it is operated by NICO, Wes-FIC has no employees of its own. KBS has 14 employees.
FURNITURE RENTAL SEGMENT
     CORT is the nation’s largest provider of rental furniture, accessories and related services in the “rent-to-rent” (as opposed to “rent-to-own”) segment of the furniture industry. CORT rents high-quality furniture to corporate and individual customers who desire flexibility in meeting their temporary office, residential or trade show furnishing needs, and who typically do not seek to own such furniture. In addition, CORT sells previously rented furniture through company-owned clearance centers, thereby enabling it to regularly renew its inventory and update styles. CORT’s network of facilities (in 34 states, the District of Columbia and the United Kingdom (the “U.K.”)) comprises 85 showrooms, 75 clearance centers and 81 warehouses, as well as thirteen websites, including www.cort.com.
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
     CORT’s customer base includes primarily Fortune 500 companies, small businesses, professionals, and owners and operators of apartment communities. CORT’s management believes its size, national presence, brand awareness, consistently high level of customer service, product quality, breadth of selection, depth and experience of management, and efficient clearance centers have been key contributors to the company’s success. CORT offers a wide variety of office and home furnishings, including commercial panel systems, televisions, housewares and accessories. CORT emphasizes its ability to furnish an apartment, home or entire suite of offices with high-quality furniture, housewares and accessories in two business days. CORT’s objective is to build upon these core competencies and competitive advantages to increase revenues and market share. Key to CORT’s growth strategies are:
•	expanding its corporate and individual customer base;
•	enhancing its ability to capture an increasing number of Internet customers through its on-line catalog and other web services;

•	making selective acquisitions; and
•	continuing to develop various products and services.
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
     In January 2008, CORT expanded its operation to the U.K. through the purchase of Roomservice Group, now doing business as CORT Business Services UK Ltd., a small regional provider of furniture rental and relocation services. In November 2008, CORT acquired a business division of Aaron Rents, Inc., expanding its national presence in the U.S. In 2009 and 2010, CORT made several small acquisitions of local furniture rental companies to expand its presence in select local markets.
     The rent-to-rent segment of the furniture rental industry is highly competitive. There are several large regional competitors, as well as a number of smaller regional and local rent-to-rent competitors. The availability of low-priced furniture, principally from overseas manufactures, sold through online retailers is also providing additional competitive pressure. In addition, numerous retailers offer residential and office furniture under rent-to-own arrangements. It is believed that the principal competitive factors in the furniture rental industry are product value, furniture condition, the extent of furniture selection, terms of the rental agreement, speed of delivery, exchange privileges, options to purchase, deposit requirements and customer service.
     CORT provides a nation-wide apartment locator service through its website www.apartmentsearch.com and customer call centers. The service is intended to supplement and lead to increased furniture rentals, and is marketed to individual renters as well as relocation departments of Fortune 2000 companies. Through its network of foreign contacts, CORT also provides such services internationally.
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
     CORT has approximately 2,100 full-time employees, including 49 union members. Management considers labor relations to be good.

INDUSTRIAL SEGMENT
     Precision Steel and one of its subsidiaries operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, brass and other metals, cut these metals to order, and sell them to a wide variety of customers.
     The steel service center business is highly competitive. Its annual sales volume of approximately 15.5 thousand tons of flat rolled products compares with the domestic steel service industry’s annual volume for all shapes of products (flat rolled, bar, wire, structural, plate, tubular steel, etc.) of approximately 36 million tons. Precision Steel competes not only with large national chains and other service centers, but also with mills that supply metal to service centers, original equipment manufacturers and end-users. Sales competition exists in the areas of price, quality, availability and speed of delivery. Because it is willing to sell in relatively small quantities, Precision Steel has been able to compete in geographic areas distant from its service center facilities.
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
     Steel Service raw materials are obtained principally from major domestic steel mills. Periodic scarcities of domestic supplies resulting from an ongoing tendency by domestic manufacturers to shift production abroad, consolidation and downsizing at the mill level, increasing worldwide demand for certain popular but relatively scarce imported materials, and economic cycles, have resulted in periods of intensified competition and large fluctuations in prices at all levels. Sales volume of the industrial segment, which has been declining for more than a decade, was significantly affected by the recent recession. Since late in 2009, as the economy began to strengthen, raw material supplies have been adequate and prices have been relatively stable, following more than one year during which prices declined rapidly as a result of the recession. Precision Steel’s businesses are not dependent on a few large customers. The backlog of steel service orders, however, decreased to $3.4 million at December 31, 2010 from $3.7 million at December 31, 2009.
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
     There are 172 full-time employees engaged in the industrial segment businesses, one-third of whom are members of unions. Management considers labor relations to be good.
ACTIVITIES NOT IDENTIFIED WITH A BUSINESS SEGMENT
     Certain of Wesco’s activities are not identified with any business segment. These include investment activity unrelated to the insurance segment, management and development of owned real property, including a multi-story luxury condominium building that MS Property is marketing, and parent company activities.
     Five full-time employees are engaged in the activities of Wesco and MS Property.

     AVAILABLE INFORMATION
     Wesco’s Forms 10-K, 10-Q and 8-K, and amendments thereto, as well as proxy materials, may be accessed soon after they are electronically filed with the SEC, through Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.

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
     From time to time in the past there have been erroneous reports by an analyst or reporter that an investor wishing to purchase Berkshire common stock can instead purchase shares of Wesco. Berkshire is the parent of Wesco. Wesco’s operations differ significantly from those of Berkshire, and its shares may trade at a significantly different price relative to its intrinsic value than do those of Berkshire. In addition to the risk factors affecting Wesco’s operations, Berkshire has risk factors of its own. Investors wishing to have investment exposure to Berkshire cannot accomplish this by purchasing Wesco shares. They should carefully read Berkshire’s published financial statements and filings with the SEC.
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
     Investment decisions and all other capital allocation decisions are made for Wesco’s businesses by Charles T. Munger, Chairman of the Board of Directors, President and CEO of Wesco, and Vice Chairman of the Board of Directors of Berkshire Hathaway, age 87, in consultation with Warren E. Buffett, Chairman of the Board of Directors and CEO of Berkshire Hathaway, age 80. If for any reason the services of those key personnel, particularly Mr. Buffett, were to become unavailable to Wesco, there could be a material adverse effect on Wesco. However, Berkshire’s Board of Directors has agreed on a replacement for Mr. Buffett should a replacement be needed currently. Its Board continually monitors this matter and could alter its current view in the future.

Wesco’s Wes-FIC subsidiary is dependent upon the Berkshire Insurance Group for its management and personnel, and for opportunities to participate with the Berkshire Insurance Group in reinsurance contracts representing essentially the entirety of its reinsurance business, as well as a significant portion of its insurance business to date.
     Since the incorporation of Wes-FIC in 1985, Wesco’s insurance and reinsurance business, other than that conducted by its Kansas Bankers Surety subsidiary, has been limited principally to participation with members of the Berkshire Insurance Group in contracts for the reinsurance of risks of unaffiliated property and casualty insurance companies. Wes-FIC’s operations are managed by NICO, a member of the Berkshire Insurance Group; it has no employees of its own. In the event the Berkshire Insurance Group were to cease operating Wes-FIC’s business or to significantly curtail Wes-FIC’s participation with it in reinsurance contracts, Wes-FIC would be required to look elsewhere for personnel who would conduct and manage its operations, and/or seek to continue its insurance business in a different manner. Alternatively, in those circumstances Wes-FIC might need to significantly curtail its insurance business or cease it altogether.
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
     As described in Item 1, Business, effective January 1, 2008, Wes-FIC entered into a quota-share retrocession agreement with NICO, a member of the Berkshire Insurance Group, to assume 10% of NICO’s quota share reinsurance of Swiss Re. Under this retrocession agreement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period which began January 1, 2008, on the same terms as NICO’s agreement with Swiss Re (the “Swiss Re contract”). This arrangement significantly increased Wes-FIC’s premium volume as well as exposure to large losses, such as hurricanes, floods, earthquakes and acts of terrorism, as well as foreign exchange risk, and thus the potential for increased volatility and losses. In addition, as with all reinsurance arrangements, Wes-FIC does not control the underwriting of the primary insurer and relies on the primary insurer’s reputation and judgment in deciding what underlying risks to insure.
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
     In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Wesco believes that loss reserve balances are adequate to cover losses, Wesco will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Wesco’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Wesco’s reserve estimates are large ($408.4 million at December 31, 2010), so adjustments to reserve estimates can have a material effect on periodic reported earnings.
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
Berkshire and Wesco have entered into a merger agreement. In the event the merger does not close, there could be an adverse effect on the trading price of Wesco’s capital stock.
     On February 7, 2011, Wesco and Berkshire announced that they had entered into a definitive merger agreement, whereby Berkshire will acquire the remaining 19.9% of the shares of Wesco’s capital stock that it does not presently own in exchange for cash or shares of Berkshire Class B common stock, at the election of each Wesco shareholder. The trading price of Wesco’s capital stock on the NYSE Amex increased upon the public announcement of Berkshire’s original offer to acquire the remaining Wesco shares, and it increased again upon public announcement of the execution of the merger agreement. In the event a transaction does not occur, there could be an adverse effect on the trading price of Wesco’s capital stock.
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
     CORT carries out its rental, sales and warehouse operations in metropolitan areas in 34 states, the District of Columbia and the U.K. through 148 facilities, of which 15 were owned and the remaining were leased as of December 31, 2010. The leased facilities’ lease terms expire at dates ranging from 2011 to 2021. CORT has generally been able to extend expiration dates of its leases or obtain suitable alternative facilities on satisfactory terms. As leases expire, CORT has been eliminating redundant locations and decreasing the size of its showrooms, which as of yearend 2010 ranged in size from 1,200 to 10,388 square feet of floor space. Where locations are desirable, its management has been attempting to combine rental, clearance and warehouse operations rather than retain separate showrooms, because business and residential customers have been increasingly using the Internet. CORT regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.
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
     KBS leases 5,100 square feet of office space in an office building in Topeka, Kansas under a lease that expires in 2012.
     Precision Steel and its subsidiaries own three buildings housing their plant and office facilities, with usable area approximately as follows: 138,000 square feet in Franklin Park, Illinois; 63,000 square feet in Charlotte, North Carolina; and 59,000 square feet in Downers Grove, Illinois.

Item 3.	Legal Proceedings
     Two lawsuits were filed on February 8, 2011 by plaintiffs claiming to be Wesco shareholders challenging the transactions contemplated by the merger agreement between Berkshire and Wesco. Both of the lawsuits name Wesco, Wesco’s directors, Berkshire and Montana Acquisitions, LLC as defendants. One of them also names Blue Chip and Wesco’s Chief Financial Officer as defendants. One of the actions was filed in Delaware Chancery Court and the other in Los Angeles Superior Court. Both purport to be class actions on behalf of Wesco shareholders.
     The Delaware action is styled Joel Krieger v. Wesco Financial Corporation, et al. The Los Angeles action is styled James Kinsey v. Wesco Financial Corporation, et al. The lawsuits allege, among other things, that Wesco’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) statements in Wesco’s annual reports comparing its prospects for growth with those of Berkshire have been unduly unfavorable to Wesco, and (iii) the Wesco directors’ approval of the proposed merger was tainted by conflicts of interest between Berkshire and the non-Berkshire shareholders of Wesco in breach of the Board’s fiduciary duties. The lawsuits also allege that Berkshire and its affiliates violated fiduciary duties owed by a majority shareholder and/or aided and abetted the alleged breaches by Wesco’s directors. The plaintiffs seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms. The defendants intend to defend against these and any additional actions asserting similar claims that may be brought in the future.
     Wesco and its subsidiaries are not otherwise involved in any legal proceedings the ultimate outcomes of which are expected to be significant to Wesco.

Item 4.	Submission of Matters to a Vote of Security Holders
     Reserved.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Wesco’s capital stock is listed on the NYSE Amex, owned and operated by NYSE Euronext, a holding company also owning the New York Stock Exchange.
     The following table sets forth quarterly ranges of composite prices for trading of Wesco shares for 2010 and 2009, based on data reported by Bloomberg LP, as well as cash dividends paid by Wesco on each outstanding share:

	2010			2009
	Sales Price			Sales Price
			Dividends			Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid
March 31	$416	$342	$0.41	$309	$208	$0.395
June 30	408	319	0.41	323	269	0.395
September 30	387	318	0.41	328	285	0.395
December 31	373	352	0.41	354	313	0.395

			$1.64			$1.580

     There were approximately 400 shareholders of record of Wesco’s capital stock as of the close of business on February 15, 2011. It is estimated that approximately 10,700 additional Wesco shareholders held shares of Wesco’s capital stock in street name at that date.
     Wesco did not purchase any of its own equity securities during 2010.

Item 6.  Selected Financial Data
     Set forth below and on the following page are selected consolidated financial data for Wesco and its subsidiaries. For additional financial information, attention is directed to Wesco’s audited 2010 consolidated financial statements appearing in Item 8 of this report. (Amounts are in thousands except for amounts per share.)

	December 31,
	2010	2009	2008	2007	2006
Assets:
Cash and cash equivalents	$472,569	$273,671	$297,643	$526,722	$1,257,351
Investments —
Securities with fixed maturities	235,193	229,872	28,656	38,600	81,861
Equity securities	2,272,253	2,065,627	1,868,293	1,919,425	1,040,550
Accounts receivable	37,191	37,983	57,489	42,841	37,204
Receivable from affiliates	170,852	173,476	133,396	36,671	23,182
Rental furniture	177,680	177,793	217,597	178,297	182,846
Goodwill of acquired businesses	277,514	277,590	277,742	266,607	266,607
Other assets	148,692	165,414	169,879	103,846	80,704

Total assets	$3,791,944	$3,401,426	$3,050,695	$3,113,009	$2,970,305

Liabilities:
Insurance losses and loss adjustment expenses —
Affiliated business	$371,805	$290,375	$164,424	$39,687	$29,761
Unaffiliated business	36,579	53,091	50,844	54,158	48,549
Unearned insurance premiums —
Affiliated business	112,019	110,477	94,544	15,041	14,062
Unaffiliated business	9,545	11,516	13,251	15,225	15,298
Deferred furniture rental income and security deposits	8,269	11,846	17,674	19,947	20,440
Accounts payable and accrued expenses	73,500	54,537	61,145	49,476	48,258
Notes payable	51,200	28,200	40,400	37,200	38,200
Income taxes payable, principally deferred	363,310	290,667	230,657	347,416	355,399

Total liabilities	$1,026,227	$850,709	$672,939	$578,150	$569,967

Shareholders’ equity:
Capital stock and additional paid- in capital	$33,324	$33,324	$33,324	$33,324	$33,324
Accumulated other comprehensive income —
Unrealized appreciation of investments, net of taxes	438,918	284,051	154,660	381,017	344,978
Foreign currency translation adjustments, net of taxes	(1,553)	(1,151)	(1,897)	—	—
Retained earnings	2,295,028	2,234,493	2,191,669	2,120,518	2,022,036

Total shareholders’ equity	$2,765,717	$2,550,717	$2,377,756	$2,534,859	$2,400,338

Per capital share	$388.45	$358.26	$333.96	$356.03	$337.14

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Furniture rentals	$309,439	$312,234	$340,162	$327,671	$324,300
Sales and service revenues	106,278	106,342	130,753	129,861	139,058
Insurance premiums earned —
Affiliated business	272,223	307,560	218,094	35,530	32,643
Unaffiliated business	12,294	15,661	19,870	18,881	21,506
Dividend and interest income	75,807	67,458	79,079	90,872	84,504
Realized net investment gains	6,541	—	7,006	24,240	—
Other-than-temporary impairment losses on investments	(21,021)	—	—	—	—
Other	4,142	4,076	3,990	3,869	3,716

	765,703	813,331	798,954	630,924	605,727

Costs and expenses:
Cost of products and services sold	124,245	130,992	149,319	143,282	154,218
Insurance losses and loss adjustment expenses —
Affiliated business	182,925	198,853	151,308	24,008	21,401
Unaffiliated business	(2,669)	14,454	20,892	4,269	9,944
Insurance underwriting expenses —
Affiliated business	82,059	92,857	63,156	8,019	7,566
Unaffiliated business	5,525	5,946	7,135	7,284	7,294
Selling, general and administrative	281,929	305,934	300,231	280,728	265,327
Interest expense	504	641	1,798	2,408	2,711

	674,518	749,677	693,839	469,998	468,461

Income before income taxes	91,185	63,654	105,115	160,926	137,266
Income taxes	18,973	9,581	22,999	51,765	45,233

Net income	$72,212	$54,073	$82,116	$109,161	$92,033

Amounts per share:
Net income	$10.14	$7.59	$11.53	$15.33	$12.93
Cash dividends	1.64	1.58	1.54	1.50	1.46

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
OVERVIEW
     The principal goal of Wesco’s management is to maximize gain in Wesco’s intrinsic business value per share over the long term. Accounting consequences do not influence business decisions, nor do fluctuations in annual net income. Management strives to maintain high liquidity to ensure that Wesco and its subsidiaries are able to endure unforeseen circumstances, including recessionary economic cycles and periods of significant declines in the trading prices of investments, with a margin of safety, and to invest the investable funds principally held in Wesco’s insurance segment in common stocks of outstanding publicly traded companies at prices deemed reasonable. In the event that such investments are not available, capital is preserved through investments in high-quality cash equivalents, securities of the U.S. Government and its agencies, and high-quality corporate debt instruments.
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
     The operations of Wesco’s Wes-FIC subsidiary are managed by Berkshire’s NICO subsidiary. Wes-FIC participates principally in reinsurance contracts in which NICO and other Berkshire insurance subsidiaries participate, in the reinsurance of property and casualty risks of unaffiliated insurance companies. The terms of Wes-FIC’s participation are essentially identical to those by which the other Berkshire insurance subsidiaries participate, except as to the percentages of participation (see Item 1, Business, for further information).
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt.
     Its equity investments are in strong, well-known companies. Wesco’s practice of concentrating its investments in a few issuers, rather than diversifying, follows the investment philosophy of the chairmen-CEOs of Wesco and its parent, Berkshire, who consult with respect to Wesco’s investments and major capital allocations.
     Wesco’s shareholders’ equity was $2.77 billion ($388.45 per share) at December 31, 2010, $2.55 billion ($358.26 per share) at December 31, 2009, and $2.38 billion ($333.96 per share) as of December 31, 2008. Wesco carries substantially all of its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The change in shareholders’ equity reflects principally the after-tax net appreciation of the aggregate values of Wesco’s investments, as well as net income retained, after payment of dividends to shareholders. During 2010, however, as explained below, under “Results of Operations,” Wesco recorded an “other-than-temporary” impairment loss with respect to one investment, in the amount of $21.0 million ($13.7 million, after taxes). The realization of the loss did not affect Wesco’s shareholders’ equity, but merely resulted in a reclassification of the after-tax amount from net unrealized appreciation to retained earnings, another component of shareholders’ equity.
     Because unrealized appreciation and depreciation is recorded based upon market quotations and, in some cases, upon other inputs that are affected by economic and market conditions as of the balance sheet date, gains or losses ultimately realized upon sale of investments could differ substantially from unrealized appreciation or depreciation recorded on the balance sheet. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as Notes 1, 2 and 8 to Wesco’s accompanying consolidated financial statements, for additional information on Wesco’s investments.

     Wesco’s liability for unpaid losses and loss adjustment expenses at December 31, 2010 totaled $408.4 million versus $343.5 million at December 31, 2009. The increase related principally to the retrocession agreement with Berkshire’s NICO subsidiary, described in Item 1, Business, above.
     Wesco’s consolidated borrowings totaled $51.2 million at December 31, 2010 versus $28.2 million at December 31, 2009. These amounts related primarily to a $100 million revolving credit facility used in CORT’s furniture rental business. In addition to this recorded debt, Wesco and its subsidiaries had $128.2 million of operating lease and other contractual obligations at December 31, 2010, versus $125.8 million one year earlier. (See the section on off-balance sheet arrangements and contractual obligations appearing below in this Item 7, as well as Note 7 to the accompanying consolidated financial statements, for additional information on debt.)
     Wes-FIC has a rating of AA+ from Standard & Poor’s Corporation with respect to its claims-paying ability.
RESULTS OF OPERATIONS
     Over the last half of 2008 and throughout 2009, operating results of Wesco’s furniture rental and industrial segments were adversely impacted by the world-wide economic recession. While Wesco’s insurance segment has remained strong, late in 2008, KBS discontinued its line of deposit guarantee bonds, the premiums from which had provided half of its insurance premium revenues. In 2010, operating results of Wesco’s furniture rental and industrial segments improved versus 2009, reflecting some improvement in economic conditions; and, Wesco’s insurance segment reported improved income from underwriting activities.
     Wesco’s consolidated net income has also been and will continue to be impacted from year to year as a result of the realization of gains or losses on investments, and, in 2010, it was also impacted by an “other-than-temporary” impairment (“OTTI”) loss on certain purchase lots of an investment that had been below cost for more than two years. The amounts, if any, of these gains and losses in any year have no predictive value, and variations in amount from year to year have no practical analytical value. In 2010, realized net investment gains were $6.5 million ($4.2 million, after taxes), and OTTI losses were $21.0 million ($13.7 million, after taxes). No investment gains or losses were realized in 2009. Realized investment gains of $7.0 million ($4.6 million, after taxes) were realized in 2008.
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
     Wesco’s consolidated net income, excluding realized net investment gains and OTTI losses, increased by $27.6 million for 2010. Several factors were involved, principally (1) improved profitability of CORT’s furniture rental business due to a reduction in operating expenses, (2) increased underwriting gain and investment income of Wesco’s insurance businesses, and (3) improving economic conditions. The operations of CORT and Precision Steel, although improved, continue to reflect the effects of weak economic conditions.

While there has been some improvement in economic conditions, Wesco’s management believes that generally weak conditions will likely persist at least through 2011. Wesco’s subsidiaries will continue their cost reduction actions in response to this situation, including ongoing reductions in capital expenditures and operating expenses. Wesco has historically attempted to manage its financial condition such that it can weather cyclical economic conditions, and it intends to continue doing so throughout the current economic cycle.
     The selected financial data in Item 6 are set forth essentially in the income statement format customary to accounting principles generally accepted in the United States (“GAAP”). Revenues, including realized net investment gains and OTTI losses, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains and OTTI losses are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, all after income tax effect.)

	Year Ended December 31,
	2010	2009	2008
Insurance segment:
Underwriting	$10,840	$7,222	$(2,942)
Investment income	62,211	55,781	64,274
Furniture rental segment	11,480	(1,359)	15,744
Industrial segment	1,079	(648)	842
Nonsegment items other than investment gains	(3,986)	(6,923)	(356)
Realized net investment gains	4,252	—	4,554
Other-than-temporary impairment losses on investments	(13,664)	—	—

Consolidated net income	$72,212	$54,073	$82,116

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

	Year Ended December 31,
	2010	2009	2008
Insurance premiums written —
Reinsurance	$275,126	$329,227	$298,622
Primary	9,658	9,964	17,850

Total	$284,784	$339,191	$316,472

Insurance premiums earned —
Reinsurance	$274,567	$311,144	$217,584
Primary	9,950	12,077	20,380

Total	284,517	323,221	237,964

Insurance losses, loss adjustment expenses and underwriting expenses	267,840	312,110	242,491

Underwriting gain (loss), before income taxes —
Reinsurance	13,820	15,968	(2,162)
Primary	2,857	(4,857)	(2,365)

Total	16,677	11,111	(4,527)
Income taxes	5,837	3,889	(1,585)

Underwriting gain (loss)	$10,840	$7,222	$(2,942)

     Contractual delays in reporting, and limitations in details reported by the ceding companies, necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract, for example, premiums, claims and expenses are reported by Swiss Re 45 days after the end of each quarterly period. Estimates are therefore made each reporting period by management for the activity not yet reported. Such estimates are developed by NICO based on information publicly available and adjusted for the impact of its, as well as NICO’s and Wes-FIC’s managements’, assessments of prevailing market conditions and other factors with respect to the underlying reinsured business. The relative importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. However, increases or decreases in premiums earned as a result of the estimation process related to the reporting lag have been and will typically be substantially offset by corresponding increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process.
     Written and earned reinsurance premiums assumed under the Swiss Re contract were $241.1 million and $240.5 million, respectively, for 2010, $294.1 million and $276.7 million, for 2009, and $265.2 million and $183.2 million, for 2008. The 2010 figures represented decreases of 18.0% in written and 13.1% in earned premiums for the year; the 2009 figures represented increases of 10.9% in written and 51.0% in earned premiums for the year. Premiums assumed in each of the remaining two years under the contract could vary significantly depending on Swiss Re’s response to market conditions and opportunities that may arise, as well as any significant fluctuation in the value of the U.S. Dollar as compared with the many currencies in which Swiss Re conducts its business. For 2010, written aviation-related reinsurance premiums decreased by $1.1 million (3.1%) from those of 2009, after having increased by $1.7 million (5.2%) for 2009, from those of 2008. Earned aviation-related premiums for 2010 decreased by $0.5 million (1.3%) for 2010, after having increased by $0.1 million (0.2%) for 2009, from those of 2008. Property casualty insurance is a competitive business. Both Swiss Re and the aviation pool manager have indicated that the level of business written in a given period will vary due to changes in market conditions and their respective managements’ assessments of the adequacy of premium rates.
     Written primary insurance premiums decreased by $0.3 million (3.1%) for 2010 and by $7.9 million (44.2%) for 2009, and earned primary insurance premiums decreased by $2.1 million (17.6%) for 2010 and by $8.3 million (40.7%) for 2009, from the corresponding prior year figures. These fluctuations related essentially to KBS’s discontinued line of bank deposit guarantee bonds, discussed in Item 1, Business.
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
     Reinsurance generated pre-tax underwriting gains (losses) of $13.8 million, $16.0 million and ($2.2 million), for 2010, 2009 and for 2008, respectively, representing combined ratios of 95.0%, 94.9% and 101.0%. The foregoing figures included pre-tax underwriting gains (losses) under the Swiss Re contract of $10.7 million, $12.6 million and ($5.4 million).
     During 2010, several events occurred which produced large catastrophe losses for the property casualty industry, notably the Chilean earthquake, European winter storm Xynthia, the loss of the Deepwater Horizon oil rig in the Gulf of Mexico, the New Zealand earthquake in September, and the Australian flood that began in December. Underwriting results under the Swiss Re contract for 2010 reflect estimated losses of $31.3 million, before taxes, related to those events. Loss estimates relating to the New Zealand earthquake were based significantly on, and the Australian flood, were based entirely on, Wes-FIC management’s assessment of publicly available information. Underwriting results under the contract for 2010 also reflect favorable pre-tax reserve development of $4.7 million attributed to accident year 2009 and $2.3 million related to accident year 2008. During the third quarter of 2008, Hurricanes Gustav and Ike struck the Caribbean and the Gulf coast region of the United States, also producing large catastrophe losses. The underwriting figures for 2008 included Wes-FIC’s estimate that its share of Swiss Re’s losses from those events was $13.5 million, before taxes, based entirely on Wes-FIC management’s assessment of publicly available information. Pre-tax underwriting results under the contract for 2009 include favorable loss development of $12.0 million in recognition of more favorable underwriting results for 2008 than had been reflected in Wes-FIC’s estimate of Swiss Re’s results at the end of 2008. Wes-FIC, for 2009, reserved for Swiss Re losses and loss expenses at a lower rate than for 2008 in part based on the lack of major catastrophes in 2009 and in part based on the reported performance by Swiss Re. Underwriting results under the contract also reflect the effects from the fluctuating value of the U.S. Dollar relative to other currencies in which Swiss Re conducts much of its business. To date, these fluctuations have not been significant. Wesco does not hedge against such fluctuations, recognizing that foreign exchange risk is an inherent part of assuming risks denominated in other currencies, which it is willing to retain.
     Underwriting gains from the aviation-related reinsurance contracts were $3.1 million, $3.4 million and $3.2 million, before taxes, for 2010, 2009 and 2008. Underwriting results often fluctuate from period to period. The severity component of aviation-related losses tends to be volatile, especially with respect to losses incurred during a single reporting period. Included in the pre-tax underwriting gains for each year was net favorable prior period reserve development of $3.4 million, $3.5 million and $4.2 million, in 2010, 2009 and 2008.
     Primary insurance activities resulted in pre-tax underwriting gains (losses) of $2.9 million, ($4.9 million) and ($2.4 million), for 2010, 2009 and 2008. These figures represented combined ratios of 71.2%, 140.2% and 111.6%. The frequency and severity of primary insurance losses tend to be volatile. Not only do the foregoing figures reflect net favorable (unfavorable) pre-tax loss development of $5.9 million, ($3.4 million) and ($0.4 million) for the respective years, but the 2009 and 2008 figures also reflect pre-tax losses of $2.6 million ($1.7 million, after taxes) and $6.9 million ($4.7 million, after taxes), respectively, from the FDIC’s seizure of several failed banks that had portions of their deposits insured by KBS. There were no such losses in 2010. As the FDIC liquidates the assets of failed banks, it distributes funds to the bank’s creditors and owners of deposits in excess of FDIC insurance limits, including KBS (by right of subrogation). KBS’s pre-tax underwriting results for 2010 and 2009 also reflect $0.7 million and $1.2 million ($0.4 million and $0.8 million, after taxes), respectively, recovered from the FDIC. Additional recoveries, if any, will be recorded when received.
     KBS operates with few employees and from modest offices, and its ongoing operations require a basic level of services with annual costs that do not lend themselves to downsizing nearly in proportion to the significant reduction in revenues beginning late in 2008 which resulted from the discontinuation of the deposit-guarantee bond line of insurance. Underwriting results of future periods will likely continue to reflect the disproportionately higher level of operating expenses to revenues, as in 2010 and 2009, unless and until KBS is able to replace the premiums from deposit guarantee bonds it no longer writes, with other premium revenues.
     The profitability of a reinsurance or insurance arrangement is better assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period. No trends have recently been identified which directly relate to losses, other than periodic effects from increasing competition (causing declining premium rates), fluctuations in exchange rates of foreign currencies relative to the U.S. dollar (which will affect the underwriting results under the Swiss Re contract), and the generally weak economy. Losses incurred by Wesco’s insurance segment, by their very nature, occur unexpectedly and fluctuate from period to period in both frequency and magnitude. Wesco’s insurers cede minimal amounts of their direct business, and as a result underwriting results may be volatile.
     Since September 11, 2001, the insurance industry has been particularly concerned about its exposure to claims resulting from acts of terrorism. In spite of partial relief provided to the insurance industry by the Terrorism Risk Insurance Act, enacted in 2002 and amended by the Terrorism Risk Extension Act of 2005, and the Terrorism Risk Insurance Program Reauthorization Act of 2007, Wes-FIC is exposed to insurance losses from terrorist events. Wes-FIC’s (and thus Wesco’s) exposure to such losses from an insurance standpoint cannot be predicted. Management, however, does not believe it likely that, on a worst-case basis, Wesco’s shareholders’ equity would be severely impacted by future terrorism-related insurance losses under reinsurance or insurance contracts currently in effect. Losses from terrorism could, however, significantly impact Wesco’s periodic earnings.
     Other industry concerns in recent years have included exposures to losses relating to environmental contamination and asbestos. Management currently believes Wesco’s exposures to such losses is minimal.

Management also believes that recent legislative attempts to address certain issues generally referred to as “climate change” are unlikely to have a material effect on Wesco’s businesses.
     Following is a summary of investment income produced by Wesco’s insurance segment (in thousands of dollars).

	Year Ended December 31,
	2010	2009	2008
Investment income, before taxes	$75,643	$67,253	$77,914
Income taxes	13,432	11,472	13,640

Investment income, after taxes	$62,211	$55,781	$64,274

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally, unpaid losses and unearned premiums, less premiums and reinsurance receivables, and deferred policy acquisition costs). Float, which amounted to $76 million at yearend 2007, increased to $164 million at yearend 2008, $264 million at yearend 2009 and $339 million at yearend 2010. The increases are attributable principally to the Swiss Re contract.
     Wesco’s insurance segment redeployed $205 million to purchase shares of 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. in the fourth quarter of 2008 and $200 million of 5% senior notes of Wm. Wrigley Jr. Company in the fourth quarter of 2009. Not only did interest rates soften during 2008 and 2009, and hold at relatively low levels throughout 2010, but Wells Fargo & Company and US Bancorp, in which Wesco’s insurance segment has significant investments, reduced their quarterly dividend distributions to shareholders beginning in the second quarter of 2009. The insurance segment’s pre-tax dividend income decreased by $1.9 million for 2010, having decreased by $1.0 million for 2009, and pre-tax interest income increased by $10.3 in 2010, following a decrease of $9.9 million in 2009, from the corresponding prior year figures.
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
     Reference is made to the table of contractual obligations appearing on page 26.

Furniture Rental Segment
     Following is a summary of the results of operations of CORT, Wesco’s furniture rental segment. (Amounts are in thousands.)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Furniture rentals	$309,439	$312,234	$340,162
Furniture sales	51,075	61,191	61,800
Service fees	6,937	6,771	8,081

	367,451	380,196	410,043

Cost of rentals, sales and fees	85,837	99,042	97,997
Selling, general and administrative expenses	262,627	283,590	287,498
Interest expense	504	640	1,798

	348,968	383,272	387,293

Income (loss) before income taxes	18,483	(3,076)	22,750
Income taxes	7,003	(1,717)	7,006

Segment net income (loss)	$11,480	$(1,359)	$15,744

     Furniture rental revenues decreased $2.8 million (0.9%) for 2010, after decreasing $27.9 million (8.2%) for 2009 from those of the respective prior years. Management believes that “core rental revenues,” a measurement that excludes revenues from trade shows and locations not in operation throughout each period, is an important statistic in analyzing comparable revenue levels from different periods. Core rental revenues decreased 6.1% for 2010 after decreasing 17.8% for 2009; however, core rental revenues increased by 9.2% for the fourth quarter of 2010 compared with the corresponding 2009 figure. Management also views the number of furniture leases outstanding as an important indicator for future revenues. The number of furniture leases outstanding at yearend 2010 increased 7.2%, following a decline of 24.9% in 2009. Customer demand for rental furniture decreased significantly during the recent economic recession; however, management is hopeful that the improvements in quarterly core rental revenues and in furniture leases outstanding indicate that customer demand has begun to recover from the depressed levels reached in 2009.
     Furniture sales revenues decreased $10.1 million (16.5%) for 2010 from those of 2009, after having been relatively unchanged in 2009 from those of the prior year. The decrease in furniture sales for the current year was attributable principally to the closing of eight furniture clearance centers during the year and a lower level of inventory available for sale.
     Service fees revenues for 2010, 2009 and 2008 have not been significant.
     Cost of rentals, sales and fees amounted to 23.4% of revenues for 2010, 26.1% for 2009 and 23.9% for 2008. The decrease in the cost percentage for 2010 was due principally to a decrease in the depreciation expense component, attributable mainly to lower average furniture inventory levels in the current year, as well as an increase in profit margin on furniture sold. The increase in the percentage for 2009, from the corresponding 2008 figure, was due principally to higher depreciation expense on rental furniture acquired in the acquisition of the Aaron Rents business division in November 2008 and to lower profit margins on furniture sold.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $263.1 million for 2010, down 7.4% from the $284.2 million incurred for 2009, following a decrease of 1.8% from the

$289.3 million incurred for 2008. The decreases in operating expenses principally reflect lower occupancy and employee-related expenses as a result of management’s cost-cutting initiatives. Management intends to continue its focus on the containment of operating expenses.
     Income (loss) before income taxes for the furniture rental segment amounted to $18.5 million for 2010, ($3.1 million) for 2009, and $22.8 million for 2008. The improvement in profitability in 2010 was due principally to the reduction in fixed operating expenses, explained above. The significant decline in pre-tax income for 2009 was due primarily to a dramatic decrease in revenues, principally attributable to the effect of the weak economic environment, coupled with a level of expenses that could not be sufficiently reduced to match the depressed revenue level.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, consisting of the businesses of Precision Steel and its subsidiaries. (Amounts are in thousands.)

	Year Ended December 31,
	2010	2009	2008
Revenues, principally sales and services	$48,266	$38,380	$60,872

Cost of sales and services	38,408	31,950	51,323
Selling, general and administrative expenses	8,225	7,435	7,948

	46,633	39,385	59,271

Income (loss) before income taxes	1,633	(1,005)	1,601
Income taxes	554	(357)	759

Segment net income (loss)	$1,079	$(648)	$842

     The operations of Wesco’s industrial segment are subject to economic cycles and have suffered a variety of ongoing difficulties for a number of years, including a shift of production from domestic to overseas facilities, (resulting in a general decline in the number of orders placed and a trend towards smaller-sized orders), the unprecedented ability of the major steel producers in recent years to raise prices and establish minimum order quantities following consolidation in the industry, periods of intensified competitive pressures for product from suppliers, and intensifying competitive pressures among service centers for the remaining domestic business.
     In last year’s Form 10-K it was reported that the severity of the impact of the foregoing factors on Wesco’s industrial segment was demonstrated by the significant decline in sales volume, in terms of pounds sold, from an average of 68 million pounds annually over the three-year period of 1998 through 2000, to an average of 39 million pounds annually for the three-year period of 2006 through 2008. The recent recessionary conditions have further caused the average volume of steel products sold by the steel service segment during the most recent three-year period (2008-2010) to decrease to 30.7 million pounds.
     Sales and service revenues of the industrial segment for 2009 fell by $22.5 million (36.9%) from those of 2008, and volume, in terms of pounds sold, fell by 34%, to 24.4 million pounds, less than half the volume that Precision Steel had sold thirty years earlier, when Wesco acquired it in 1979. Segment sales and service revenues for 2010 improved by $9.9 million (25.8%) over those of 2009, and volume improved by 25.8%, to 30.7 million pounds, 14.7% below the volume as recently as for 2008. Management attributes these fluctuations principally to recent recessionary conditions from which the industrial segment has not yet fully recovered.

     The industrial segment has continually strived to improve its gross profit margins (revenues, less cost of products and services), which were 20.4%, 16.8% and 15.7% of revenues for 2010, 2009 and 2008, determined on a last-in, first-out (“LIFO”) basis with respect to cost of products sold. Following recessionary-driven decreases in worldwide demand during 2009, the pricing of raw materials, which reached historic highs in 2008, declined to pricing levels of earlier periods, where they remained relatively steady throughout 2010. In 2009, the combination of decreased volume and lower selling prices resulted in a $3.1 million reduction of gross profit, from $9.5 million realized by the industrial segment in 2008, to $6.4 million in 2009. Gross profit increased by $3.4 million for 2010. The improvement was attributable principally to the increase in sales volume resulting from improving economic conditions.
     The industrial segment’s business activities require a base of operations supported by significant fixed operating costs. In 2009, there were fewer gross profit dollars available to absorb those costs, while, in 2010, gross profit dollars exceeded those costs. Management continues to strive to reduce costs and expenses where feasible, while maintaining exceptional customer service. The segment’s operating results also reflected litigation-related expenses of $0.6 million ($0.4 million, after taxes) for 2010 and $0.3 million ($0.2 million, after taxes) for 2008, incurred in connection with the environmental matter discussed in Note 11 to the accompanying consolidated financial statements.
Unrelated to Business Segment Operations
     Realized gains and losses on, and other-than-temporary impairments (“OTTI”) of, Wesco’s investments have fluctuated in amount from year to year, sometimes impacting net income significantly. Amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at fair value, and unrealized gains and losses are reflected, net of deferred income tax effect, in the unrealized appreciation component of other comprehensive income, in its shareholders’ equity. When gains or losses are realized, due to sale of securities or other triggering events such as the determination that an OTTI is to be recognized, they are credited or charged to the consolidated statement of income; generally, in Wesco’s case, there has been little effect on total shareholders’ equity — essentially only a transfer from net unrealized appreciation or depreciation to retained earnings. Wesco’s consolidated earnings contained after-tax realized net investment gains of $4.2 million and OTTI losses of $13.7 million for 2010, and realized investment gains of $4.6 million for 2008; no gains or losses were realized in 2009.
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
     Other nonsegment items typically include mainly (1) rental income from owned commercial real estate and (2) dividend and interest income from equity securities and cash equivalents owned outside the insurance subsidiaries, reduced by real estate and general and administrative expenses. The 2010 figure also included expenses related to Berkshire’s offer to acquire the shares of Wesco that it does not already own (discussed above), of $4.2 million ($2.7 million, after taxes), and the 2009 figures included impairment losses of $9.5 million ($6.2 million, after taxes), on real estate held for sale.

* * * *
     Consolidated revenues, expenses and net income reported for any period are not necessarily indicative of future results in that they are subject to significant variations in amount and timing of (1) participations in reinsurance contracts with members of the Berkshire Insurance Group, such as the quota-share arrangement with NICO described in Item 1, Business, which significantly increased the business of the insurance segment beginning in 2008, (2) investment gains and losses, (3) the possibility of OTTI losses, and (4) unusual nonoperating items. In addition, consolidated revenues, expenses and net income are subject to external conditions, such as terrorist activity, and changes in the economy.
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
     Wesco and its subsidiaries have contractual obligations associated with ongoing business activities, which will result in cash payments in future periods. Certain obligations, such as notes payable, accrued interest, and unpaid insurance losses and loss adjustment expenses, are reflected in the accompanying consolidated financial statements. In addition, Wesco and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the consolidated financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations as of December 31, 2010 follows. (Amounts are in thousands.)

		Payments Due
	Total	2011	2012-2013	2014-2015	Thereafter
Notes payable, including interest	$51,305	$51,105	$200	$—	$—
Operating lease obligations	107,934	26,659	39,291	23,308	18,676
Payment of insurance losses and loss adjustment expenses*	408,384	104,905	148,095	98,774	56,610
Purchase obligations, other than for capital expenditures	9,064	8,483	406	145	30
Purchase obligations for capital expenditures	4,379	1,324	1,638	1,417	—
Other, principally deferred compensation	6,782	169	339	314	5,960

Totals	$587,848	$192,645	$189,969	$123,958	$81,276

*	Amounts and timing of payments are significantly dependent on estimates. See Critical Accounting Policies and Practices below.

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
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Wesco’s consolidated financial statements are prepared in conformity with GAAP. The significant accounting policies and practices followed by Wesco are set forth in Note 1 to the accompanying consolidated financial statements. Following are the accounting policies and practices considered by Wesco’s management to be critical to the determination of consolidated financial position and results of operations.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of written and earned premiums and unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error, due both to the necessity of estimating information with respect to certain reinsurance contracts where reports from ceding companies for the quarterly reporting periods are not contractually due until after the balance sheet date, as well as the inherent uncertainty in estimating ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a particular period.
Fair Value Measurements
     Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.
     The framework established for measuring fair value is based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:
     Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Most of Wesco’s equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.

     Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active or inactive markets; quoted prices for identical assets or liabilities in markets that are not active; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics, since active markets are not common for many instruments.
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
Investments
     The appropriate classifications of investments in securities with fixed maturities and equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. All other investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.
     Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or fair value of equity investments, when applicable. With respect to an investment in a fixed-maturity security, an other-than-temporary impairment would be recognized if the Company (a) intends to sell or expects to be required to sell the security before amortized cost is recovered or (b) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Losses under (a) would be recognized in earnings. Under (b) any credit loss component would be recognized in earnings, and any difference between fair value and the amortized cost basis, net of the credit loss, would be reflected in other comprehensive income. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers. See Notes 2 and 8 to Wesco’s consolidated financial statements for additional information as to Wesco’s investments.
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
Losses and loss adjustment expenses
     Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“case reserves”) and reserve development on reported claims, as well as estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant estimates for these claims and includes estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.
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

	December 31,		December 31,
	2010		2009
Case reserves	$165,125		$121,389
IBNR reserves	243,259		222,077

Gross liability before ceded reinsurance	408,384		343,466
Ceded reserves	(24,271	)*	(19,288	)*

Net reserves	$384,113		$324,178

*	Represents principally, Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.

     Following is a breakdown of Wesco’s consolidated liabilities for unpaid insurance losses and loss adjustment expenses and related reinsurance recoverables reflected in the Consolidated Balance Sheet at yearends 2010 and 2009. Amounts are in thousands.

	Gross Unpaid Losses		Net Unpaid Losses*
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009
Swiss Re contract	$307,117	$246,596	$307,117	$246,596
Other reinsurance, principally aviation-related	84,833	80,170	60,562	61,152
KBS primary	16,434	16,700	16,434	16,430

Total	$408,384	$343,466	$384,113	$324,178

*	Net of reinsurance recoverable, and before foreign currency translation effects.
     Included in other reinsurance losses in the foregoing table are $6.3 million at yearend 2010 and $6.8 million at yearend 2009, representing non-aviation reinsurance reserve amounts at those dates, consisting mainly of IBNR reserves relating to a quota-share contract that has been in runoff for more than 10 years, under which Wes-FIC continues to make loss payments. Such amounts reflected loss estimates reported by the ceding companies and additional IBNR reserves estimates by Wes-FIC management, which were mainly a function of reported losses from ceding companies, anticipated loss ratios for the contract period, and management’s judgment as to the loss reserving adequacy of the ceding companies. There is no reinsurance recoverable with respect to these reserves.
     The techniques and processes employed in estimating loss reserves are differentiated between reinsurance and primary insurance.
Reinsurance — Historically, Wes-FIC’s property and casualty loss reserves derive from individual risk, multi-line and catastrophe reinsurance policies. In 2008, Wes-FIC entered into a retrocession agreement with NICO to assume 10% of NICO’s quota share reinsurance of Swiss Re and its property-casualty affiliates. Other Wes-FIC reinsurance activities in recent years have consisted almost exclusively of participations in aviation-related pools that are underwritten and managed by a wholly owned indirect subsidiary of Berkshire.
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
     Wes-FIC’s estimates of losses and loss adjustment expenses under the Swiss Re contract are derived from Swiss Re’s quarterly reports to NICO on a quarterly-lag basis, plus NICO’s and Wes-FIC’s managements’ estimates of underwriting results for the current quarter, which reflect their assessments of publicly available information and prevailing market conditions. As Swiss Re’s business underlying the contract is predominately reinsurance, Swiss Re’s quarterly reports are affected by the estimation processes of its management, which are believed to be similar to those underlying Wes-FIC’s other reinsurance contracts. In addition, inasmuch as more than half of the business assumed under the Swiss Re contract is denominated with NICO in currencies other than United States dollars, significant portions of assumed losses are also subject to foreign exchange risks relative to United States dollars. Thus, the foreign exchange risk adds greater uncertainty to the underwriting results estimated by management than the uncertainty relating to the other property-casualty insurance and reinsurance contracts in which Wes-FIC participates. Wesco and Wes-FIC managements understand and accept the greater uncertainty under the Swiss Re contract as a business risk that in management’s judgment is likely to be compensated by the expected profitability of the assumed business.
Primary insurance — Loss reserves from Wesco’s primary insurance activities derive from individual risk policies written by KBS, which primarily provides specialty coverages for financial institutions. Reserve amounts are comprised of case estimates and estimates of IBNR reserves, which were $7.1 million at each yearend of 2010 and 2009. Because of the relatively low number (or frequency) of losses and potential for higher severity (or amount per claim), KBS management is familiar with and closely monitors each claim. Losses generally are expected to have a relatively short reporting and claim tail due to the nature of the claims. KBS provides crime insurance, check kiting fraud indemnification, Internet banking catastrophe theft insurance, Internet banking privacy liability insurance, directors and officers liability, bank employment practices, and bank insurance agents professional errors and omissions indemnity.
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
Goodwill of acquired businesses
     Goodwill of acquired businesses represents the excess of the cost of acquired entities over the fair values assigned to assets acquired and liabilities assumed. All goodwill acquired is assigned to the reporting unit that the related assets are employed in and the liabilities relate to, as it is believed that those reporting units benefit from the acquisition. Wesco accounts for goodwill in accordance with GAAP, which requires a test for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test is performed in two phases. The first step compares the carrying value of the reporting unit, including goodwill, to its estimated fair value. If the carrying value is greater than the estimated fair value of the unit, a second step is required, comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss, charged to earnings, is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
     Wesco determines the fair value of its furniture rental unit using the discounted cash flows approach. Under the discounted cash flows approach, Wesco estimates the fair value of the reporting unit based on the present value of its estimated future cash flows. This approach incorporates a number of significant estimates and assumptions that include: a forecast of the reporting unit’s future cash flows, estimated growth rates, future terminal value, and an appropriate discount rate. Wesco then prepares a sensitivity analysis as to how changes in key estimates or assumptions might affect the outcome of the goodwill impairment test. In projecting future cash flows, Wesco considers the current economic environment as well as historical results of the unit. Wesco believes that the discounted cash flows approach is the most meaningful valuation technique for the furniture rental business, as CORT is the only national company that operates in the rent-to-rent furniture industry, thus making market-based and transaction-based valuation techniques less meaningful.
Realized Investment Gains and Losses and Other-Than-Temporary Impairments
     Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or estimated fair value, when applicable. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Wesco’s consolidated balance sheet contains substantial liquidity as well as substantial amounts of investments whose estimated fair values are subject to market risks. Values of investment securities are subject to market fluctuations. Apart from investments, the consolidated balance sheet at December 31, 2010 did not contain significant assets or liabilities with values subject to these or other potential market exposures such as changes in commodity prices or foreign exchange rates. Wesco does not utilize derivatives to manage market risks.
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
     The carrying values of investments subject to equity price risks are based on quoted market prices. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in Wesco’s equity securities. Certain of Wesco’s equity investments declined further in 2009 but significantly recovered in value in 2010. Fluctuation in the market price of a security may also result from actual or perceived changes in the underlying economic characteristics of the investee and the relative prices of alternative investments. Furthermore, amounts realized upon the sale of a particular security may be adversely affected if a relatively large quantity of the security is being sold.
     Wesco’s consolidated balance sheet at December 31, 2010 contained $2.27 billion of equity securities stated at fair value, reflecting a net increase in fair values of $207 million during the year. The concentration existing in Wesco’s equity securities portfolio exposes it to more significant market price fluctuations than might be the case were Wesco’s investments more diversified. This exposure to fluctuations is further exacerbated by the large amount invested in companies engaged in the banking industry, inasmuch as trading prices of financial institutions’ shares were more severely impacted than general trading prices as a result of recent economic conditions and their impact on the banking industry. At December 31, 2010, five investments, with carrying values aggregating $1.85 billion, comprised 81.5% of the carrying value of Wesco’s equity securities portfolio. These five were common stocks of Wells Fargo & Company, US Bancorp, The Procter & Gamble Company, The Coca-Cola Company and Kraft Foods Incorporated, of which the first two are in the banking industry and the latter three have significant global operations and thus are subject to changes in global economic conditions and foreign currency exchange rates.
     The following table summarizes Wesco’s equity price risks as of December 31, 2010 and 2009. It shows the effects of a hypothetical 50% overall increase or decrease in market prices of equity securities owned by the Wesco group on total recorded market value and, after tax effect, on Wesco’s shareholders’ equity at each of those dates. (Amounts are in thousands.)

	December 31, 2010		December 31, 2009
	Increase	Decrease	Increase	Decrease
Market value of equity securities —
As recorded	$2,272,253	$2,272,253	$2,065,627	$2,065,627
Hypothetical	3,408,380	1,136,127	3,098,440	1,032,813
Shareholders’ equity —
As recorded	2,765,717	2,765,717	2,550,717	2,550,717
Hypothetical	3,504,199	2,027,235	3,222,045	1,879,388

     The 50% hypothetical changes in market values assumed in preparing the tables do not reflect what could be considered best- or worst-case scenarios. Actual results could be much worse or better due both to the nature of equity markets and the aforementioned concentration existing in Wesco’s equity investment portfolio.
INTEREST RATE RISK
     Wesco’s consolidated balance sheet at December 31, 2010 contained $473 million of cash and cash equivalents and $235 million of securities with fixed maturities. Consequently, market value risks with respect to changing interest rates were not considered significant at December 31, 2010.
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
FOREIGN CURRENCY RISK
     Wesco’s participation in the Swiss Re contract beginning in 2008 has subjected Wesco to foreign currency risk inasmuch as more than half of the business assumed by NICO under the contract is denominated in currencies other than U.S. dollars. In addition, CORT’s new U.K.-based subsidiary also subjects Wesco to foreign currency risk, although the volume of business conducted in the U.K. is not significant. Otherwise, Wesco’s foreign currency risk is limited principally to that of its investees.
* * * *

FORWARD-LOOKING STATEMENTS
     Certain written or oral representations of management stated in this annual report or elsewhere constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the statement as to the expected closing of the merger with Berkshire. as contrasted with statements of historical fact. Forward-looking statements include statements which are predictive in nature, or which depend upon or refer to future events or conditions, or which include words such as expects, anticipates, intends, plans, believes, estimates, may, or could, or which involve hypothetical events. Forward-looking statements are based on information currently available and are subject to various risks and uncertainties that could cause actual events or results to differ materially from those characterized as being likely or possible to occur. Such statements should be considered judgments only, not guarantees, and Wesco’s management assumes no duty, nor has it any specific intention, to update them.
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported in Item 1A, Risk Factors, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business. Special consideration should also be given to the pending merger transaction between Berkshire and Wesco described in Item 1, Business. There can be no assurance that the merger will actually be consummated.
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

Financial Statement Schedule	Schedule Number	Page Number(s)
Condensed financial information of Wesco — December 31, 2010 and 2009, and years ended December 31, 2010, 2009 and 2008	I	70-71

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable, as there were no such changes or disagreements.
Item 9A. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of Wesco’s management, including Charles T. Munger, its Chief Executive Officer and Jeffrey L. Jacobson, its Chief Financial Officer, of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Messrs. Munger and Jacobson concluded that Wesco’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Wesco in reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Wesco’s management, including Messrs. Munger and Jacobson, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in Wesco’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Wesco’s internal control over financial reporting.
     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Wesco’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13A-5(f) under the Exchange Act. The internal control system of Wesco and its subsidiaries is designed to provide reasonable assurance regarding the preparation and fair presentation of Wesco’s published consolidated financial statements. Under the supervision and with the participation of our management, including Charles T. Munger, our principal executive officer, and Jeffrey L. Jacobson, our principal financial officer, we conducted an evaluation of the effectiveness of Wesco’s internal control over financial reporting as of December 31, 2010 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that Wesco’s internal control over financial reporting was effective as of December 31, 2010.
     Wesco’s independent registered public accounting firm has audited our internal control over financial reporting as of December 31, 2010. Its report begins on Page 48.
WESCO FINANCIAL CORPORATION
Pasadena, California
February 25, 2011
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
     Set forth below for each Wesco Director is his or her principal occupation, business experience during at least the past five years, age, and certain other information.
CHARLES T. MUNGER, age 87, has been a Director since 1973, and Chairman of the Board and Chief Executive Officer of Wesco since 1984. He has also served Wesco as President since May 2005. He has been Chairman of the Board of Blue Chip Stamps (“Blue Chip”) since 1976, and its president since February 2011, having joined its board in 1969; Blue Chip, the parent of Wesco, is engaged in the trading stamp business. Since 1978, Mr. Munger has been Vice Chairman of Berkshire, the parent of Blue Chip; Berkshire is engaged in the property and casualty insurance business and many other diverse businesses. Mr. Munger has been Chairman of the Board of Daily Journal Corporation, a publisher of specialty newspapers primarily in California, since 1977. He also has been a director of Costco Wholesale Corporation, which operates a large chain of membership warehouses, since 1997.
     Wesco benefits from Mr. Munger’s leadership for numerous reasons, not the least of which are his experience and ability as a successful investor, close working relationship with Warren E. Buffett, familiarity with the reinsurance activities of the Berkshire Insurance Group, in which Wesco’s insurance subsidiary is periodically offered certain opportunities to participate, and his focus on creating long-term growth in shareholder value.
CAROLYN H. CARLBURG, age 64, has been a Director since 1991. Since 2005, she has been Chief Executive Officer of AIDS Research Alliance of America, Inc., a non-profit, national research organization which collaborates with scientists, universities and researchers worldwide. She is also an ex officio member of that organization’s board of directors. From 2001 until 2005, Ms. Carlburg was engaged in the practice of law under her own name and specialized in land use matters and business litigation. From 1997 until July 2001, she was Executive Director of the Center for Community & Family Services, Inc. Prior thereto, she practiced law under the name Carolyn H. Carlburg & Associates.
     Wesco benefits from Ms. Carlburg’s experience as an attorney and her almost two decades of service as a director. In addition, her experience as the leader of two non-profit organizations has contributed to her effectiveness as the leader of Wesco’s Audit Committee as well as the committee of independent Wesco Directors appointed by Wesco’s Board in September 2010 to evaluate the proposal from Berkshire to acquire the remaining 19.9% of the shares of Wesco common stock that it does not presently own, as more fully described in Item 1, Business, above (the “Special Committee”).
ROBERT E. DENHAM, age 65, has been a Director since 2000. He is a partner of Munger, Tolles & Olson LLP, a law firm which renders legal services for Wesco, Berkshire, and certain of their affiliates. In 1998, he rejoined that firm, with which he had been associated for twenty years, after serving Salomon Inc, a former investee of Berkshire, Wesco and several of their subsidiaries, in the following capacities: 1992 to 1997, Chairman and Chief Executive Officer of Salomon Inc; 1991 and 1992, general counsel of Salomon Inc and its investment banking subsidiary, Salomon Brothers. Mr. Denham has also been a director of Chevron Corporation, an international energy company, since 2004; Fomento Economico Mexicano, S.A. de C.V., a beverage and convenience store company, since 2001; and The New York Times Company, a media company, since 2008. He was also a director of Lucent Technologies, Inc., a telecommunications equipment manufacturer, from 2002 and of its successor by merger, Alcatel-Lucent, from 2006 through 2009.

     Mr. Denham has a significant amount of experience as a director of various public companies, and Wesco benefits from his knowledge of other companies’ practices. Mr. Denham also contributes through his experience as a business lawyer and as a chief executive officer, and through his financial and accounting experience, which includes five years as chairman of the Financial Accounting Foundation.
ROBERT T. FLAHERTY, age 73, has been a Director since 2003. He is engaged in personal investments. From 1983 through 1996, he served as President of Flaherty & Crumrine Incorporated, a registered investment and commodities trading advisor. In addition, he served as a director of Flaherty & Crumrine Incorporated until 2002; he retired from that company in 2003. During his affiliation with Flaherty & Crumrine Incorporated, Mr. Flaherty also served as Chairman, President and Chief Executive Officer of three publicly traded closed-end investment companies managed by that firm.
     Mr. Flaherty’s extensive investment management experience is of substantial value to Wesco, which maintains a sizable investment portfolio. Mr. Flaherty also has an MBA and is a Chartered Financial Analyst. His experience and education have contributed to his effectiveness as a member of Wesco’s Audit Committee as well as its Special Committee.
PETER D. KAUFMAN, age 56, has been a Director since 2003. He is Chairman and Chief Executive Officer of Glenair, Inc., a privately held manufacturer of electrical and fiber optic components and assemblies for the aerospace industry. He has served in various capacities at that company since 1977. Mr. Kaufman has also been a director of Daily Journal Corporation since 2006.
     Mr. Kaufman has many years of practical experience as a chief executive officer, and he specializes in fostering a business culture that motivates and retains exceptional employees. His background in accounting also makes him a valuable member of Wesco’s Audit Committee.
ELIZABETH CASPERS PETERS, age 84, has been a Director since 1959 except for the period 1961 to 1967. She is engaged in personal investments.
     Ms. Peters has served on Wesco’s board of directors for more than 40 years. Her long-time service provides important knowledge of Wesco’s operations and corporate history and contributes to her effectiveness as a member of Wesco’s Special Committee.
EXECUTIVE OFFICERS
     In addition to Mr. Munger, Wesco has three executive officers, who are listed below. All officers are elected by Wesco’s Board to serve for the twelve-month period following Wesco’s annual meeting of shareholders or until their successors have been elected and qualified. Set forth below for each executive officer other than Mr. Munger is his principal occupation, business experience during at least the past five years, age, and certain other information.
JEFFREY L. JACOBSON, age 63, has served as Vice President and Chief Financial Officer of Wesco since 1984. He has served MS Property Company, a wholly owned Wesco subsidiary, as Vice President and Chief Financial Officer since 1993, and as a director since 2005. He has served in various financial and other offices of Blue Chip since joining it in 1977 — currently he is Vice President and Chief Financial Officer — and has served as a Blue Chip director since 1987.

ROBERT E. SAHM, age 83, has, since 1971, served Wesco as Vice President in charge of building management and, ultimately, all real estate operations; prior thereto, he served as Building Manager from 1967. Since 2005, he has served MS Property Company as President and, from 1993 to 2005, as Senior Vice President in charge of property management, development and sales. He has served as a director of MS Property since 1993.
CHRISTOPHER M. GRECO, age 33, has served Wesco as Treasurer since 2005. He has also served MS Property as Executive Vice President since 2008 and, prior thereto, as Treasurer, since 2005. He has also served Blue Chip as Treasurer since 2005 and as a director since February 2011. Previously, he was employed by PriceWaterhouseCoopers, providing audit, tax-related and business consulting services to publicly traded and privately owned companies, and other clients of that accounting firm.
STANDING BOARD COMMITTEES
     Wesco has a standing audit committee (“Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act that is responsible for assisting the Board in fulfilling its responsibilities as they relate to Wesco’s accounting policies, internal controls and financial reporting practices. The members of the Audit Committee are Carolyn H. Carlburg (Chair), Robert T. Flaherty and Peter D. Kaufman. The Board has determined that each of these Directors is independent in accordance with NYSE Amex listing standards, and with Rule 10A-3 promulgated under the Exchange Act. The Board has determined that Messrs. Flaherty and Kaufman are each “audit committee financial experts” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act. The Audit Committee’s charter is available at www.wescofinancial.com.
     The Audit Committee is the only standing committee of the Board. Wesco does not have a nominating committee or a compensation committee.
SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires Wesco’s executive officers and Directors, and persons who own more than ten percent of Wesco’s outstanding capital stock, to file reports of ownership and changes in ownership with the SEC. Copies of all such Section 16(a) reports must be furnished to Wesco.
     Based solely on its review of the copies of such Section 16(a) reports received by it, and representations from certain persons subject to Section 16(a) reporting that no such reports were required to be filed, Wesco believes that its executive officers, Directors, and beneficial owners of more than ten percent filed all such required reports on a timely basis during 2010.
CODE OF BUSINESS CONDUCT AND ETHICS
     Wesco has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its Directors, officers and employees and those of its subsidiaries. A copy of the Code may be accessed through Wesco’s website, www.wescofinancial.com.

Item 11. Executive Compensation
DIRECTOR COMPENSATION
     Directors who are not officers receive fees totaling $9,000 per year, plus $750 for each special meeting of the Board which they attend. The chair of the Audit Committee receives an additional $9,000 per year, and each other member of the Audit Committee receives $750 for each Audit Committee meeting attended. Mr. Munger does not receive any compensation for serving as a Director. In addition, as described above, a Special Committee of independent Directors was formed to evaluate the Berkshire Offer. Based on the Board’s recommendation, retainers were paid to the members of the Special Committee as follows: $50,000 to Ms. Carlburg, Chair, and $25,000 each to Mr. Flaherty and Ms. Peters.
     Wesco’s directors do not participate in any equity plans, deferred compensation arrangements, non-equity incentive plans, pensions or other arrangements. All compensation is paid in cash and is disclosed in the table.

Name	Cash Fees
Carolyn H. Carlburg	$69,500	(1,2)
Robert E. Denham	10,500
Robert T. Flaherty	38,500	(2,3)
Peter D. Kaufman	13,500	(3)
Elizabeth Caspers Peters	38,500	(2)

(1)	Includes $9,000 paid to Ms. Carlburg as chair of the Audit Committee.

(2)	Includes retainers paid to Special Committee members early in 2011.

(3)	Includes fees of $3,000 each, paid to Messrs. Flaherty and Kaufman as members of the Audit Committee, representing $750 for each of four meetings they attended.
COMPENSATION DISCUSSION AND ANALYSIS
     Wesco is a holding company with no employees of its own. Accordingly, Wesco’s program of executive compensation is believed different from most public corporations’ programs. Messrs. Munger, Jacobson and Greco are not employees of Wesco or a Wesco subsidiary (together, the “Wesco Group”); nor are they or have they been remunerated directly by any member of the Wesco Group for their services. All three have been employed by Blue Chip, are its directors, and Mr. Munger is chairman of its board.
     The Wesco Group reimburses Blue Chip for the services of Messrs. Jacobson and Greco based on Blue Chip’s cost of their compensation, including related taxes, benefits and perquisites, and an estimate of the relative time each individual has devoted to the business of each company.
     In determining the allocation to the Wesco Group, Blue Chip’s actual cost is simply multiplied by the percentage of time Messrs. Jacobson and Greco estimate in good faith that they devote to the business of the Wesco Group. In 2010, those percentages were approximately 91.5% for Mr. Jacobson and 97% for Mr. Greco. Nothing else is considered by Mr. Munger or by Wesco’s Board in the determination and approval of the amounts reimbursed to Blue Chip, except that, in 2010 and 2009, in recognition of the extraordinary services provided by Mr. Greco in connection with MS Property’s development of a multi-story luxury condominium building, Mr. Munger proposed, and the Boards of Wesco and MS Property authorized, that MS Property reimburse Blue Chip for special $50,000 bonuses to Mr. Greco.
     Mr. Jacobson has primary responsibility for all aspects of accounting, financial reporting, and income tax reporting for Blue Chip, Wesco and MS Property. He also performs the other duties typical of chief financial officers on behalf of each of these companies.
     Mr. Greco assists Mr. Jacobson with respect to accounting, financial reporting and income tax reporting, and has hands-on responsibility for the Sarbanes-Oxley-required documentation and testing of internal control over financial reporting at the Wesco parent company level, and, ultimately, for the testing of internal control over financial reporting for the Wesco Group. He is also directly responsible for Wesco’s internal audit function, from the parent company perspective, and he has had primary responsibility for the management and marketing of MS Property’s multi-story luxury condominium development.
     Mr. Munger determines the level of compensation of Blue Chip’s executive officers using subjective factors, including individual performance, changes in responsibility and inflation. The profitability of Blue Chip is not considered in setting its executives’ compensation. Wesco and its subsidiaries do not reimburse Blue Chip for Mr. Munger’s services. Wesco’s Board, at least annually, reviews and approves the compensation of, or any reimbursement to Blue Chip for, Wesco’s executive officers based on the recommendations of Mr. Munger.
     The sharing of executives, as well as the allocation of their compensation among Blue Chip and the Wesco Group, was the product of evolution. Mr. Jacobson had been involved in the financial reporting for Blue Chip as an auditor with Price Waterhouse beginning in 1969, and then as an employee of Blue Chip beginning in 1977. He has also been involved in the development of consolidated Wesco financial information for inclusion in the consolidated financial reporting of Blue Chip, when it was a publicly owned company until mid-1983, and of Berkshire, since approximately the mid-1970s. Throughout the early 1980s, he had assumed increasing responsibilities for the financial and income tax reporting for Wesco and its savings and loan subsidiary, in addition to his similar responsibilities for Blue Chip.
     In 1984, Mr. Munger, Chairman and CEO and president of Blue Chip, as well as a Wesco Director, became Chairman and CEO of Wesco and of its savings and loan subsidiary, and Mr. Jacobson was appointed Chief Financial Officer of Wesco and the savings and loan subsidiary. He also retained his financial reporting responsibilities for Blue Chip, and Blue Chip began to apportion the cost of Mr. Jacobson’s compensation and benefits to Wesco and its subsidiary.
     When Mr. Greco was hired, because Wesco did not and still does not have any employees of its own, he logically became an employee of Blue Chip just like Mr. Jacobson.
     No tax considerations have been taken into account in the structuring of Wesco’s executive compensation or in the allocation of such compensation among Blue Chip and the Wesco Group, and no outside compensation consultants have been used. Wesco has no equity plans, deferred compensation arrangements, non-equity incentive or pension plans for its executive officers. Neither the profitability of Wesco nor the market price of Wesco’s stock is considered in setting executive compensation.
     Factors considered by Mr. Munger in setting the level of remuneration of Mr. Sahm, who is employed by a member of the Wesco Group and not Blue Chip, are typically subjective and include his performance, changes in responsibilities and inflation.

BOARD OF DIRECTORS REPORT ON COMPENSATION
     The Board reviewed and discussed the Compensation Discussion and Analysis section with Wesco management and, based on such review and discussion, recommended that the Compensation Discussion and Analysis be included in this Form 10-K Annual Report.

     Submitted by Wesco’s Board of Directors: Charles T. Munger, Carolyn H. Carlburg, Robert E. Denham, Robert T. Flaherty, Peter D. Kaufman and Elizabeth Caspers Peters.
COMPENSATION OF EXECUTIVE OFFICERS
The following table shows compensation paid by the Wesco Group to Wesco’s executive officers for the years ended December 31, 2010, 2009 and 2008.(1)

		Annual Compensation
				All
Name and Capacity in Which Served	Year	Salary(2)	Bonus(3)	Other(4)	Total
Charles T. Munger — Chairman of the Board,	2010	$—	$—	$—	$—
President and Chief Executive Officer of Wesco	2009	—	—	—	—
	2008	—	—	—	—
Jeffrey L. Jacobson — Vice President and Chief Financial	2010	294,000	—	—	294,000	_
Officer of Wesco and MS Property Company	2009	276,600	—	—	276,600
	2008	286,000	—	—	286,000
Robert E. Sahm — Vice President of Wesco and	2010	244,800	20,400	12,441	277,641
President of MS Property Company	2009	242,400	20,400	14,865	277,665
	2008	235,200	20,000	20,822	276,022
Christopher M. Greco — Treasurer of Wesco and	2010	266,000	—	—	266,000
Executive Vice President of MS Property Company	2009	256,400	—	—	256,400
	2008	177,600	—	—	177,600

(1)	Wesco has no equity plans, deferred compensation arrangements, non-equity incentive or pension plans for its executive officers.

(2)
Messrs. Munger, Jacobson and Greco have been employees of, and compensated by, Blue Chip but have spent a portion of their time on the activities of Wesco and its subsidiaries. The figures shown in this column for Messrs. Jacobson and Greco represent amounts paid to Blue Chip by Wesco or its subsidiaries for their services. Blue Chip has not been compensated by Wesco or its subsidiaries for Mr. Munger’s services. Mr. Munger was paid a total of $100,000 annually by Blue Chip for 2010, 2009 and 2008. Mr. Sahm is compensated by MS Property Company.

(3)	Mr. Sahm’s bonus is based on a length-of-service formula applicable to all employees of MS Property Company and is equal to one month’s salary.

(4)	Represents the value of company-owned automobile and club dues paid by MS Property.
BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION
     Charles T. Munger, Chairman of the Board, President and Chief Executive Officer of Wesco, is also Chairman of the Board and president of Blue Chip and Vice Chairman of the Board of Berkshire. Jeffrey L.

Jacobson, Vice President and Chief Financial Officer of Wesco, and Christopher M. Greco, Treasurer of Wesco, are also a directors of Blue Chip and serve Blue Chip as Vice President and Chief Financial Officer, and Treasurer, respectively. Mr. Munger participated in discussions of Wesco’s Board regarding executive officer compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Wesco’s capital stock is the only class of its outstanding stock, with a total of 7,119,807 shares outstanding. Blue Chip, a wholly owned subsidiary of Berkshire, owns 5,703,087 shares (80.1%) of Wesco capital stock. Blue Chip is the only organization or individual known to Wesco’s management to own beneficially 5% or more of its outstanding shares. Warren E. Buffett, Chairman of the Board and Chief Executive Officer of Berkshire, may be deemed to be in control of Berkshire, and Mr. Buffett, as well as Berkshire, may be deemed to be in control of Blue Chip and Wesco. Charles T. Munger, Chairman of the Board and President of Wesco, is also Vice Chairman of the Board of Berkshire. Mr. Munger consults with Mr. Buffett with respect to Wesco’s investment decisions and major capital allocations. Berkshire has two classes of common stock, designated Class A and Class B. Beneficial ownership as of February 15, 2011 of Wesco capital stock and Berkshire common stock by Blue Chip and by all Wesco Directors and executive officers who own shares is set forth below.

	Wesco Capital Stock			Berkshire Class A Stock		Berkshire Class B Stock
	Amount and Nature			Amount and Nature		Amount and Nature
	of Beneficial		Percent	of Beneficial	Percent	of Beneficial		Percent
Name	Ownership(1)		of Class	Ownership(1)	of Class	Ownership(1)		of Class
Blue Chip Stamps	5,703,087	(2)	80.1%	—	—	—		—
Carolyn H. Carlburg	—		—	—	—	550		*
Robert E. Denham	1,270	(3)	*	60 (4)	*	9,250	(4)	*
Robert T. Flaherty	—		—	147	*	—		*
Peter D. Kaufman	1,000		*	—	—	2,300	(5)	*
Charles T. Munger	—		—	6,403	*	750		*
Elizabeth Caspers Peters	66,843	(6)	*	—	—	—		—
Christopher M. Greco	—		—	—	—	250	(7)	*
Jeffrey L. Jacobson	—		—	2	*	7,320	(8)	*
Robert E. Sahm	3,150		*	—	—	2,000		*
All directors and executive officers as a group	72,263	(2,3,6,9)	1.0	6,612 (4)	*	22,420	(4,5,7,8)	*

*	Less than 1%.

(1)
Beneficial owner has sole voting and investment power, except as indicated. With respect to Berkshire shares, each share of Class A stock is convertible into one thousand five hundred shares of Class B stock at the option of the shareholder. As a result, pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, a shareholder is deemed to have beneficial ownership of the shares of Class B stock which such shareholder may acquire upon conversion of the Class A stock. In order to avoid overstatement in this table, the amount of Class B stock beneficially owned does not take into account such shares of Class B stock which may be acquired upon conversion of shares of Class A stock held by a shareholder. The percentage of outstanding Class B stock is based on the total number of shares of Class B stock outstanding as of February 15, 2011 and does not take into account shares of Class B stock which may be issued upon conversion of Class A stock.

(2)
Voting and investment power may be deemed to be controlled by Berkshire and Warren E. Buffett by virtue of the relationships described above. Blue Chip’s principal executive offices are located at 301 East Colorado Boulevard, Suite 300, Pasadena, California 91101-1901. Berkshire’s principal executive offices are located at 3555 Farnam Street, Omaha, Nebraska 68131, which is also Mr. Buffett’s principal address.

(3)	Includes 270 shares held by Mr. Denham’s spouse, as to which Mr. Denham disclaims beneficial ownership.

(4)
Includes 20 Class A shares and 1,750 Class B shares as to which Mr. Denham has shared beneficial ownership by virtue of a power of attorney, allowing Mr. Denham investment power but with respect to which he has no voting power. Also includes 5,250 Class B shares as to which Mr. Denham has voting and investment power but with respect to which he has no economic interest.

(5)	Represents shares held by Mr. Kaufman’s spouse, as to which Mr. Kaufman disclaims beneficial ownership.

(6)	Includes 16,843 shares held by a trust of which Mrs. Peters is co-trustee with her children and income beneficiary.

(7)	Includes 50 shares held by Mr. Greco’s spouse, as to which Mr. Greco disclaims beneficial ownership.

(8)
Includes 1,050 shares held jointly by Mr. Jacobson and his spouse as to which Mr. Jacobson has shared voting and investment power and 300 shares as to which he has shared voting and investment power but with respect to which he has no economic interest.

(9)	Does not include the 5,703,087 shares (80.1%) held by Blue Chip, of which Charles T. Munger, Jeffrey L. Jacobson and Christopher M. Greco are directors and executive officers.
Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PERSON TRANSACTIONS
     Wesco-Financial Insurance Company (“Wes-FIC”), a wholly owned subsidiary of Wesco, is headquartered in Omaha, Nebraska, where its business is administered by employees of wholly owned insurance subsidiaries of Berkshire. From time to time, Berkshire has offered to Wes-FIC, and Wes-FIC (with Wesco’s concurrence) has accepted, retrocessions of portions of reinsurance contracts under arrangements described above on page 4. Wesco’s and Wes-FIC’s boards believe all such retrocessions have been entered into at terms more favorable than Wes-FIC could have obtained elsewhere. In 2010, written premiums of $271,717,000 were retroceded to Wes-FIC by insurance subsidiaries of Berkshire. Kansas Bankers Surety Company (“KBS”), wholly owned by Wes-FIC, is supervised by Berkshire subsidiaries. For several years, two Berkshire subsidiaries have provided reinsurance for KBS at rates believed to be market prices. In 2010, premiums of $211,000 were ceded to Berkshire subsidiaries, no reinsured losses were allocated to them, and $821,000 of losses which had been reinsured by them in prior years were recovered and repaid to them.
     Robert T. Flaherty, a Wesco Director, owns a significant portion of the stock of Flaherty & Crumrine Incorporated, which leases office space in the commercial office building owned by Wesco’s MS Property Company subsidiary. Terms of the lease are believed by Wesco’s management to be within the general market range for such third-party leases. Wesco’s subsidiary received $121,000 under the lease during 2010.
     Pursuant to a written policy, Wesco’s Audit Committee must ratify or reject any transaction or proposed transaction in which Wesco is a participant if the amount involved exceeds $120,000 and a “related person” is also a participant, as that term is defined by the federal securities laws. The transactions with Berkshire and its subsidiaries described above were ratified by Wesco’s Audit Committee. The lease with Flaherty & Crumrine Incorporated was also ratified by Wesco’s Audit Committee (with Mr. Flaherty abstaining from the vote).
DIRECTOR INDEPENDENCE
     Because 80.1% of Wesco’s capital stock is owned by Blue Chip, the Board has determined that Wesco is a “controlled company” within the meaning of Section 801 of the listing standards of the NYSE Amex, on which Wesco’s shares are traded. Controlled companies are exempted from a number of the NYSE Amex listing standards, including the requirement to have a majority of independent directors and the requirement to have director nominees selected by a nominating committee comprised entirely of independent directors or by a majority of the independent directors. Controlled companies are also exempt from the requirement to have the compensation of the issuer’s officers determined by a compensation committee comprised solely of independent directors or by a majority of the independent directors.
     Nonetheless, the Board has affirmatively determined that Carolyn H. Carlburg, Robert T. Flaherty, Peter D. Kaufman and Elizabeth Caspers Peters are “independent” as defined in Section 803A of the NYSE Amex listing standards.
Item 14. Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     Wesco’s consolidated financial statements are required to be included in the consolidated financial statements of its 80.1% parent, Berkshire. Accordingly, to facilitate the efficient examination of the statements of both companies, Wesco’s Audit Committee, effective with the year 2004, delegated to Berkshire’s audit committee authority to select a public accounting firm to audit Wesco’s consolidated financial statements, subject to ratification by Wesco’s Audit Committee. Deloitte & Touche LLP (“Deloitte”) was selected by Berkshire’s audit committee for 2010 and the appointment was ratified by Wesco’s Audit Committee.
     Audit Fees. In 2010, Berkshire allocated to Wesco $447,930, representing Wesco’s share of billings by Deloitte for the audits of the 2010 consolidated financial statements of Berkshire and all of its subsidiaries, including Wesco and its subsidiaries. Such services included testing required by the Sarbanes-Oxley Act of 2002, as well as reviews of the financial statements included in Wesco’s Quarterly Reports to the SEC on Form 10-Q for 2010. In 2009, Berkshire allocated to Wesco $508,760 for Deloitte’s audit services.
     Audit-Related Fees. There were no other audit-related fees billed by Deloitte or allocated by Berkshire in 2010 or 2009.
     Tax Fees. There were no fees billed by Deloitte or allocated by Berkshire in either 2010 or 2009 for tax compliance, tax advice or tax planning for Wesco or its subsidiaries.
     All Other Fees. There were no fees billed by Deloitte or allocated by Berkshire in either 2010 or 2009 other than those set forth above.
     Audit Fees Pre-approval Policy. Beginning in 2004, Wesco’s Audit Committee delegated to Berkshire’s audit committee authority to pre-approve other audit and non-audit services for Wesco that are to be performed by the independent registered public accounting firm that audits Berkshire and its subsidiaries, including Wesco and its subsidiaries. Berkshire’s pre-approval policy requires that Berkshire’s audit committee pre-approve all services the independent registered public accounting firm provides, including audit services, audit-related services, tax and other services. Some services have a general pre-approval. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Berkshire audit committee considers a different period and states otherwise. Berkshire’s audit committee will annually review and pre-approve the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval. It will revise the list of general pre-approved services from time to time, based on subsequent determinations. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by Berkshire’s audit committee. Wesco has been informed that all services performed by Deloitte in 2010 on behalf of Wesco and its subsidiaries were pre-approved in accordance with the pre-approval policy adopted by Berkshire’s audit committee, and Wesco’s Audit Committee has ratified all such pre-approvals.
Item 15. Exhibits and Financial Statement Schedules
     The following exhibits (listed by numbers corresponding to Table 1 of Item 601 of Regulation S-K) are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:
     2 – Agreement and Plan of Merger by and among Berkshire Hathaway Inc., Montana Acquisitions, LLC and Wesco Financial Corporation, dated February 4, 2011 (filed as exhibit 2.1 to Wesco’s Form 8-K dated February 7, 2011 – Commission File No. 1-4720)
     3a — Articles of Incorporation of Wesco (filed as exhibit 3a to Wesco’s Form 10-K for the year ended December 31, 1999) and Bylaws of Wesco (filed as exhibit 3.2 to Wesco’s Form 8-K dated December 5, 2007 — Commission File No. 1-4720)
     21 — List of subsidiaries
     31(a) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
     31(b) — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
     32(a) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)
     32(b) — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)
     Instruments defining the rights of holders of long-term debt of Wesco and its subsidiaries are not being filed since the total amount of securities authorized by all such instruments does not exceed 10% of the total assets of Wesco and its subsidiaries on a consolidated basis as of December 31, 2010. Wesco hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.
     The index to financial statements and related schedules set forth in Item 8 of this report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION

By:	/s/ Charles T. Munger
	Charles T. Munger	February 25, 2011
Chairman of the Board and President (principal executive officer)

By:	/s/ Jeffrey L. Jacobson
	Jeffrey L. Jacobson	February 25, 2011
Vice President and Chief Financial Officer
(principal financial and accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carolyn H. Carlburg
Carolyn H. Carlburg	February 25, 2011
Director

/s/ Robert E. Denham
Robert E. Denham	February 25, 2011
Director

/s/ Robert T. Flaherty
Robert T. Flaherty	February 25, 2011
Director

/s/ Peter D. Kaufman
Peter D. Kaufman	February 25, 2011
Director

/s/ Charles T. Munger
Charles T. Munger	February 25, 2011
Director

/s/ Elizabeth Caspers Peters
Elizabeth Caspers Peters	February 25, 2011
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Wesco Financial Corporation
Pasadena, California
     We have audited the accompanying consolidated balance sheets of Wesco Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wesco Financial Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCH LLP
Omaha, Nebraska
February 25, 2011

WESCO FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands except for amounts per share)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$472,569	$273,671
Investments —
Securities with fixed maturities	235,193	229,872
Equity securities	2,272,253	2,065,627
Accounts receivable	37,191	37,983
Receivable from affiliates	170,852	173,476
Rental furniture	177,680	177,793
Goodwill of acquired businesses	277,514	277,590
Other assets	148,692	165,414

	$3,791,944	$3,401,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$371,805	$290,375
Unaffiliated business	36,579	53,091
Unearned insurance premiums —
Affiliated business	112,019	110,477
Unaffiliated business	9,545	11,516
Deferred furniture rental income and security deposits	8,269	11,846
Accounts payable and accrued expenses	73,500	54,537
Notes payable	51,200	28,200
Income taxes payable, principally deferred	363,310	290,667

Total liabilities	1,026,227	850,709

Shareholders’ equity — Capital stock, $1 par value — authorized, 7,500,000 shares; issued and outstanding, 7,119,807 shares	7,120	7,120
Additional paid-in capital	26,204	26,204
Accumulated other comprehensive income	437,365	282,900
Retained earnings	2,295,028	2,234,493

Total shareholders’ equity	2,765,717	2,550,717

	$3,791,944	3,401,426

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands except for amounts per share)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Furniture rentals	$309,439	$312,234	$340,162
Sales and service revenues	106,278	106,342	130,753
Insurance premiums earned —
Affiliated business	272,223	307,560	218,094
Unaffiliated business	12,294	15,661	19,870
Dividend and interest income	75,807	67,458	79,079
Realized, net investment gains	6,541	—	7,006
Other-than-temporary impairment losses on investments	(21,021)	—	—
Other	4,142	4,076	3,990

	765,703	813,331	798,954

Costs and expenses:
Cost of products and services sold	124,245	130,992	149,319
Insurance losses and loss adjustment expenses —
Affiliated business	182,925	198,853	151,308
Unaffiliated business	(2,669)	14,454	20,892
Insurance underwriting expenses —
Affiliated business	82,059	92,857	63,156
Unaffiliated business	5,525	5,946	7,135
Selling, general and administrative expenses	281,929	305,934	300,231
Interest expense	504	641	1,798

	674,518	749,677	693,839

Income before income taxes	91,185	63,654	105,115
Income taxes	18,973	9,581	22,999

Net income	$72,212	$54,073	$82,116

Amounts per capital share based on 7,119,807 shares outstanding throughout each year:
Net income	$10.14	$7.59	$11.53
Cash dividends	1.64	1.58	1.54

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$72,212	$54,073	$82,116
Adjustments to reconcile net income with net cash flows from operating activities —
Gross profit on sale of rental furniture	(17,964)	(20,755)	(22,447)
Realized investment gains, net	(6,541)	—	(7,006)
Other-than-temporary impairment losses	21,021	—	—
Depreciation and amortization	46,595	55,500	49,574
Change in liabilities for insurance losses and loss adjustment expenses —
Affiliated business	81,430	125,951	124,737
Unaffiliated business	(16,512)	2,247	(3,314)
Change in unearned insurance premiums —
Affiliated business	1,542	15,933	79,503
Unaffiliated business	(1,971)	(1,735)	(1,974)
Change in receivable from affiliates	7,177	(40,080)	(96,725)
Change in income taxes payable	(11,080)	(9,410)	4,953
Other, net	9,392	12,134	(16,767)

Net cash flows from operating activities	185,301	193,858	192,650

Cash flows from investing activities:
Purchases of securities with fixed maturities	(13,123)	(208,269)	—
Purchases of equity securities	—	—	(349,071)
Purchases of rental furniture	(69,525)	(45,385)	(74,572)
Proceeds from redemptions and maturities of securities with fixed maturities	14,782	8,639	7,402
Proceeds from sales of rental furniture	51,075	61,192	61,800
Proceeds from sales of equity securities	11,394	—	60,203
Change in condominium construction in process	18,734	(5,420)	(28,510)
Acquisitions of businesses, net of cash acquired	(4,631)	(878)	(81,428)
Other, net	(6,384)	(4,333)	(8,863)

Net cash flows from investing activities	2,322	(194,454)	(413,039)

Cash flows from financing activities:
Borrowings under revolving credit facility	124,100	45,100	87,200
Repayments under revolving credit facility	(101,100)	(57,300)	(84,000)
Payment of cash dividends	(11,677)	(11,249)	(10,965)

Net cash flows from financing activities	11,323	(23,449)	(7,765)

Effect of foreign currency exchange rate changes	(48)	73	(925)

Change in cash and cash equivalents	198,898	(23,972)	(229,079)
Cash and cash equivalents — beginning of year	273,671	297,643	526,722

Cash and cash equivalents — end of year	$472,569	$273,671	$297,643

Supplementary disclosures
Interest paid during year	$318	$713	$1,744
Income taxes paid, net, during year	30,017	19,133	17,960

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Capital stock:
Balance at beginning and end of year	$7,120	$7,120	$7,120

Additional paid-in capital:
Balance at beginning and end of year	$26,204	$26,204	$26,204

Retained earnings:
Balance at beginning of year	$2,234,493	$2,191,669	$2,120,518
Net income	72,212	54,073	82,116
Cash dividends declared and paid	(11,677)	(11,249)	(10,965)

Balance at end of year	$2,295,028	$2,234,493	$2,191,669

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) of investments, net	$224,034	$198,917	$(341,277)
Applicable income taxes	(78,579)	(69,526)	119,474
Reclassification of investment appreciation (depreciation) in net earnings, including other-than-temporary impairment	14,480	—	(7,006)
Applicable income taxes	(5,068)	—	2,452
Foreign currency translation adjustments	(618)	1,434	(2,687)
Applicable income taxes	216	(688)	790

Other comprehensive income (loss)	154,465	130,137	(228,254)
Accumulated other comprehensive income at beginning of year	282,900	152,763	381,017

Accumulated other comprehensive income at end of year	$437,365	$282,900	$152,763

Comprehensive income (loss):
Net income	$72,212	$54,073	$82,116
Other comprehensive income (loss)	154,465	130,137	(228,254)

Total comprehensive income (loss)	$226,677	$184,210	$(146,138)

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
Note 1.  Significant Accounting Policies and Practices
Nature of operations, basis of consolidation, and presentation
     Wesco Financial Corporation (“Wesco”) is an 80.1% indirectly owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”). Wesco is a holding company. Its consolidated financial statements include the accounts of Wesco and its subsidiaries, all wholly owned. Its principal subsidiaries are Wesco-Financial Insurance Company (“Wes-FIC”), The Kansas Bankers Surety Company (“KBS”), CORT Business Services Corporation (“CORT”) and Precision Steel Warehouse, Inc. (“Precision Steel”). Further information regarding these businesses is contained in Note 13. Intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.
     In 2008, 2009 and 2010, CORT made a few minor acquisitions in select markets in an effort to increase market share. The fair values of the assets acquired and liabilities assumed are included in the accompanying consolidated financial statements from dates of acquisition.
     The operations of Wes-FIC are managed by Berkshire’s subsidiary, National Indemnity Company (“NICO”). Historically, a significant part of Wes-FIC’s insurance business has derived from contracts with NICO and other wholly owned insurance subsidiaries of Berkshire, herein referred to as the “Berkshire Insurance Group”. Terms of Wes-FIC’s participation in the insurance contracts are identical to those by which the other Berkshire Insurance Group members participate, except as to the relative percentages of their participation in the various contracts. Financial data appearing in the accompanying consolidated financial statements relative to business with the Berkshire Insurance Group is designated as affiliated business.
     Wes-FIC significantly increased its reinsurance activities effective at the beginning of 2008, when it entered into a retrocession agreement with NICO, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates (“Swiss Re”). Under this arrangement, Wes-FIC has assumed 2% part of NICO’s 20% quota share reinsurance of all Swiss Re property-casualty risks incepting over the five-year period ending December 31, 2012 on the same terms as NICO’s agreement with Swiss Re. Wes-FIC recorded written premiums of $241.1 million, $294.1 million and $265.2 million in 2010, 2009 and 2008, and earned premiums of $ 240.5 million, $276.7 million and $183.2 million in those respective years, under this arrangement.
Use of estimates in preparation of financial statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period reported upon. In particular, estimates of written and earned premiums and unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error, due both to the necessity of estimating information with respect to certain reinsurance contracts where reports from ceding companies for the quarterly reporting periods are not contractually due until after the balance sheet date, as well as the inherent uncertainty in estimating ultimate claim amounts that will be reported and settled over a period of many years. The estimates and assumptions are based on management’s evaluation of the relevant facts and circumstances using information available at the time such estimates and assumptions are made. The amounts of such assets, liabilities, revenues and expenses included in the consolidated financial statements may differ significantly from those that might result from use of estimates and assumptions based on facts and circumstances not yet available. Although Wesco’s management does not believe such changes in estimates would have a materially adverse effect on shareholders’ equity, they could produce a material effect on results of operations in a particular period.
Fair Value Measurements
     Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.
     The framework established for measuring fair value is based on observable, independent market inputs and unobservable market assumptions. Following is a description of the three levels of inputs that may be used to measure fair value:
     Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Most of Wesco’s equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.
     Level 2 inputs represent observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active or inactive markets; quoted prices for identical assets or liabilities in markets that are not active; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Wesco’s investments in fixed maturity securities are based primarily on market prices and market data available for instruments with similar characteristics, since active markets are not common for many instruments.
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
Dollar amounts in thousands except for amounts per share

Investments
     The appropriate classifications of investments in securities with fixed maturities and equity securities are established at the time of purchase and reevaluated as of each balance sheet date. There are three permissible classifications: held-to-maturity, trading, and, when neither of those classifications is applicable, available-for-sale. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. All other investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported as a separate component of shareholders’ equity.
     Realized investment gains and losses, determined on a specific-identification basis, are included in the consolidated statement of income, as are provisions for other-than-temporary declines in market or fair value of equity investments, when applicable. With respect to an investment in a fixed-maturity security, an other-than-temporary impairment would be recognized if the Company (a) intends to sell or expects to be required to sell the security before amortized cost is recovered or (b) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Losses under (a) would be recognized in earnings. Under (b) any credit loss component would be recognized in earnings, and any difference between fair value and the amortized cost basis, net of the credit loss, would be reflected in other comprehensive income. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Wesco’s ability and intent to hold the investment until the fair value recovers.
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
Dollar amounts in thousands except for amounts per share

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
Inventories
     Inventories of $5,006 and $6,221, included in other assets on the accompanying consolidated balance sheet at December 31, 2010 and 2009, are stated at the lower of last-in, first-out (“LIFO”) cost or market; under this method, the most recent costs are reflected in cost of products sold. The aggregate differences in values between LIFO cost and cost determined under the first-in, first-out (“FIFO”) methods were $8,445 and $9,793 as of December 31, 2010 and December 31, 2009, respectively. LIFO inventory accounting adjustments increased income before income taxes by $1,389 and $2,551 ($833 and $1,535 after income taxes) for 2010 and 2009 and decreased income before income taxes by $1,167 ($702, after income taxes) for 2008.
Capitalized construction costs
     Capitalized construction costs of $54,721 and $72,005 are included in other assets on the accompanying consolidated balance sheet at December 31, 2010 and 2009. These costs are associated with the acquisition, development and construction of a real estate project managed by MS Property Company, a Wesco subsidiary.
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
Dollar amounts in thousands except for amounts per share

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
Losses and loss adjustment expenses
     Liabilities for unpaid insurance losses and loss adjustment expenses represent estimates of the ultimate amounts payable under property and casualty reinsurance and insurance contracts related to losses occurring on or before the balance sheet date. Liabilities for insurance losses are comprised of estimates for reported claims (“case reserves”) and reserve development on reported claims, as well as estimates for claims that have not yet been reported (some of which may not be reported for many years), which together are also referred to as “incurred-but-not-reported” reserves (“IBNR” reserves). The liability for unpaid losses includes significant estimates for these claims and includes estimates reported by ceding insurers. Loss reserve estimates reflect past loss experience, adjusted as appropriate when losses are reasonably expected to deviate from experience.
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
Dollar amounts in thousands except for amounts per share

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
Income taxes
     Wesco and its subsidiaries join in the filing of consolidated Federal income tax returns of Berkshire. The consolidated Federal tax liability is apportioned among group members pursuant to methods that result in each member of the group paying or receiving an amount that approximates the increase or decrease in consolidated taxes attributable to that member. In addition, Wesco and its subsidiaries also file income tax returns in state and local jurisdictions as applicable.
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
Accounting pronouncements adopted in 2010 and 2009
     In May 2009, the FASB amended ASC 855 Subsequent Events to set forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date, but before the company’s financial
Dollar amounts in thousands except for amounts per share

statements are issued, and was effective for the periods ending after June 15, 2009. Wesco management has evaluated events that have occurred subsequent to December 31, 2010.
     In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires disclosing separately the amount of significant transfers in and out of the Level 1 and Level 2 categories and the reasons for the transfers, and it requires that Level 3 purchases, sales, issuances and settlement activity be reported on a gross rather than a net basis. ASU 2010-06 also requires fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 measurements.
Accounting pronouncements not yet in effect
     Wesco’s management does not believe than any authoritative accounting pronouncements issued to date and required to be adopted after yearend 2010 are likely to have a material effect on shareholders’ equity.
Note 2.  Investments
     Following is a summary of investments in securities with fixed maturities:

	December 31, 2010
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains (Losses)	Value	Value

Mortgage-backed securities	$17,031	$1,941	$18,972	$18,972
Corporate bonds	206,800	5,400	212,200	206,800
Other	9,407	14	9,421	9,421

	$233,238	$7,355	$240,593	$235,193

	December 31, 2009
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains (Losses)	Value	Value

Mortgage-backed securities	$18,865	$1,837	$20,702	$20,702
Corporate bonds	200,000	—	200,000	200,000
Other	8,265	905	9,170	9,170

	$227,130	$2,742	$229,872	$229,872

     At yearend 2010 and 2009, the fair values of securities with fixed maturities contained unrealized gains of $7,355 and $2,742. There were no unrealized losses at December 31, 2010 or 2009.
     On December 17, 2009 Wesco acquired $200 million par amount of 5% senior notes due 2014 of Wm. Wrigley Jr. Company (“Wrigley”). Wesco has classified the Wrigley Notes as held-to-maturity, and accordingly, they are carried at cost.
Dollar amounts in thousands except for amounts per share

     Shown below are the amortized costs and fair values of securities with fixed maturities at December 31, 2010, by contractual maturity dates.

	Amortized Cost	Fair Value
Due in 2011 — 2013	$9,407	$9,421
Due in 2014	206,800	212,200
Mortgage-backed securities	17,031	18,972

	$233,238	$240,593

     Following is a summary of investments in equity securities (all common stocks except for Goldman Sachs Group, Inc. preferred stock and warrants):

	December 31, 2010		December 31, 2009
		Fair		Fair
	Cost	Value	Cost	Value
The Procter & Gamble Company	$372,480	$401,419	$372,480	$378,331
The Coca-Cola Company	40,761	473,912	40,761	410,719
Wells Fargo & Company	382,779	391,813	382,779	341,240
Kraft Foods Incorporated	325,816	315,100	325,816	271,800
US Bancorp	245,919	269,700	266,940	225,100
Other	232,007	420,309	243,661	438,437

	$1,599,762	$2,272,253	$1,632,437	$2,065,627

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
     At yearends 2010 and 2009, the estimated fair values of equity securities contained unrealized gains of $731,159 and $590,395 and unrealized losses of $58,668 and $157,205, respectively. As of December 31, 2010, the unrealized losses were attributable to two equity securities with respect to which $55,998 had been in an unrealized loss position for more than twelve months. The unrealized loss on each security approximated 2.5% and 12.5% of its respective cost. In management’s judgment the financial condition and near term prospects of these issuers are favorable and Wesco possesses the intent and ability to retain these investments for a period of time sufficient to allow for the prices to recover.
     During the fourth quarter of 2010, Wesco recorded other-than-temporary impairment losses of $21,021 related to certain purchase lots of an equity security that had been below cost for more than two years. Other-than-temporary impairment losses result in a reduction of the cost basis of the investment and not its fair value. Accordingly, such losses that are included in after-tax earnings are offset by a corresponding credit to other comprehensive income.
     Although the investments of Wesco and its subsidiaries are subject to market risks, derivatives are not utilized to manage risks.
Dollar amounts in thousands except for amounts per share

Following is a summary of realized investment gains and (losses) for each of the past three years:

	2010	2009	2008
Fixed Maturity Securities —
Gross gains	$6,800	$—	$—
Gross losses	—	—	—
Equity securities —
Gross gains	—	—	7,006
Gross losses	(259)	—	—

Total	$6,541	$—	$7,006

Note 3.  Accounts Receivable
     Accounts receivable from unaffiliated companies are comprised of the following:

	December 31,	December 31,
	2010	2009
Trade accounts receivable	$39,700	$40,592
Allowance for uncollectible accounts	(2,509)	(2,609)

	$37,191	$37,983

Note 4.  Rental Furniture
     Following is a reconciliation of the change in carrying value of rental furniture for 2010 and 2009:

	December 31,	December 31,
	2010	2009
Cost of rental furniture	$303,526	$294,266
Less accumulated depreciation	(125,846)	(116,473)

	$177,680	$177,793

Note 5.  Goodwill
     Following is a breakdown of goodwill:

	December 31,	December 31,
	2010	2009
Balance at beginning of year	$277,590	$277,742
Foreign currency translation	(76)	(152)
Acquisitions of businesses and other	—	—

	$277,514	$277,590

     The decrease in goodwill for 2010 and 2009 relates to the fluctuation of the foreign currency exchange rate of the functional currency for Roomservice Group, CORT’s foreign based subsidiary.
     The Company performed its annual goodwill impairment test for 2010 and 2009 in the fourth quarters of each respective year, and concluded that there was no impairment for any of its reporting units at that time because the fair values exceeded the book carrying values.
Dollar amounts in thousands except for amounts per share

     There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will be accurate predictions of the future. If the slow recovery from the recent economic recession has an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6.  Insurance Losses and Loss Adjustment Expenses Payable
     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for IBNR claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities.
     Following is a summary of liabilities for unpaid losses and loss adjustment expenses for each of the past three years:

	2010	2009	2008
Gross liabilities at beginning of year	$343,466	$215,268	$93,845
Less ceded liabilities*	(19,288)	(17,914)	(23,502)

Net balance at beginning of year	324,178	197,354	70,343

Incurred losses recorded during year —
For current year	196,870	225,451	175,962
For all prior years	(16,614)	(12,144)	(3,762)

Total incurred losses	180,256	213,307	172,200

Payments made during year —
For current year	12,893	34,618	19,433
For all prior years	107,428	51,865	25,756

Total payments	120,321	86,483	45,189

Net liabilities at end of year	384,113	324,178	197,354
Plus ceded liabilities*	24,271	19,288	17,914

Gross liabilities at end of year	$408,384	$343,466	$215,268

*	Principally represents Wes-FIC’s proportionate share of reinsurance purchased by the aviation pools.
     Incurred losses “for all prior years,” commonly known as “reserve development,” represents the net amount of estimation error charged (credited) to earnings with respect to the liabilities established as of the beginning of the year. Reference is made to Note 13, Business Segment Data, for a summary of the principal insurance activities in which Wesco’s insurance segment has engaged in the past three years. During 2010, $16,614 of net favorable reserve development was recorded, which principally included $6,994 attributable to the Swiss Re contract for the years 2009 and 2008, and $3,858 attributable to aviation-related reinsurance, primarily for the years 2004 through 2009, as well as $5,887 attributable to primary insurance. During 2009, $12,144 of net favorable reserve development was recorded, which principally included $12,043 attributed to the Swiss Re contract for the year 2008 and $3,502 attributable to aviation-related reinsurance, primarily for the years 2005 to 2007, partially offset by $4,579 of unfavorable reserve development attributable to primary insurance, including, most notably, increases in loss estimates relating to the years 2007 and 2008, less loss recoveries of $1,002 attributable mainly to a deposit guarantee loss recorded in 2008. During 2008, $3,762 of net favorable reserve development was recorded, which included $4,158 attributable to aviation-related reinsurance, primarily for years 2002-2007, partially offset by $396 of unfavorable reserve development attributable to primary insurance.
Dollar amounts in thousands except for amounts per share

Note 7.  Notes Payable and Other Contractual Obligations
     Following is a summary of notes payable, at year end:

	December 31,
	2010	2009
Revolving credit facility	$51,000	$28,000
Other	200	200

	$51,200	$28,200

     The credit facility, used in the furniture rental business, totals $100,000 and is unsecured. The weighted average annual interest rate on amounts outstanding under the revolving credit facility at yearend 2010 was 0.50% in addition to an annual commitment fee of .075% of the total credit facility. The underlying agreement does not contain any materially restrictive covenants, and is guaranteed by Berkshire. The credit facility expires in June 2011. In addition to the $51,200 of loans outstanding at December 31, 2010, the business was contingently liable with respect to letters of credit totaling $12,440.
     Fair values of the notes payable at yearend 2010 and 2009 approximated carrying values of $51,200 and $28,200.
     In addition to recorded liabilities, Wesco at yearend 2010 had operating lease obligations aggregating $107,934 (payable in 2011, $26,659; in 2012, $22,244; in 2013, $17,047; in 2014, $13,417; in 2015, $9,890; and thereafter, $16,678) and other contractual obligations aggregating $20,330. Rent expense amounted to $31,460, $34,391, and $32,013 for 2010, 2009, and 2008.
Note 8.  Fair Value Measurements
     Following is a summary of Wesco’s yearend 2010 and 2009 financial assets and liabilities measured at fair value on a recurring basis by the type of inputs applicable to fair value measurement:

	Total Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Investments in fixed maturity securities	$28,393	$—	$28,393	$—
Investments in equity securities	2,272,253	1,944,271	—	327,982

December 31, 2009
Investments in fixed maturity securities	$29,872	$—	$29,872	$—
Investments in equity securities	2,065,627	1,726,878	—	338,749
     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments in
Equity Securities
Balance at December 31, 2009	$338,749
Change in unrealized gains included in other comprehensive income	(10,767)
Purchases	—

Balance at December 31, 2010	$327,982

Dollar amounts in thousands except for amounts per share

Investments in
Equity Securities
Balance at December 31, 2008	$209,510
Change in unrealized gains included in other comprehensive income	129,239
Purchases	—

Balance at December 31, 2009	$338,749

Note 9.  Income Taxes
     Following is a breakdown of income taxes payable at 2010 and 2009 yearends:

	December 31,
	2010	2009
Deferred tax liabilities, relating to —
Appreciation of investments	$237,136	$153,511
Cost basis differences in investments	116,368	116,368
Other items	60,831	63,794

	414,335	333,673
Deferred tax assets	(54,069)	(43,066)

Net deferred tax liabilities	360,266	290,607
Taxes currently payable	2,374	60
Other	670	—

Income taxes payable	$363,310	$290,667

     The consolidated statement of income contains a provision (benefit) for income taxes, as follows:

	2010	2009	2008
Federal	$18,784	$12,786	$24,958
State	652	(2,517)	(957)
Foreign	(463)	(688)	(1,002)

Provision for income taxes	$18,973	$9,581	$22,999

Current	$31,553	$17,349	$15,987
Deferred	(12,580)	(7,768)	7,012

Provision for income taxes	$18,973	$9,581	$22,999

     Following is a reconciliation of the statutory federal income tax rate with the effective income tax rate resulting in the provision for income taxes appearing on the consolidated statement of income:

	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from —
Dividends received deduction	(16.9)	(25.1)	(14.6)
State income taxes, less Federal tax benefit	(0.3)	(2.7)	(0.3)
Other differences, net	3.0	7.9	1.8

Effective income tax provision rate	20.8%	15.1%	21.9%

     Consolidated U.S. federal income tax return liabilities have been substantially settled with the Internal Revenue Service (the “IRS”) through 2001. The IRS has completed its examination of the consolidated
Dollar amounts in thousands except for amounts per share

U.S. federal income tax returns for the years 2002 through 2006. The results of the examinations are currently in the IRS appeals process. The IRS has begun its examination of returns for the 2007 through 2009 tax years. Wesco management believes that the ultimate outcome of the Federal income tax audits will not materially affect Wesco’s consolidated financial statements.
Note 10.  Recent Events
     On February 7, 2011, Wesco and Berkshire announced that they had entered into a definitive merger agreement, whereby Berkshire will acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for cash or shares of Berkshire Class B common stock, at the election of each Wesco shareholder. The transaction requires the affirmative vote of holders of a majority of Wesco’s outstanding shares in favor of the adoption of the merger agreement, which will be sought at a special meeting of the shareholders of Wesco, and is subject to customary closing conditions. The transaction is also subject to a non-waivable condition that a majority of the outstanding shares not owned by Berkshire (and excluding certain specified shareholders) vote in favor of the adoption of the merger agreement. Berkshire has agreed to vote the Wesco shares it owns in favor of the transaction. Closing is expected to occur before the end of the second quarter of 2011, but there can be no assurance that any transaction will actually be completed. Reference is made to the Form 8-K filed by Wesco with the Securities and Exchange Commission (the “SEC”) on February 7, 2011 for the terms of the transaction and additional information. That report is available at no charge at Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.
Note 11.  Litigation and Environmental Matters
     Two lawsuits were filed on February 8, 2011 by plaintiffs claiming to be Wesco shareholders challenging the transactions contemplated by the merger agreement between Berkshire and Wesco. Both of the lawsuits name Wesco, Wesco’s directors, Berkshire and Montana Acquisitions, LLC as defendants. One of them also names Blue Chip Stamps (a wholly owned subsidiary of Berkshire) and Wesco’s Chief Financial Officer as defendants. One of the actions was filed in Delaware Chancery Court and the other in Los Angeles Superior Court. Both purport to be class actions on behalf of Wesco shareholders.
     The Delaware action is styled Joel Krieger v. Wesco Financial Corporation, et al. The Los Angeles action is styled James Kinsey v. Wesco Financial Corporation, et al. The lawsuits allege, among other things, that Wesco’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) statements in Wesco’s annual reports comparing its prospects for growth with those of Berkshire have been unduly unfavorable to Wesco, and (iii) the Wesco directors’ approval of the proposed merger was tainted by conflicts of interest between Berkshire and the non-Berkshire shareholders of Wesco in breach of the Board’s fiduciary duties. The lawsuits also allege that Berkshire and its affiliates violated fiduciary duties owed by a majority shareholder and/or aided and abetted the alleged breaches by Wesco’s directors. The plaintiffs seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms. The defendants intend to defend against these and any additional actions asserting similar claims that may be brought in the future.
     Federal and state environmental agencies have made claims relating to alleged contamination of soil and groundwater with trichloroethylene and perchloroethylene against Precision Brand Products (“PBP”), whose results, like those of its parent, Precision Steel, are included in Wesco’s industrial segment, and various other businesses situated in an industrial park in Downers Grove, Illinois. PBP, along with the other businesses, have
Dollar amounts in thousands except for amounts per share

been negotiating remedial actions with various governmental entities. Included in other liabilities on the accompanying consolidated balance sheet is $652 as of December 31, 2010, representing management’s estimate of the remaining costs that are likely to be incurred in connection with the these matters. Although the ultimate cost is not yet certain, it is not expected that the ultimate impact of additional future costs, if any, will be significant to Wesco.
Note 12.  Quarterly Financial Information
     Unaudited quarterly consolidated financial information for 2010 and 2009 follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,		Total For Year
2010
Revenues	$191,798	$197,092	$197,491	$179,322		$765,703

Net income	$12,327	$31,270	$17,748	$10,867		$72,212
Per capital share	1.73	4.39	2.49	1.53		10.14

2009
Revenues	$210,802	$202,515	$203,884	$196,130		$813,331

Net income	$19,959	$12,930	$9,882	$11,302		$54,073
Per capital share	2.80	1.82	1.39	1.58		7.59

Realized investment gains (losses) —
2010
Before taxes (included in revenues)	$(259)	$—	$4,000	$(18,221	)*	$(14,480	)*
After taxes (included in net income)	(168)	—	2,600	(11,844	)*	($9,412	)*

2009
None

*	Includes OTTI losses of $21.0 million ($13.7 million, after taxes), as applicable.
Note 13.  Business Segment Data
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
Dollar amounts in thousands except for amounts per share

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
     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, Wesco’s insurance subsidiaries were able to pay up to approximately $291,970 as ordinary dividends as of yearend 2010.
     Combined shareholders’ equity of Wes-FIC and KBS determined pursuant to statutory accounting rules (“statutory surplus”) was approximately $2,779,000 at December 31, 2010 and $2,568,000 at December 31, 2009. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.
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
Dollar amounts in thousands except for amounts per share

	2010	2009	2008
Insurance segment:
Premiums earned	$284,517	$323,221	$237,964
Dividend and interest income	75,643	67,253	77,914
Income taxes	19,269	15,156	12,055
Net income	73,051	63,003	61,332
Depreciation and amortization other than of discounts and premiums of investments	27	26	36
Advertising expense	65	111	138
Capital expenditures	23	7	4
Goodwill of acquired businesses	26,991	26,991	26,991
Assets at yearend	3,184,937	2,782,500	2,363,454

Furniture rental segment:
Revenues	$367,451	$380,196	$410,043
Income taxes	7,003	(1,717)	7,006
Net income (loss)	11,480	(1,359)	15,744
Depreciation and amortization other than of discounts and premiums of investments	45,815	53,783	43,195
Advertising expense	10,355	12,837	16,762
Interest expense	504	640	1,798
Capital expenditures	4,642	2,972	7,197
Goodwill of acquired businesses	250,523	250,599	250,751
Assets at yearend	507,393	502,779	561,163

Industrial segment:
Sales, service and other revenues	$48,266	$38,380	$60,872
Income taxes	554	(357)	759
Net income (loss)	1,079	(648)	842
Depreciation and amortization	404	402	409
Advertising expense	202	211	202
Capital expenditures	191	230	456
Assets at yearend	18,668	19,502	16,734

Realized investment gains:
Before taxes (included in revenues)	$(14,480)	$—	$7,006
After taxes (included in net income)	(9,412)	—	4,554

Other items unrelated to business segments:
Dividend and interest income	$164	$205	$1,165
Other revenues	4,142	4,076	3,990
Income taxes	(2,785)	(3,501)	726
Net income (loss)	(3,986)	(6,923)	(356)
Depreciation and amortization	321	387	351
Capital expenditures	48	755	95
Assets at yearend	80,946	96,645	109,344

Consolidated revenues (total of those set forth above)	$765,703	$813,331	$798,954

Consolidated assets (total of those set forth above)	$3,791,944	$3,401,426	$3,050,695

Dollar amounts in thousands except for amounts per share

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT
BALANCE SHEET
(Dollar amounts in thousands)

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$41	$18
Investment in subsidiaries, at cost plus equity in subsidiaries’ undistributed earnings and unrealized appreciation	2,980,774	2,749,442

	$2,980,815	$2,749,460

Liabilities and shareholders’ equity:
Loans from subsidiaries	$212,192	$198,268
Income taxes payable	(943)	128
Other liabilities	3,849	347

Total liabilities	215,098	198,743
Shareholders’ equity (see consolidated balance sheet and statement of changes in shareholders’ equity)	2,765,717	2,550,717

	$2,980,815	$2,749,460

STATEMENT OF INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues	$—	$—	$—

Expenses:
Intercompany interest	1,791	1,914	5,083
General and administrative	5,373	1,041	1,277

	7,164	2,955	6,360

Loss before items shown below	(7,164)	(2,955)	(6,360)
Income taxes	(2,507)	(1,034)	(2,225)
Equity in undistributed earnings of subsidiaries	76,869	55,994	86,251

Net income	$72,212	$54,073	$82,116

See notes to consolidated financial statements.

WESCO FINANCIAL CORPORATION
SCHEDULE I — CONDENSED FINANCIAL
INFORMATION OF REGISTRANT (Continued)
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$72,212	$54,073	$82,116
Adjustments to reconcile net income with cash flows from operating activities —
Change in income taxes payable currently	(1,071)	66	(417)
Equity in undistributed earnings of subsidiaries	(76,869)	(55,994)	(86,251)
Other, net	3,502	25	202

Net cash flows from operating activities	(2,226)	(1,830)	(4,350)

Cash flows from financing activities:
Borrowings from subsidiaries, net	13,924	13,064	15,331
Payment of cash dividends	(11,675)	(11,249)	(10,965)

Net cash flows from financing activities	2,249	1,815	4,366

Increase (decrease) in cash and cash equivalents	23	(15)	16
Cash and cash equivalents — beginning of year	18	33	17

Cash and cash equivalents — end of year	$41	$18	$33

See notes to consolidated financial statements.