Form 10-Q
period 2011-03-31
WESCO FINANCIAL CORP
filed 2011-05-06
CIK 105729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,119,807 as of May 6, 2011

PART I. FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheet — March 31, 2011 and December 31, 2010	5

Condensed consolidated statement of income and retained earnings — three-month periods ended March 31, 2011 and March 31, 2010	6

Condensed consolidated statement of cash flows — three-month periods ended March 31, 2011 and March 31, 2010	7

Notes to condensed consolidated financial statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
EX-31.A
EX-31.B
EX-32.A
EX-32.B
     Reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, appearing on pages 33 — 34 of the Form 10-K Annual Report for the year ended December 31, 2010, filed by Wesco Financial Corporation (“Wesco”), for information on equity price risk, interest rate risk and foreign exchange risk at Wesco. There have been no material changes through March 31, 2011.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the management of Wesco, including Charles T. Munger (Chief Executive Officer) and Jeffrey L. Jacobson (Chief Financial Officer), of the effectiveness of the design and operation of Wesco’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, Messrs. Munger and Jacobson concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission, and are effective to ensure that information required to be disclosed by Wesco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Wesco’s management, including Mr. Munger and Mr. Jacobson, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Wesco’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
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
     The Delaware action is styled Joel Krieger v. Wesco Financial Corporation, et al. The Los Angeles action is styled James Kinsey v. Wesco Financial Corporation, et al. The lawsuits allege, among other things, that Wesco’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) statements in Wesco’s annual reports comparing its prospects for growth with those of Berkshire have been unduly unfavorable to Wesco, and (iii) the Wesco directors’ approval of the proposed merger was tainted by conflicts of interest between Berkshire and the non-Berkshire shareholders of Wesco in breach of the Board’s fiduciary duties. The lawsuits also allege that Berkshire and its affiliates violated fiduciary duties owed by a majority shareholder and/or aided and abetted the alleged breaches by Wesco’s directors. The plaintiffs seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms. The Kinsey action has been stayed pending the resolution of the similar claims asserted in the Krieger action. In the Krieger action, the plaintiff has moved for a preliminary injunction to prevent a shareholder vote on the transaction. The defendants have opposed that motion. A hearing on the motion is scheduled to take place on May 10, 2011. The defendants intend to defend against these and any additional actions asserting similar claims that may be brought in the future.
     Wesco and its subsidiaries are not otherwise involved in any legal proceedings the ultimate outcomes of which are expected to be significant to Wesco.
Item 1A. Risk Factors.
     Reference is made to pages 9 through 11 of Wesco’s Annual Report on Form 10-K for the year ended December 31, 2010, for a summary of risk factors identified with the ownership of Wesco common stock. The following risk factor should also be considered by investors or possible investors in Wesco.
     On February 7, 2011, Wesco and Berkshire announced that they had entered into a definitive merger agreement, whereby Berkshire will acquire the remaining 19.9% of the shares of Wesco’s capital stock that it does not presently own in exchange for cash or shares of Berkshire Class B common stock, at the election of each Wesco shareholder. The transaction requires the affirmative vote of holders of a majority of Wesco’s outstanding shares in favor of the adoption of the merger agreement, which will be sought at a special meeting of the shareholders of Wesco, and is subject to customary closing conditions. The transaction is also subject to a non-waivable condition that a majority of the outstanding shares not owned by Berkshire (and excluding certain specified shareholders) vote in favor of the adoption of the merger agreement. There can be no assurance that any transaction will be completed. The trading price of Wesco’s capital stock on the NYSE Amex increased upon the public announcement of Berkshire’s original offer to acquire the remaining Wesco shares, and it increased again upon public announcement of the execution of the merger agreement. In the event a transaction does not occur, there could be an adverse effect on the trading price of Wesco’s capital stock.
     A Form 8-K filed by Wesco with the Securities and Exchange Commission (the “SEC”) on February 7, 2011, and Schedules 13 E-3 and 13-E-3/A filed on March 7, 2011 and April 15, 2011, respectively, contain additional information about the proposed transaction, including a copy of the merger agreement. Those documents are available at no charge at Wesco’s website, www.wescofinancial.com, or the SEC’s website, www.sec.gov.
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

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	March 31,	Dec. 31,
	2011	2010
ASSETS
Cash and cash equivalents	$492,599	$472,569
Investments —
Securities with fixed maturities	236,338	235,193
Equity securities	2,247,792	2,272,253
Receivable from affiliates	220,820	170,852
Rental furniture	186,112	177,680
Goodwill of acquired businesses	277,578	277,514
Other assets	217,605	185,883

	$3,878,844	$3,791,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance losses and loss adjustment expenses —
Affiliated business	$467,347	$371,805
Unaffiliated business	34,338	36,579
Unearned insurance premiums —
Affiliated business	151,615	112,019
Unaffiliated business	8,075	9,545
Deferred furniture rental income and security deposits	8,039	8,269
Notes payable	64,900	51,200
Income taxes payable, principally deferred	337,814	363,310
Other liabilities	79,053	73,500

	1,151,181	1,026,227

Shareholders’ equity:
Capital stock and additional paid-in capital	33,324	33,324
Accumulated other comprehensive income	455,785	437,365
Retained earnings	2,238,554	2,295,028

Total shareholders’ equity	2,727,663	2,765,717

	$3,878,844	$3,791,944

See notes beginning on page 8.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues:
Furniture rentals	$77,690	$71,865
Sales and service revenues	28,108	27,623
Insurance premiums earned —
Affiliated business	85,240	66,113
Unaffiliated business	5,371	5,741
Dividend and interest income	24,522	19,681
Realized net investment gains (losses)	1,800	(259)
Other-than-temporary impairment losses on investments	(52,705)	—
Other	1,022	1,034

	171,048	191,798

Costs and expenses:
Cost of products and services sold	31,640	31,993
Insurance losses and loss adjustment expenses —
Affiliated business	122,511	51,570
Unaffiliated business	3,013	5,733
Insurance underwriting expenses —
Affiliated business	29,048	20,944
Unaffiliated business	2,576	1,673
Selling, general and administrative expenses	71,102	66,039
Interest expense	109	87

	259,999	178,039

Income (loss) before income taxes	(88,951)	13,759
Income taxes	(35,467)	1,432

Net income (loss)	(53,484)	12,327

Retained earnings — beginning of period	2,295,028	2,234,493
Cash dividends declared and paid	(2,990)	(2,919)

Retained earnings — end of period	$2,238,554	$2,243,901

Amounts per capital share based on 7,119,807 shares outstanding throughout each period:
Net income (loss)	$(7.51)	$1.73

Cash dividends	$.42	$.41

See notes beginning on page 8.

WESCO FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities	$22,965	$18,948

Cash flows from investing activities:
Maturities and redemptions of securities with fixed maturities	802	5,769
Proceeds from sales of equity securities	—	11,394
Purchases of rental furniture	(26,262)	(13,793)
Sales of rental furniture	13,353	14,204
Change in condominium construction in process	—	6,889
Other, net	(1,539)	(1,677)

Net cash flows from investing activities	(13,646)	22,786

Cash flows from financing activities:
Net increase in notes payable, principally line of credit	13,700	2,000
Payment of cash dividends	(2,990)	(2,919)

Net cash flows from financing activities	10,710	(919)

Effect of foreign currency exchange rate changes	1	(24)

Increase in cash and cash equivalents	20,030	40,791
Cash and cash equivalents — beginning of period	472,569	273,671

Cash and cash equivalents — end of period	$492,599	$314,462

Supplementary information:
Interest paid during period	$139	$74
Income taxes paid, net, during period	132	2,565

See notes beginning on page 8.

WESCO FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except for amounts per share)
(Unaudited)
Note 1. General
     The unaudited condensed consolidated financial statements of which these notes are an integral part include the accounts of Wesco Financial Corporation (“Wesco”) and its subsidiaries. In preparing these financial statements, management has evaluated events and transactions that have occurred subsequent to March 31, 2011. In management’s opinion, such statements reflect all adjustments (all of them of a normal recurring nature) necessary to a fair statement of interim results in accordance with accounting principles generally accepted in the United States of America.
     Reference is made to the notes to Wesco’s consolidated financial statements appearing on pages 54 through 69 of its 2010 Form 10-K Annual Report for other information deemed generally applicable to the condensed consolidated financial statements. In particular, Wesco’s significant accounting policies and practices are set forth in Note 1 on pages 54 through 59. There have been no changes in such policies and practices since yearend.
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
     Wesco’s management does not believe that any accounting pronouncements issued by the Financial Accounting Standards Board or other applicable authorities that are required to be adopted after March 31, 2011 are likely to have a material effect on reported shareholders’ equity.
Note 2. Investments
     Following is a summary of investments in securities with fixed maturities:

	March 31, 2011
	Amortized	Unrealized	Fair
	Cost	Gains	Value	Carrying Value
Mortgage-backed securities	$16,226	$1,922	$18,148	$18,148
Corporate bonds	208,600	5,200	213,800	208,600
Other	9,422	168	9,590	9,590

	$234,248	$7,290	$241,538	$236,338

	December 31, 2010
	Amortized	Unrealized	Fair	Carrying
	Cost	Gains	Value	Value
Mortgage-backed securities	$17,031	$1,941	$18,972	$18,972
Corporate Bonds	206,800	5,400	212,200	206,800
Other	9,407	14	9,421	9,421

	$233,238	$7,355	$240,593	$235,193

     At March 31, 2011 and December 31, 2010, the carrying values of securities with fixed maturities contained no unrealized losses.
Following is a summary of investments in equity securities:

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
The Procter & Gamble Company	$372,480	$384,384	$372,480	$401,419
The Coca-Cola Company	40,761	478,019	40,761	473,912
Wells Fargo & Company	342,290	400,916	382,779	391,813
Kraft Foods Incorporated	313,600	313,600	325,816	315,100
US Bancorp	245,919	264,300	245,919	269,700
Other	232,007	406,573	232,007	420,309

	$1,547,057	$2,247,792	$1,599,762	$2,272,253

     Fair values of equity securities included gross unrealized losses of $2,973 at March 31, 2011 and $58,668 at December 31, 2010.
     Other equity securities at March 31, 2011 includes an investment of $205,000, at cost, in shares of 10% cumulative perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and warrants to acquire up to approximately 1.78 million shares of GS common stock, at any time until they expire on October 1, 2013, at a price of $115 per share. On April 18, 2011, GS redeemed Wesco’s investment in its cumulative preferred stock, for $225,500. Wesco’s consolidated second quarter 2011 earnings will include a pre-tax realized investment gain of $51,250 ($33,313, after taxes) in connection with the redemption, representing the excess of the after-tax redemption proceeds over Wesco’s cost. Wesco carries its investments on its consolidated balance sheet at fair value, with unrealized gains and losses included in shareholders’ equity. As of March 31, 2011, the fair value of the GS preferred stock was $225,500, and shareholders’ equity included unrealized after-tax gains of $33,313 relating to the investment. As a result, the investment gain that will be included in Wesco’s second quarter earnings from the redemption of the GS preferred stock will be entirely offset by the reversal of the unrealized gain recorded as of March 31, 2011, and there will therefore be no effect on Wesco’s total consolidated shareholders’ equity.
     During the first quarter of 2011, Wesco recorded other-than-temporary impairment (“OTTI”) losses of $52,705, before taxes, with respect to certain purchase lots of its investments in Wells Fargo and Kraft Foods common stocks, whose fair values had been below cost for an extended period of time. OTTI losses result in a reduction of the cost basis of the investments and not their fair values. Accordingly, such losses that are included in after-tax earnings are offset by corresponding credits to other comprehensive income, without effect on Wesco’s total consolidated shareholders’ equity.
Dollar amounts in thousands, except for amounts per share

Note 3. Comprehensive income
     The following table sets forth Wesco’s consolidated comprehensive income for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net income (loss)	$(53,484)	$12,327
Foreign currency translation adjustment, net of tax *	321	(586)
Change in unrealized appreciation of investments, net of income tax effect of $9,746 and $41,294	18,099	76,242

Comprehensive income (loss)	$(35,064)	$87,983

*	Represents gains and losses from translating the financial statements of the furniture rental segment’s foreign-based operations, acquired in January of 2009, from the local currency to U.S. dollars.
Note 4. Fair value measurements
     Following is a summary of Wesco’s financial assets and liabilities measured and carried at fair value on a recurring basis by the type of inputs applicable to fair value measurement.

		Fair Value Measurements Using
	Total Fair
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Investments in fixed-maturity securities	$27,738	$—	$27,738	$—
Investments in equity securities	2,247,792	1,937,600	225,500	84,692

December 31, 2010
Investments in fixed-maturity securities	$28,393	$—	$28,393	$—
Investments in equity securities	2,272,253	1,944,271	—	327,982
     As of March 31, 2011, Wesco transferred its investment in GS preferred stock to the category Level 2 measurements given the pending redemption of that investment which occurred on April 18, 2011.
     Following is a summary of Wesco’s assets and liabilities measured at fair value, with the use of significant unobservable inputs (Level 3):

Investments
in Equity
Securities
Balance as of December 31, 2010	$327,982
Transfer to level 2 investments	(225,500)
Unrealized losses on level 3 investments, included in other comprehensive income	(17,790)

Balance as of March 31, 2011	$84,692

Balance as of December 31, 2009	$338,749
Unrealized losses on level 3 investments, included in other comprehensive income	(1,925)

Balance as of March 31, 2010	$336,824

Dollar amounts in thousands, except for amounts per share

Note 5. Goodwill
     The Company performed its annual impairment tests in the fourth quarter of 2010 and concluded that there was no impairment for any of its reporting units because the fair values exceeded the carrying values. In connection with the preparation of its consolidated financial statements for the first quarter of 2011, the Company reviewed the conclusions reached in connection with its impairment testing as of yearend 2010 and noted that no events had occurred, nor had circumstances changed significantly subsequent to yearend, that would more likely than not reduce the fair values of its reporting units below their carrying amounts.
     Certain of the Company’s reporting units have been negatively impacted by the recent economic recession from which their businesses have not yet fully recovered, but the extent of the impact over the long term cannot be reasonably predicted. There can be no assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the weak economic conditions have an adverse impact on the long-term economic value of the reporting units, the Company may be required to record goodwill impairment losses in future periods. Currently, it is not possible to determine if any such future impairment losses would result or if such losses would be material.
Note 6. Recent Events
     On February 7, 2011, Wesco and Berkshire announced that they had entered into a definitive merger agreement, whereby Berkshire will acquire the remaining 19.9% of the shares of Wesco’s common stock that it does not presently own in exchange for cash or shares of Berkshire Class B common stock, at the election of each Wesco shareholder. The transaction requires the affirmative vote of holders of a majority of Wesco’s outstanding shares in favor of the adoption of the merger agreement, which will be sought at a special meeting of the shareholders of Wesco, and is subject to customary closing conditions. The transaction is also subject to a non-waivable condition that a majority of the outstanding shares not owned by Berkshire (and excluding certain specified shareholders) vote in favor of the adoption of the merger agreement. There can be no assurance that any transaction will actually be completed.
Note 7. Litigation and Environmental Matters
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
     The Delaware action is styled Joel Krieger v. Wesco Financial Corporation, et al. The Los Angeles action is styled James Kinsey v. Wesco Financial Corporation, et al. The lawsuits allege, among other things, that Wesco’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) statements in Wesco’s annual reports comparing its prospects for growth with those of Berkshire have been unduly unfavorable to Wesco, and (iii) the Wesco directors’ approval of the proposed merger was tainted by conflicts of interest between Berkshire and the non-Berkshire shareholders of Wesco in breach of the Board’s fiduciary duties. The lawsuits also allege that
Dollar amounts in thousands, except for amounts per share

Berkshire and its affiliates violated fiduciary duties owed by a majority shareholder and/or aided and abetted the alleged breaches by Wesco’s directors. The plaintiffs seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms. The Kinsey action has been stayed pending the resolution of the similar claims asserted in the Krieger action. In the Krieger action, the plaintiff has moved for a preliminary injunction to prevent a shareholder vote on the transaction. The defendants have opposed that motion. A hearing on the motion is scheduled to take place on May 10, 2011. The defendants intend to defend against these and any additional actions asserting similar claims that may be brought in the future.
     Wesco’s Precision Steel subsidiary and one of its subsidiaries are parties to an environmental matter in the state of Illinois, the ultimate outcome of which is not expected to be material.
Note 8. Business segment data
     Following is condensed consolidated financial information for Wesco, by business segment:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Insurance segment:
Revenues	$115,035	$91,491
Net income (loss)	(22,918)	10,817
Goodwill of acquired businesses	26,991	26,991
Assets at end of period	3,257,200	2,980,822

Furniture rental segment:
Revenues	$92,595	$87,396
Net income	2,558	1,740
Goodwill of acquired businesses	250,587	250,483
Assets at end of period	519,638	501,522

Industrial segment:
Revenues	$13,203	$12,092
Net income	380	54
Assets at end of period	20,556	20,662

Realized net investment gain (loss):
Before taxes (included in revenues)	$1,800	$(259)
After taxes (included in net income)	1,170	(168)

Other-than-temporary impairment losses on investments:
Before taxes (included in revenues)	$(52,705)	$—
After taxes (included in net income)	(34,259)	—

Dollar amounts in thousands, except for amounts per share

Other items unrelated to business segments:
Revenues	$1,120	$1,078
Net loss	(415)	(116)
Assets at end of period	81,450	93,416

Consolidated totals:
Revenues	$171,048	$191,798
Net income (loss)	(53,484)	12,327
Goodwill of acquired businesses	277,578	277,474
Assets at end of period	3,878,844	3,596,422

Dollar amounts in thousands, except for amounts per share

WESCO FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 15 through 33 of the Form 10-K Annual Report filed by Wesco Financial Corporation (“Wesco”) for the year 2010 (“Wesco’s 2010 10-K”) for information deemed generally appropriate to an understanding of the accompanying condensed consolidated financial statements. The information set forth in the following paragraphs updates such discussion. Further, in reviewing the following paragraphs, attention is directed to the accompanying unaudited condensed consolidated financial statements.
OVERVIEW
Financial Condition
     Wesco’s consolidated balance sheet reflects significant liquidity and a strong capital base, with relatively little debt. A large amount of liquidity and capital is maintained in the insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses.
Results of Operations
     Wesco’s Wesco-Financial Insurance Company (“Wes-FIC”) subsidiary has participated in a retrocession agreement with Berkshire Hathaway’s National Indemnity Company (“NICO”) subsidiary, to assume 10% of NICO’s quota share reinsurance of Swiss Reinsurance Company and its major property-casualty affiliates since 2008. Wes-FIC’s contract (“the Swiss Re contract”), is described in Item 1, Business, appearing on page 4 of Wesco’s 2010 10-K.
     The unaudited consolidated net loss of Wesco Financial Corporation and its subsidiaries for the first quarter of 2011 amounted to $53,484,000 compared to net income of $12,327,000 for the first quarter of 2010. The 2011 figure included $34,259,000 of after-tax other-than-temporary impairment (“OTTI”) losses, explained elsewhere in this 10-Q, and realized investment gains of $1,170,000, after taxes. The 2010 figure included realized investment losses of $168,000, after taxes. The amounts, if any, of these gains and losses in any period have no predictive value, and variations in amount from period to period have no practical analytical value.
     Wesco’s consolidated earnings, excluding realized net investment gains and losses and OTTI losses, decreased by $32,890,000 for the first quarter of 2011, from the corresponding 2010 figure. The decrease was due principally to an increase in catastrophic worldwide reinsurance losses, including losses from the Japanese earthquake and tsunami, recorded in the current quarter in connection with the Swiss Re contract. Earnings of Wesco’s CORT furniture rental and Precision Steel businesses, although improved, continue to reflect the effects of weak economic conditions.
FINANCIAL CONDITION
     Wesco continues to have a strong consolidated balance sheet, with high liquidity and relatively little debt. Consolidated cash and cash equivalents, held principally by Wesco’s insurance businesses, amounted to $492.6 million at March 31, 2011, and $472.6 million at December 31, 2010.
     Wesco’s liability for unpaid losses and loss adjustment expenses at March 31, 2011 totaled $501.7 million, compared to $408.4 million at December 31, 2010. The increase related mainly to the Swiss Recontract.

     Wesco’s consolidated borrowings totaled $64.9 million at March 31, 2011, compared to $51.2 million at December 31, 2010. The borrowings relate principally to a revolving credit facility used in the furniture rental business. In addition to the notes payable and the liabilities for unpaid losses and loss adjustment expenses of Wesco’s insurance businesses, Wesco and its subsidiaries have operating lease and other contractual obligations which, at March 31, 2011, were essentially unchanged from the $128.2 million included in the table of off-balance sheet arrangements and contractual obligations appearing on page 26 of Wesco’s 2010 10-K.
     Wesco’s shareholders’ equity at March 31, 2011 was $2.73 billion ($383.11 per share), a decrease of $38.1 million from the $2.77 billion ($388.45 per share) reported at December 31, 2010. Wesco carries substantially all of its investments on its consolidated balance sheet at fair value, with net unrealized appreciation or depreciation included as a component of shareholders’ equity, net of deferred taxes, without being reflected in earnings. The change in shareholders’ equity reflects principally the net loss reported for the period, and dividends paid to shareholders, less after-tax net appreciation of the aggregate values of Wesco’s investments. During the first quarter of 2011, as explained below, under “Results of Operations,” Wesco recorded an OTTI loss in the aggregate amount of $52.7 million ($34.3 million, after taxes), with respect to two equity investments. The recognition of the loss did not affect Wesco’s total shareholders’ equity, but merely resulted in a reclassification of the after-tax amount from net unrealized appreciation to retained earnings, another component of shareholders’ equity.
     As reported in Wesco’s 2010 10-K, the operations of Wesco’s furniture rental and industrial subsidiaries have been impacted by weak economic conditions. Although the earnings of these segments have improved for the first quarter of 2011 over those of the corresponding year-ago quarter, they will continue to focus on cost reduction actions, including minimizing capital expenditures and operating expenses, pending meaningful economic recovery.
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
     The condensed consolidated statement of income and retained earnings appearing on page 6 has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Revenues, including realized net investment gains or losses and OTTI losses, if any, are followed by costs and expenses, and a provision for income taxes, to arrive at net income. The following summary sets forth the after-tax contribution to GAAP net income of each business segment — insurance, furniture rental and industrial — as well as activities not considered related to such segments. Realized net investment gains or losses and OTTI losses, if any, are excluded from segment activities, consistent with the way Wesco’s management views the business operations. (Amounts are in thousands, except for per-share data.)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Insurance segment:
Underwriting loss	$(43,249)	$(5,243)
Investment income	20,331	16,060
Furniture rental segment	2,558	1,740
Industrial segment	380	54
Other	(415)	(116)

Realized investment gains (losses)	1,170	(168)
Other-than-temporary impairment losses on investments	(34,259)	—

Consolidated net income (loss)	$(53,484)	$12,327

Net income per capital share based on 7,119,807 shares outstanding throughout each period	$(7.51)	$1.73

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

	Three Months Ended
	March 31,	March 31,
	2011	2010
Insurance premiums written:
Reinsurance	$124,879	$98,750
Primary	2,372	2,884

Total	$127,251	$101,634

Insurance premiums earned:
Reinsurance	$88,305	$69,334
Primary	2,306	2,520

Total	90,611	71,854

Insurance losses, loss adjustment expenses and underwriting expenses:
Reinsurance	$155,459	$77,980
Primary	1,689	1,940

Total	157,148	79,920

Underwriting loss, before income taxes:
Reinsurance	(67,154)	(8,646)
Primary	617	580

Total	(66,537)	(8,066)
Income tax benefit	(23,288)	(2,823)

Underwriting loss, after taxes	$(43,249)	$(5,243)

     At March 31, 2011, Wesco’s in-force reinsurance business consisted principally of the participation in two distinctive arrangements with wholly owned subsidiaries of Berkshire. The first is a quota-share retrocession agreement with National Indemnity Company (“NICO” — the “Swiss Re contract”), which became effective at the beginning of 2008, for the assumption of a 10% share of NICO’s 20% quota share reinsurance of Swiss Re property casualty risks incepting over the five-year period ending December 31, 2012, on the same terms as NICO’s agreement with Swiss Re. The second is Wes-FIC’s participation, since 2001, in aviation-related risks (hull, liability and workers’ compensation) through aviation insurance pools, whose underwriting and claims are managed by United States Aviation Underwriters, Inc.
     Contractual delays in reporting, and limitations in details reported, by the ceding companies necessitate that estimates be made of reinsurance premiums written and earned, as well as reinsurance losses and expenses. Under the Swiss Re contract premiums, claims and expenses are generally reported to NICO (and, in turn, are available to Wes-FIC) 45 days after the end of each quarterly period. Accordingly, the premiums, claims and expenses arising from the contract for the most recent quarterly period are estimates. The importance of the Swiss Re contract to Wesco’s results of operations causes those results to be particularly sensitive to this estimation process. Increases or decreases in premiums earned as a result of the estimation process related to the reporting lag are typically substantially offset by related increases or decreases in claim and expense estimates. Periodic underwriting results can also be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior periods.

     Written reinsurance premiums for the first quarter of 2011 included $118.6 million relating to the Swiss Re contract, up 28.5% from the $92.3 million written for the first quarter of 2010. Earned premiums under the contract for the current quarter were $78.5 million, up 31.3% from the $59.8 million earned under the contract for the first quarter of 2010. Written aviation-related reinsurance premiums were $6.2 million for the first quarter of 2011, down 4.6% from the $6.5 million written for the corresponding 2010 period.
     Written primary insurance premiums declined by 17.8% for the current quarter from those of the corresponding 2010 quarter. Earned primary premiums declined by 8.5%. These decreases principally reflect KBS management’s ongoing maintenance of sound underwriting standards, as pricing competition has continued to intensify.
     Management believes that “underwriting gain or loss” is an important measure of the financial performance of an insurance company. Underwriting results of Wesco’s insurance segment fluctuate from period to period but historically have been generally favorable. In the first quarter of 2011, the incidence and severity of insured catastrophic world events were greater than in the first quarter of 2010. The 2011 events included the earthquake and tsunami in Japan, the earthquake in Christchurch, New Zealand, and floods and a cyclone in Australia. The 2010 events included the Chilean earthquake and European Windstorm Xynthia. Underwriting results under the Swiss Re contract reflect Wes-FIC’s estimates (based on publicly available information) that its pre-tax share of losses and expenses from those events was $70.1 million in the first quarter of 2011 and $15.0 million for the first quarter of 2010. Principally as a result, the Swiss Re contract generated pre-tax underwriting losses of $66.6 million for the first quarter of 2011 and $6.3 million for the first quarter of 2010. Underwriting results under the contract also reflect the (negative) positive impacts of $(5.5 million) and $3.7 million, before taxes, respectively, of movements in foreign exchange rates during the respective quarters.
     Underwriting results from the aviation pools reflect pre-tax losses of $0.6 million for the first quarter of 2011 and $2.4 million for the first quarter of 2010. The 2011 figure reflects unfavorable reserve development of $1.8 million, before taxes, relating to losses occurring in 2010. The frequency and severity of aviation-related losses tend to be volatile, and experience was more favorable in the more recent period.
     The profitability of any reinsurance or insurance arrangement is best assessed after all losses and expenses have been realized, perhaps many years after the coverage period, rather than for any given reporting period.
     Following is a summary of investment income produced by Wesco’s insurance segment. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Investment income, before taxes	$24,424	$19,637
Income tax expense	4,093	3,577

Investment income, after taxes	$20,331	$16,060

     Investment income of the insurance segment comprises dividends and interest earned principally from the investment of shareholder capital (including reinvested earnings) as well as float (principally premiums received before payment of related claims and expenses). The insurance segment’s pre-tax dividend income increased by $5.6 million for the first quarter of 2011, and pre-tax interest income decreased by $0.8 million, as compared with the corresponding 2010 figures.
     The income tax provisions, expressed as percentages of pre-tax investment income, shown in the foregoing table, amounted to 16.8% and 18.2% for the quarters ended March 31, 2011 and 2010, reflecting the relation of dividend income, which is substantially exempt from income taxes, to interest income, which is fully taxable.
Furniture Rental Segment
     The furniture rental segment consists of CORT Business Services Corporation (“CORT”). Following is a summary of segment operating results. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues:
Furniture rentals	$77,690	$71,865
Furniture sales	13,353	14,204
Service fees	1,552	1,327

Total revenues	92,595	87,396

Cost of rentals, sales and fees	20,936	21,838
Selling, general and administrative expenses	67,456	62,734
Interest expense	109	87

	88,501	84,659

Income before income taxes	4,094	2,737
Income tax expense	1,536	997

Segment net income	$2,558	$1,740

     Furniture rental revenues for the first quarter of 2011 increased $5.8 million (8.1%) from those of the first quarter of 2010. Rental revenues, excluding those from trade shows, locations not in operation throughout each year and non-recurring major contracts (the 2010 figures included significant revenues from the U.S. Government Census contract), increased $5.2 million (9.2%) for the current quarter over those of the year-ago quarter. The number of furniture leases outstanding at the end of the first quarter of 2011 increased by 6.7% over the number outstanding at the end of 2010 and by 8.6% over those outstanding at the end of the first quarter of 2010. Customer demand for rental furniture decreased significantly during the recent economic recession; however management is hopeful that recent improvements in core rental revenues and furniture leases outstanding indicate that customer demand has stabilized and that further recovery may be on the horizon.
     Furniture sales revenues decreased by 6.0% for the first quarter of 2011 from those reported for the year ago quarter. The decrease in furniture sales for the current quarter was attributed principally to the closing of 11 furniture clearance centers since the beginning of 2010, as well as a reduced level of residential furniture available for sale.
     Service fees revenues have not been significant, but improved by $0.2 million for the first quarter of 2011 from those of the year-ago quarter.

     Segment revenues, less cost of rentals, sales and fees, provided $71.7 million of gross profit for the first quarter of 2011, up $6.1 million from those of the corresponding 2010 quarter. The gross profit percentages were 77.4% for the first quarter of 2011 and 75.0% for the first quarter of 2010. The improvement in the percentage for the current period was due principally to a decrease in depreciation expense.
     Selling, general, administrative and interest expenses (“operating expenses”) for the segment were $67.5 million for the first quarter of 2011, up $4.7 million (7.5%) from the $62.7 million incurred for the first quarter of 2010. Since late in 2008, management has focused on the reduction of operating expenses. However, the nature of CORT’s business requires significant expenditures on customer service. The increase in operating expenses for the first quarter of 2011 principally reflects increased employee-related, warehousing and delivery expenses.
     Income before income taxes of the furniture rental segment amounted to $4.1 million in the first quarter of 2011 versus a $2.7 million for the first quarter of 2010. The improvement in profitability for the current period was due to a combination of the increase in revenues and improvement in the gross profit percentage, explained above.
Industrial Segment
     Following is a summary of the results of operations of the industrial segment, which consists of the businesses of Precision Steel Warehouse, Inc. and its subsidiaries. (Amounts are in thousands.)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$13,203	$12,092

Cost of sales and services	10,704	10,154
Selling, general and administrative expenses	1,856	1,851

	12,560	12,005

Income before income taxes	643	87
Income tax expense	263	33

Segment net income	$380	$54

     Reference is made to pages 24 and 25 of Wesco’s 2010 10-K for information about Wesco’s industrial segment, including the challenges affecting the domestic steel service industry for a number of years, which were exacerbated beginning in the latter half of 2008 by recessionary conditions. Wesco also reported in its 2010 10-K that industrial segment sales and service revenues for calendar year 2010 increased by 25.8% and volume, in terms of pounds sold, improved by 25.8% over those of calendar year 2009.
     Industrial segment revenues for the first quarter of 2011 increased by $1.1 million (9.2%) over those of the first quarter of 2010. Sales, in terms of pounds sold for the quarter, however, decreased by 2.7%, to 7.9 million pounds, from 8.1 million pounds sold during the first quarter of 2010. Domestic steel mill suppliers have steadily increased prices since the beginning of the current year, and Precision Steel has passed these costs on to its customers. The reduction in volume of pounds of steel sold is attributed mainly to the belief that many customers have begun limiting purchases to their immediate needs rather than building their inventory levels. Fluctuations in volume for single quarterly periods are not necessarily indicative of trends, but could be indicative of differences in the timing of orders placed. In any event, the volume of pounds sold for the current quarter compares unfavorably with the 10.7 million pounds sold by the industrial segment in the first quarter of 2008 and 10.4 million pounds sold in the first quarter of 2007.
     The industrial segment operates on a low gross profit margin (revenues, less cost of products and services). Gross profit increased to 18.9% of revenues for the current quarter, from 16.0% realized for the corresponding 2010 quarter. The segment’s business activities require a base of operations supported by significant fixed operating costs. Segment management has attempted to hold down costs where feasible. The increases in segment pre-tax and net income for the first quarter of 2011 were attributable principally to the increase in the gross profit percentage and the increase in sales and service revenues.
Unrelated to Business Segment Operations
     Realized gains and losses on, and OTTI of, Wesco’s investments have fluctuated in amount from period to period, sometimes impacting net income significantly. Amounts and timing of these realizations have no predictive or practical analytical value. Wesco’s investments are carried at fair value, and unrealized gains and losses are reflected, net of deferred income tax effect, in the unrealized appreciation component of other comprehensive income, in its shareholders’ equity. When gains or losses are realized, due to the sale of securities or other triggering events such as the determination that an OTTI is to be recognized, they are credited or charged to the consolidated statement of income. Generally, in Wesco’s case, there has been little, if any, effect on total shareholders’ equity — essentially only a transfer from net unrealized appreciation or depreciation to retained earnings. Wesco’s consolidated earnings contained after-tax realized net investment gains of $1.2 million and OTTI losses of $34.3 million for the first quarter of 2011, and realized investment losses of $0.2 million and no OTTI losses for the first quarter of 2010.
     On April 18, 2011, Goldman Sachs Group, Inc. (“GS”) redeemed Wesco’s investment in GS’s preferred stock for $225.5 million. Wesco’s second quarter 2011 earnings will include a pre-tax realized investment gain of $51.25 million ($33.3 million, after taxes) in connection with the redemption, representing the excess of the redemption proceeds over Wesco’s cost. Wesco has carried the GS preferred at fair value and as of March 31, 2011, the value reflected on the Company’s consolidated balance sheet was $225.5 million. As a result, Wesco’s consolidated shareholders’ equity as of March 31, 2011 already included an after-tax unrealized gain of $33.3 million as a component of other comprehensive income in connection with this investment. The investment gain that will be included in Wesco’s second quarter earnings from the redemption will be entirely offset by a reversal of the unrealized gain recorded as of March 31, 2011. Consolidated investment income for the second quarter of 2011 (and likely beyond) is expected to decline compared with 2010, given the relatively low yields currently available from new investment opportunities. Otherwise, the redemption of the GS preferred stock will have essentially no impact on Wesco’s consolidated comprehensive income for the second quarter of 2011, or its consolidated shareholders’ equity as of June 30, 2011.
* * * * *

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
     Reference is made to page 26, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2010 10-K, for a table summarizing the contractual obligations associated with ongoing business activities of Wesco and its subsidiaries, some of which are off-balance sheet, and involve cash payments in periods after yearend 2010. At March 31, 2011, there have been no material changes in contractual obligations, including off-balance sheet arrangements, of Wesco or its subsidiaries from those reported as of December 31, 2010.
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
CRITICAL ACCOUNTING POLICIES AND PRACTICES
     Reference is made to pages 27 to 33, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wesco’s 2010 10-K for the accounting policies and practices considered by Wesco’s management to be critical to its determination of consolidated financial position and results of operations, as well as to Note 1 to Wesco’s consolidated financial statements appearing on pages 54 through 60 thereof for a description of the significant policies and practices followed by Wesco (including those deemed critical) in preparing its consolidated financial statements. There have been no changes in significant policies and practices through March 31, 2011.
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Wesco’s actual performance and future events and actions to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to those risks reported above in Item 1A, Risk

Factors and in Item 1A of Wesco’s 2010 10-K, but also to the occurrence of one or more catastrophic events such as acts of terrorism, hurricanes, or other events that cause losses insured by Wesco’s insurance subsidiaries, changes in insurance laws or regulations, changes in income tax laws or regulations, and changes in general economic and market factors that affect the prices of investment securities or the industries in which Wesco and its affiliates do business. Special consideration should also be given to the pending merger transaction between Berkshire and Wesco described above in Item 1A, Risk Factors. There can be no assurance that the merger will actually be consummated.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO FINANCIAL CORPORATION
Date: May 6, 2011	By:	/s/ Jeffrey L. Jacobson
Jeffrey L. Jacobson
Vice President and Chief Financial Officer (principal financial officer)